Form 10QSB
period 1996-04-30
HOH WATER TECHNOLOGY CORP
filed 1996-07-01
CIK 808015

           __________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                          Commission file number 0-16416
ended APRIL 30, 1996


                        HOH WATER TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                     33-0056212
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)

          23251 Vista Grande, Suite A, Laguna Hills, California  93653
          (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (714) 770-9187

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ].

       At June 28, 1996, 18,960,695 shares of the Registrant's stock were outstanding.

           _________________________________________________________

                        HOH WATER TECHNOLOGY CORPORATION


                                 BALANCE SHEETS



                                                October 31,    April 30,
                 Assets                            1995          1996
                 ------                         -----------   -----------
                                                              (Unaudited)
Current assets:

  Cash                                           $  3,743       $  8,275

  Receivables:
    Trade accounts                                  7,278          7,278
    Due from related parties                       81,198         79,698
    Allowance for doubtful receivables            (84,480)       (84,480)
                                                 --------       --------
                                                    3,996          2,496

      Total Assets                               $  7,739       $ 10,771
                                                 ========       ========



See accompanying notes to financial statements.

                        HOH WATER TECHNOLOGY CORPORATION


                                 BALANCE SHEETS



                                                                        October 31,       April 30,
        Liabilities and Stockholders' Equity (Deficiency)                  1995              1996
                                                                       -------------     ------------
                                                                                         (Unaudited)
Current liabilities:
  Notes payable to stockholders                                         $     14,304     $     15,020
  Accounts payable                                                           158,207          158,207
  Accrued liabilities                                                          2,828            1,523
  Allowance for loss on lawsuit settlements                                   23,331           23,331
                                                                       -------------     ------------
       Total current liabilities                                             198,670          198,081

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1995 and 1996                                           26,000           26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value.  Authorized 20,000,000 shares; 17,979,097 shares issued and 17,579,097 shares
    outstanding in 1995; 19,360,695 shares issued and 18,960,695
    shares outstanding in 1996                                               175,791          189,606
  Class B common stock, $.01 assigned par value.  Authorized
    839,825 shares; issued and outstanding 839,825 shares in
    1995 and 1996                                                              8,398            8,398
  Additional paid-in capital                                              15,485,809       15,634,166
  Deficit accumulated in the development stage                           (15,734,163)     (15,892,715)
  Notes receivable on common stock                                          (152,766)        (152,766)
                                                                       -------------     ------------
                                                                            (216,931)        (213,311)
                                                                       -------------     ------------
Total Liabilities and Stockholders' Equity (Deficiency)                $       7,739     $     10,771
                                                                       =============     ============


See accompanying notes to financial statements.

                        HOH WATER TECHNOLOGY COROPRATION


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Three months ended             Six months ended
                                                              April 30,                     April 30,
                                                      -------------------------     -------------------------
                                                         1995           1996           1995           1996
                                                      ----------     ----------     ----------     ----------
License fees received                                 $    8,250     $    5,500     $   31,500     $    9,700
                                                      ----------     ----------     ----------     ----------

Costs and expenses:
  General and administrative                              16,911         71,673            290         91,249
                                                      ----------     ----------     ----------     ----------
                                                          16,911         71,673            290         91,249
                                                      ----------     ----------     ----------     ----------
Loss from operations                                      (8,661)       (66,173)        31,210        (81,549)
                                                      ----------     ----------     ----------     ----------
Other income and (expense):
  Interest expense                                          (325)          (358)          (650)          (716)
  Financing costs                                              -        (76,287)       (41,070)       (76,287)
  Patent litigation rights                                (4,000)             -        (74,375)             -
  Miscellaneous income (expense)                               -              -              -              -
                                                      ----------     ----------     ----------     ----------
                                                          (4,325)       (76,645)      (116,095)       (77,003)
                                                      ----------     ----------     ----------     ----------
      Net loss                                        $  (12,986)    $ (142,818)    $  (84,885)    $ (158,552)
                                                      ==========     ==========     ==========     ==========
Net income (loss) per share of common stock           $        -     $    (0.01)    $    (0.01)    $    (0.01)
                                                      ==========     ==========     ==========     ==========
Weighted average common shares outstanding            15,772,103     16,332,863     15,772,103     16,332,863
                                                      ==========     ==========     ==========     ==========


See accompanying notes to financial statements.

                        HOH WATER TECHNOLOGY CORPORATION


                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)





                                          Common Stock              Class B Common Stock
                                  -----------------------------   ------------------------                              Deficit
                                                    Amount                     Amount                       Notes     accumulated
                                    Number     ----------------   Number   ---------------   Additional   receivable    in the
                                      of        Per                 of      Per                paid-in    on common   development
                                    shares     share    Total     shares   share    Total      capital      stock        stage
                                  ----------   -----   --------   -------  ------   ------   -----------  ----------  ------------
Balance at October 31, 1995       17,579,097   $ -     $175,791   839,825  $  -     $8,398   $15,485,809  $(152,766)  $(15,734,163)

Issuance of common stock on
  exercise of options                  5,000    0.05         50      -        -       -              200       -            -
  exercise of options                 83,130    0.15        831      -        -       -           11,638       -            -
  exercise of options                 45,832    0.20        458      -        -       -            8,708       -            -

Issuance of common stock for cash    200,000    0.20      2,000      -        -       -           38,000       -            -

Issuance of common stock for
  services rendered                  200,000    0.12      2,000      -        -       -           22,000       -            -

Issuance of common stock for
  conversion of debt                 847,636    0.09      8,476      -        -       -           67,811       -            -

Net Loss                              -          -         -         -        -       -             -          -          (158,552)
                                  ----------   -----   --------   -------  ------   ------   -----------  ---------   ------------
Balance at April 30, 1996         18,960,695           $189,607   839,825  $8,398   $8,398   $15,634,166  $(152,766)  $(15,892,715)
                                  ==========           ========   =======  ======   ======   ===========  =========   ============





See accompanying notes to financial statements.

                        HOH WATER TECHNOLOGY CORPORATION



                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six months ended
                                                                            April 30,
                                                                      ---------------------
                                                                        1995        1996
                                                                      --------    ---------
Cash flows from operating activities:
  Net loss                                                            $(71,899)   $(158,552)
                                                                      --------    ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                          306         -
    Financing costs related to issuance of warrants                     41,070         -
    Financing costs related to issuance of common stock                    -         76,287
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                (3,500)       1,500
      Decrease (increase) in other assets                                1,500         -
      Increase (decrease) in accounts payable and accrued expenses     (33,263)      (1,305)
      Increase in interest payable, net                                    -            716
                                                                      --------    ---------
        Total adjustments                                                6,113       77,198
                                                                      --------    ---------
      Net cash used in operating activities                            (65,786)     (81,354)

Cash flows from investing activities: None

Cash flows from financing activities:

  Proceeds from issuance of common stock                                68,125       85,886
                                                                      --------    ---------
       Net cash provided by financing activities                        68,125       85,886
                                                                      --------    ---------
         Net increase (decrease) in cash                                 2,339        4,532

       Cash (overdraft) at beginning of period                             370        3,743
                                                                      --------    ---------
         Cash (overdraft) at end of period                            $  2,709    $   8,275
                                                                      ========    =========


See accompanying notes to financial statements.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


(1)  Interim Financial Statements

      The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the results of operations for the periods presented, except those which may be required to adjust assets and liabilities to the net realizable value should the Company not be able to continue operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1995.

      Liquidity

      As of April 30, 1996, the Company had current liabilities in excess of current assets of $187,310, a deficit accumulated during the development stage of $15,892,715 and a stockholders' deficit of $213,311. The Company has never generated a positive cash flow from operations and, as a result of a severe lack of working capital, in January, 1992 was forced to suspend operations while it sought additional financing. In May, 1992, HOH entered into a Letter of Intent with Electropure, Inc. (a California corporation) to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. From May, 1992, since entering into such license relationship, through October 31, 1995, the Company has funded its working capital needs from license fees paid by Electropure totaling $369,995. During the six months ended April 30, 1996, the Company received an additional $9,700 in license fees and the Company also received net proceeds of $21,886 from the exercise of 133,962 warrants to purchase common stock at prices ranging from $0.05 to $0.20 per share. During the period, the Company also received $40,000 in net proceeds from the sale of 200,000 shares of common stock at $0.20 per share.

(2)  Due from Related Parties

      The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of HOH. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at April 30, 1996 are offset by an allowance for doubtful accounts.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


      A total of $23,763 remains due as of April 30, 1996 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $17,978, which has been offset by an allowance for doubtful accounts.

      As of April 30, 1996, there remained $800 principal due and owing from the current officer of the Company on a $5,000 loan made during fiscal 1995 at 6% simple interest.

(3) Inventory

      Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

(4)  Commitments and Contingencies

      All of the Company's assets were fully depreciated and written off during the fiscal year ended October 31, 1995.

      Commitments

      In June, 1992, the Company entered into a sub-lease with Electropure, Inc. for the rental of space at its current location in Laguna Hills, California. The Company paid $500 per month through July, 1995 pursuant to such sub-lease agreement, which includes the use of all utilities, equipment and facilities on the premises. Since August 1, 1995, HOH has occupied the premises on a rent-free basis pursuant to an amendment to the license agreements with Electropure. Consequently, the Company had no sub-lease expense for the fiscal period ended April 30, 1996.

(5)  Stockholders' Deficit

      Common Stock Activity

      Between November 1, 1995 and April 30, 1996, the Company received $21,886 in net proceeds from the exercise of 113,962 warrants to purchase common stock at prices ranging from $0.05 to $0.20 per share.

      In February, 1996, the Company sold 200,000 shares of common stock to two individuals in a private placement offering at $0.20 per share, resulting in net proceeds to the Company in the sum of $40,000.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


      Pursuant to provisions of the July, 1992 agreements with Electropure, Inc., the Company issued 847,636 shares of common stock at $0.09 per share to four individuals to convert a total of $76,287 in loans and interest accrued thereon, resulting in a $76,287 finance expense for the period.

      Also in February, 1996, the Company issued 200,000 shares of common stock for services rendered by a company for a business plan. The transaction resulted in an increase in common stock and additional paid in capital and a $24,000 general and administrative expense.

      Option and Warrant Activity

      Between December, 1995 and January, 1996, the Company issued 25,000 one-year warrants to purchase common stock at $0.05 per share. Such warrants were issued pursuant to the agreements with Electropure, Inc. as partial consideration for $50,000 in loans made to that company.

      On February 23, 1996, the Company and its licensee, Electropure, Inc. entered into a Convertible Loan agreement with a shareholder in both entities, whereby Electropure was loaned the sum of $500,000 for a period of two years at 10% interest. As additional consideration for the loan, the Company has granted the lender a first security interest in all of the Company's patents and future patents during the term that the loan remains outstanding. As further consideration for the loan, the Company granted the lender 300,000 five-year warrants to purchase Common Stock at $2.25 per share. No adjustment in the number or exercise price of such warrants will be made pursuant to the one-for-ten reverse stock split which the Company's shareholders approved in May, 1996. See Part I - "Plan of Operation".

(6)  Net Loss per Share of Common Stock

      Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

(7)  Subsequent Events

       In May, 1996, the Company solicited and received the consent of shareholders to amend its Articles of Incorporation to change the name of the Company to "Electropure, Inc." and to effect a one-for-ten reverse stock split of the Company's Class A and Class B Common Stock. The Company anticipates effecting such amendments within the next thirty
       (30) days.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


       In June, 1996, the Company negotiated an arrangement with its former lawfirm to pay $25,000 over a four month period, beginning July 1, 1996, to settle over $125,000 in accounts payable for past services rendered. The Company's licensee has agreed to make the payments required by this agreement.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations

       References to 1995 and 1996 are for the six months ended April 30, 1995 and 1996, respectively.

       License fees received for fiscal 1996 decreased by $22,800 compared to 1995. However, the Company received $40,000 and $21,886 in proceeds from the sale of common stock and upon the exercise of warrants, respectively. Consequently, Electropure's obligation to pay all necessary expenses was decreased significantly for the period.

       General and administrative expenses for fiscal 1996 increased by $90,959 as compared to fiscal 1995. The increase is due to an increase in legal and accounting expenses and for outside services for the 1996 period combined with the fact that Company wrote off $33,815 in accrued payable during the 1995 fiscal period.

       Financing costs for fiscal 1996 increased by $35,217 as compared to fiscal 1995, due to the expense of issuing 847,636 common shares to in exchange for loans made by Electropure investors.

       Patent litigation rights for 1995 was $74,375 as compared to no activity for 1996. This expense resulted from an agreement to pay the Company's licensee the proceeds from certain warrant exercises and stock purchases during 1995 in exchange for a portion of such licensee's rights to any recovery in the patent infringement action being litigated by the parties.

       No additional provision for loss on lawsuit settlement has been made in fiscal 1996 as the Company believes that adequate provision has been made to settle pending lawsuits.

       Loss before extraordinary item of $158,552 for fiscal 1996 represents an increase of $73,667 from the prior year level. This is primarily due to increases in general administrative expense and financing costs related to the issuance of common stock.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


       Liquidity and Capital Resources

       At April 30, 1996, the Company had a working capital deficit (total current assets less total current liabilities) of $187,310, representing a decrease of $217,946 from the prior year period, primarily as a result of writing off over $244,000 in accrued liabilities in the fourth quarter of fiscal 1995. All funds have been exhausted and the Company is currently reliant upon license fees from Electropure, Inc. for its working capital requirements. The Company believes, however, that sufficient working capital is readily available from Electropure, Inc. to cover the Company's current administrative-only operations for the next six (6) months. See Part I - "Plan of Operation".

       During fiscal 1995, the Company received $72,550 in license fees and realized net proceeds of $68,125 on the exercise of 1,362,500 warrants at $0.05 per share. During the six months ended April 30, 1996, the Company received an additional $9,700 in license fees from Electropure and had received net proceeds of $40,000 and $21,886 from the sale of common stock and from the exercise of warrants to purchase common stock, respectively.

       No assurances can be given that the Company will obtain any significant revenues from sales or that the Company can obtain additional working capital through the sale of Common Stock, the sale of other securities, the issuance of indebtedness or otherwise or on terms acceptable to the Company. Further, no assurances can be given that any such equity financing will not result in a further dilution to the existing shareholders.

       Plan of Operation

       In May, 1995, the Company and its licensee, Electropure, Inc., entered into a Technology License Agreement with Polymetrics, Inc. Such agreement is similar to the license agreement entered into with Glegg Water Conditioning in fiscal 1994, wherein Polymetrics was granted a non-exclusive worldwide license to use and commercially exploit the Electropure ("EDI") electrodeionization technology owned by the Company.

       The Company is currently negotiating with Electropure to reacquire the rights licensed to it in May, 1992 in exchange for the issuance of certain common stock in an amount equal to the original purchase price of $2,750,000 plus up to $370,000 (including accrued interest) in loans made to Electropure by various individuals. Such common stock is planned to be issued in four increments as follows:

       1. Shares with an aggregate value of up to $725,000 to be issued at Market Value on the date upon which the Company has effected the proposed one-for-ten reverse stock split of its outstanding classes of Common Stock;

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


       2. Shares with an aggregate value of up to $725,000, $700,000 and $600,000 to be issued at Market Value upon the Common Stock of the Company first having a per share Market Value for thirty consecutive trading days equal to or in excess each of $3.75, $5.00 and $7.00 per share, respectively.

       Generally, Market Value per share of Common Stock of the Company shall be the mean of the last reported bid and asked prices reported by the Electronic Bulletin Board or National Quotation Bureau, Inc. on each trading day.

       The Company will grant a security interest in all of its patents, current and future, until all of the above shares have been issued. Such security interest will be subordinate to a security interest granted to the individual who loaned Electropure $500,000 in February, 1996. See Note (7) - "Subsequent Events".

       Once the licensed rights are reacquired, Electropure will turn over all assets to the Company, including all cash reserves and will dissolve its operations. The Company intends to hire Electropure's current management as well as its technical and clerical staff. The Company believes that, during the period that Electropure has been in existence, it has established a good reputation in the business community and its name has become associated with the Company's EDI product. For this reason, the Company has sought and received approval from shareholders to change its corporate name to Electropure, Inc. and capitalize on the good will which Electropure has established in the business community.

       During the license relationship with Electropure, Inc. and until the licensed rights are reacquired, the Company's primary operations have been and will continue to be solely administrative. Once the Company has reacquired the licensed rights, it intends to initiate operations with a view toward implementing a production and marketing program. However, no assurances can be given that production and sales will begin in significant quantities since such sales may be dependent on a successful resolution of the litigaton brought by the Company and its licensee against Millipore, et al. See Part II, Item 1. - "Other Information".

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts significant changes that apply to all taxable companies. Although the ultimate impact is unknown, it is the opinion of the Company's management that adoption of this Statement will not have a material effect on financial results in the year of adoption. The Company adopted the new Standard for the fiscal year beginning November 1, 1993.

                        HOH WATER TECHNOLOGY CORPORATION

                    Notes to Condensed Financial Statements

                                 April 30, 1996
                                  (Unaudited)


                          PART II - OTHER INFORMATION

Item 1.

       In March, 1996, the Company and its licensee, Electropure, Inc., filed a lawsuit for declaratory judgment to invalidate and hold unenforceable two patents held by Massachusetts-based Millipore Corporation relating to electrodeionization technology. The lawsuit was filed in the United States Central District Court in Los Angeles and alleges that the two patents covering Millipore's CDI products were each obtained by fraud on the U.S. Patent Office in that Millipore "misrepresented material facts to the U.S. Patent and Trademark Office which, if known, would not have resulted in their issuance [U.S. Patent No. 4,632,745, issued on December 30, 1986, and U.S. Patent No. 4,925,541, issued on May 15,
       1990

       In April, 1996, the Company and its licensee settled the 1993 lawsuit brought against Millipore and its licensee, Ionpure Technologies, for infringement of HOH's EDI patent. While, the terms of the license (issued to Millipore) and settlement are confidential, Millipore and US Filter/Ionpure agreed to the entry of a consent judgment of patent validity which has been entered by the U.S. District Court for the Central District (Los Angeles) of California.

       In December, 1993, a default judgment was rendered against the Company in the sum of $20,270 for unpaid corporate credit card charges the majority of which accrued from 1989. The lawsuit was brought in the Los Angeles County Municipal Court. During the fiscal year ended October 31, 1994, the Company paid $250 on this judgment, however, the Company has made no arrangements to satisfy this obligation as of this writing.

       As disclosed in the Company's Form 10-KSB for the fiscal year ended October 31, 1995, the Company is party to three other lawsuits claiming a total of $38,889 of past due payments. The status of these matters has not materially changed from that which was previously reported and the Company and its counsel expect the Company to prevail in these lawsuits.

       No assurances can be given as to the ultimate outcome of any such litigation or legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

       The shareholders, by written consent, have approved a name change to "Electropure, Inc." by a vote of 9,982,310 for and 283,707 against, and a one-for-ten reverse stock split by a vote of 9,983,080 for and 283,707 against.

Items 2, 3 and 5 omitted as not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 28, 1996

                                        HOH WATER TECHNOLOGY CORPORATION

                                        By  /s/ CATHERINE PATTERSON
                                            ----------------------------------
                                            Catherine Patterson
                                            (Secretary and Chief Financial
                                            Officer with responsibility to
                                            sign on behalf of Registrant as a
                                            duly authorized officer and
                                            principal financial officer)