Form 10QSB
period 1996-07-31
ELECTROPURE INC
filed 1996-08-29
CIK 808015

- -----------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                           -----------------------


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                         Commission file number 0-16416
ended JULY 31, 1996



                               ELECTROPURE, INC.
                 (FORMERLY, HOH WATER TECHNOLOGY CORPORATION)
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           CALIFORNIA                                        33-0056212
- ----------------------------------                       -------------------
  (State or Other Jurisdiction                              (IRS Employer
of Incorporation or Organization)                        Identification No.)



23251 Vista Grande, Suite A, Laguna Hills, California          93653
- -----------------------------------------------------    ------------------
      (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (714) 770-9187


       Securities registered pursuant to Section 12(b) of the Act:  None


          Securities registered pursuant to Section 12(g) of the Act:



                    Common Stock, par value $0.01 per share
- -------------------------------------------------------------------------------
                               (Title of Class)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ].

        At August 28, 1996, 1,896,070 shares of the Registrant's stock were outstanding.



- ----------------------------------------------------------------------------

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS





                                                                   October 31,          July 31,
                                                                      1995               1996
                                                                   ----------         ----------
                                                                                      (Unaudited)
Assets
- ------

Current assets:

  Cash                                                              $  3,743           $    967

  Receivables:
    Trade accounts                                                     7,278              7,278
    Due from related parties                                          81,198             79,098
    Allowance for doubtful receivables                               (84,480)           (84,480)
                                                                    --------           ---------
                                                                       3,996              1,896

               Total Current Assets                                 $  7,739           $  2,863
                                                                    --------           --------
  Propery and equipment, at cost:
    Office equipment                                                      --                539
                                                                    --------           --------
                                                                          --                539

    Less accumulated depreciation and amortization                        --                 22
                                                                    --------           --------
                                                                          --                517

                   Total Assets                                     $  7,739           $  3,380
                                                                    ========           ========

See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)



                                 BALANCE SHEETS


                                                                             October 31,       July 31,
                                                                                1995            1996
                                                                            -----------      ------------
                                                                                             (Unaudited)
Liabilities and Stockholders' Equity (Deficiency)
- -------------------------------------------------

Current liabilities:
  Notes payable to stockholders                                             $     14,304     $     15,378
  Accounts payable                                                               158,207          158,207
  Accrued liabilities                                                              2,828            1,741
  Allowance for loss on lawsuit settlements                                       23,331           23,331
                                                                            ------------     ------------
                        Total current liabilities                                198,670          198,658

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1995 and 1996                                               26,000           26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value.  Authorized 20,000,000 shares; 1,797,910 shares issued and 1,757,910 shares
    outstanding in 1995; 1,936,070 shares issued and 1,896,070
    shares outstanding in 1996                                                   175,791           18,961
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in
    1995 and 1996                                                                  8,398              840
  Additional paid-in capital                                                  15,485,809       15,812,369
  Deficit accumulated in the development stage                               (15,734,163)     (15,900,682)
  Notes receivable on common stock                                              (152,766)        (152,766)
                                                                            ------------     ------------
                                                                                (216,931)        (221,278)
                                                                            ------------     ------------
Total Liabilities and Stockholders' Equity (Deficiency)                     $      7,739     $      3,380
                                                                            ============     ============

See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three months ended              Nine months ended
                                                            July 31,                      July 31,
                                                   ------------------------       -------------------------
                                                      1995           1996            1995           1996
                                                   ----------     ---------       ---------       ---------
License fees received                              $   8,250      $   5,500       $  63,550       $  29,969
                                                   ---------      ---------       ---------       ---------
Costs and expenses:

  General and administrative                          16,893         71,673          32,481         119,127
                                                   ---------      ---------       ---------       ---------
                                                      16,893         71,673          32,481         119,127
                                                   ---------      ---------       ---------       ---------
Loss from operations                                  (8,643)       (66,173)         31,069         (89,158)
                                                   ---------      ---------       ---------       ---------
Other income and (expense):

  Interest expense                                      (325)          (358)           (975)         (1,074)
  Financing costs                                         --        (76,287)        (41,070)        (76,287)
  Patent litigation rights                                --             --         (74,375)             --
  Miscellaneous income (expense)                          --             --              --              --
                                                   ---------      ---------       ---------       ---------
                                                        (325)       (76,645)       (116,420)        (77,361)
                                                   ---------      ---------       ---------       ---------
                    Net loss                       $  (8,968)     $(142,818)      $ (85,351)      $(166,519)
                                                   =========      =========       =========       =========
Net income (loss) per share of common stock        $   (0.01)     $   (0.09)      $   (0.05)      $   (0.10)
                                                   ---------      ---------       ---------       ---------
Weighted average common shares outstanding         1,591,803      1,667,110       1,591,803       1,667,110
                                                   =========      =========       =========       =========


See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)




                                                   Common Stock                    Class B Common Stock
                                        --------------------------------       -----------------------------
                                                         Amount                                  Amount
                                          Number     ------------------         Number      ----------------
                                            of         Per                        of         Per
                                          shares      share       Total         shares      share    Total
                                        ----------    -----     --------      ---------     -----   --------
Balance at October 31, 1995             17,579,097    $  --     $175,791      $ 839,825      $ --   $  8,398

Issuance of common stock on
  exercise of options                        5,000     0.05           50             --        --         --
  exercise of options                       83,130     0.15          831             --        --         --
  exercise of options                       45,832     0.20          458             --        --         --
Issuance of common stock for cash          200,000     0.20        2,000             --        --         --
Issuance of common stock for
  services rendered                        200,000     0.12        2,000             --        --         --
Issuance of common stock for
  conversion of debt                       847,636     0.09        8,476             --        --         --
Reverse Stock Split (one-for-ten)      (17,064,625)      --     (170,646)      (755,842)       --     (7,558)
Net Loss                                        --       --           --             --        --         --
                                       -----------              --------      ---------              -------
Balance at July 31, 1996                 1,896,070              $ 18,961      $  83,983        --    $   840
                                       ===========              ========      =========              =======


                                                                                             Deficit
                                                                         Notes             accumulated
                                                    Additional         receivable           in the
                                                     paid-in            on common          development
                                                     capital             stock               stage
                                                   -----------         ----------         ------------
Balance at October 31, 1995                        $15,485,809         $(152,766)         $(15,734,163)

Issuance of common stock on
  exercise of options                                      200                --                    --
  exercise of options                                   11,638                --                    --
  exercise of options                                    8,708                --                    --
Issuance of common stock for cash                       38,000                --                    --
Issuance of common stock for
  services rendered                                     22,000                --                    --
Issuance of common stock for
  conversion of debt                                    67,811                --                    --
Reverse Stock Split (one-for-ten)                      178,203                --                    --
Net Loss                                                    --                --              (166,519)
                                                   -----------         ---------          ------------
Balance at July 31, 1996                           $15,812,369         $(152,766)         $(15,900,682)
                                                   ===========         =========          ============


See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended July 31,
                                                                             ---------------------------
                                                                               1995              1996
                                                                             ---------        ----------
Cash flows from operating activities:
  Net loss                                                                   $(85,351)        $(166,519)
                                                                             --------         ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                 918                22
    Financing costs related to issuance of warrants                            41,070                --
    Financing costs related to issuance of common stock                            --            76,287
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                       (3,200)            2,100
      Decrease (increase) in other assets                                       4,500              (539)
      Increase (decrease) in accounts payable and accrued expenses            (32,483)           (1,087)
      Increase in interest payable, net                                            --             1,074
                                                                             --------         ---------
                          Total adjustments                                    10,805            77,857
                                                                             --------         ---------
                Net cash used in operating activities                         (74,546)          (88,662)

Cash flows from investing activities:   None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                       74,375            85,886
                                                                             --------         ---------
              Net cash provided by financing activities                        74,375            85,886
                                                                             --------         ---------
                   Net increase (decrease) in cash                               (171)           (2,776)

              Cash (overdraft) at beginning of period                             370             3,743
                                                                             --------         ---------
                   Cash (overdraft) at end of period                         $    199         $     967
                                                                             ========         =========

See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)

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

         In May, 1996, the Company's shareholders approved amendments to the Articles of Incorporation which provided for a corporate name change to "Electropure, Inc." and a one-for-ten reverse stock split of its Class A and Class B common stock. Such name change and reverse stock split became effective on July 25, 1996 at which time the Company's trading symbol on the over-the-counter market was changed to "ELTP".


         Liquidity
         ---------

         As of July 31, 1996, the Company had current liabilities in excess of current assets of $195,795, a deficit accumulated during the development stage of $15,900,682 and a stockholders' deficit of $221,278. The Company has never generated a positive cash flow from operations and, as a result of a severe lack of working capital, in January, 1992 was forced to suspend operations while it sought additional financing. In May, 1992, HOH entered into a Letter of Intent with Panning Enterprises, Inc. (formerly Electropure, Inc.), a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology.
         From May, 1992, since entering into such license relationship, through October 31, 1995, the Company has funded its working capital needs from license fees paid by Panning Enterprises totaling $369,995. During the nine months ended July 31, 1996, the Company received an additional $29,969 in license fees and the Company also received net proceeds of $21,886 from the exercise of 133,962 warrants to purchase common stock at prices ranging from $0.05 to $0.20 per share. During the period, the Company also received $40,000 in net proceeds from the sale of 200,000 shares of common stock at $0.20 per share.

         The one-for-ten reverse stock split effected by the Company on July 25, 1996, resulted in a reduction in capital stock as of such date in the amount of $170,646 for Class A common shares and $7,558 for Class B common shares and an increase of $178,203 in additional paid-in capital.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)

(2)  Due from Related Parties

         The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of HOH. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at July 31, 1996 are offset by an allowance for doubtful accounts.

         A total of $23,763 remains due as of July 31, 1996 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $17,978, which has been offset by an allowance for doubtful accounts.

         As of July 31, 1996, there remained $200 principal due and owing from the current officer of the Company on a $5,000 loan made during fiscal 1995 at 6% simple interest.

(3) Inventory

         Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

(4)  Commitments and Contingencies

         The original cost and accumulated depreciation of assets at July 31, 1996 is as follows.


          Furniture and fixtures                             $539
          Less accumulated depreciation and amortization       22
                                                             ----
                                                             $517
                                                             ====

       Commitments
       -----------

       In June, 1992, the Company entered into a sub-lease with Panning Enterprises for the rental of space at its current location in Laguna Hills, California. The Company paid $500 per month through July, 1995 pursuant to such sub-lease agreement, which includes the use of all utilities, equipment and facilities on the premises. Since August 1, 1995, the Company has occupied the premises on a rent-free basis pursuant to an amendment to the license agreements with Panning

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)


       Enterprises. Consequently, the Company had no sub-lease expense for the fiscal period ended July 31, 1996.

(5)  Stockholders' Deficit


       Common Stock Activity
       ---------------------

       Between November 1, 1995 and July 31, 1996, the Company received $21,886 in net proceeds from the exercise of 113,962 warrants to purchase common stock at prices ranging from $0.05 to $0.20 per share.

       In February, 1996, the Company sold 200,000 shares of common stock to two individuals in a private placement offering at $0.20 per share, resulting in net proceeds to the Company in the sum of $40,000.

       Pursuant to provisions of the July, 1992 agreements with Panning Enterprises, the Company issued 847,636 shares of common stock at $0.09 per share to four individuals to convert a total of $76,287 in loans and interest accrued thereon, resulting in a $76,287 finance expense for the period. The Company has also agreed to issue additional common shares at prices ranging from $0.06 to $0.09 per share to two individuals in exchange for the cancellation of $100,000 and $107,000 in notes payable. Such issuances will be made in the fourth quarter of 1996 and the resulting expense to the Company will be reflected in its financial statements for the year ended October 31, 1996.

       Also in February, 1996, the Company issued 200,000 shares of common stock for services rendered by a company for a business plan. The transaction resulted in an increase in common stock and additional paid in capital and a $24,000 general and administrative expense.


       Option and Warrant Activity
       ---------------------------

       Between December, 1995 and January, 1996, the Company issued 25,000 one-year warrants to purchase common stock at $0.05 per share. Such warrants were issued pursuant to the agreements with Panning Enterprises as partial consideration for $50,000 in loans made to that company.

       On February 23, 1996, the Company and its licensee, Panning Enterprises, entered into a Convertible Loan agreement with a shareholder in both entities, whereby Panning Enterprises was loaned the sum of $500,000 for a period of two years at 10% interest. As additional consideration for the loan, the Company has granted the lender a first security interest in all of the Company's patents and future patents during the term that the loan remains outstanding. As further consideration for the loan, the Company granted the lender 300,000 five-year warrants to purchase

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)

       Common Stock at $2.25 per share. No adjustment in the number or exercise price of such warrants will be made pursuant to the one-for-ten reverse stock split which the Company's shareholders effected in July, 1996. See Part I - "Plan of Operation."

(6)   Net Loss per Share of Common Stock

       Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

(7)  Subsequent Events

       In August, 1996, the Company initiated a private placement offering (the "Offering") of up to 40 Units for $25,000 per Unit, each unit consisting of 10,000 shares of common stock and 10,000 redeemable Class A Warrants to purchase common stock at $3.50 per share until August 1, 1998. Such Warrants are redeemable by the Company at $0.05 per Warrant at any time after August 1, 1997 if the bid price of the Company's common stock exceeds $4.00 per share for any thirty consecutive business days. The Offering is scheduled to expire on September 30, 1996 and may be extended at the option of the Company's Board of Directors. The Company has received verbal commitments to purchase Units under the Offering and expects to receive subscriptions for same within the next several weeks.



                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


       Results of Operations
       ---------------------

       References to 1995 and 1996 are for the nine months ended July 31, 1995 and 1996, respectively.

       License fees received for fiscal 1996 decreased by $33,581 compared to 1995. However, the Company received $40,000 and $21,886 in proceeds from the sale of common stock and upon the exercise of warrants, respectively. Consequently, the obligation of Panning Enterprises to pay all necessary expenses was decreased significantly for the period.

       General and administrative expenses for fiscal 1996 increased by $86,646 as compared to fiscal 1995. The increase is due to an increase in legal and accounting expenses and for outside services for the 1996 period combined with the fact that Company wrote off $33,815 in accrued payable during the 1995 fiscal period.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)


       Financing costs for fiscal 1996 increased by $35,217 as compared to fiscal 1995, due to the expense of issuing 847,636 common shares in exchange for loans made by investors in the Company's licensee, Panning Enterprises.

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

       Loss before extraordinary item of $166,519 for fiscal 1996 represents an increase of $81,168 from the prior year level. This is primarily due to increases in general administrative expense and financing costs related to the issuance of common stock.


       Liquidity and Capital Resources
       -------------------------------

       At July 31, 1996, the Company had a working capital deficit (total current assets less total current liabilities) of $195,795, representing a decrease of $209,621 from the prior year period, primarily as a result of writing off over $244,000 in accrued liabilities in the fourth quarter of fiscal 1995. All funds have been exhausted and the Company is currently reliant upon license fees from Panning Enterprises for its working capital requirements. The Company believes, however, that sufficient working capital is readily available from its licensee to cover the Company's current administrative-only operations for the next several months. See Part I - "Plan of Operation".

       During fiscal 1995, the Company received $72,550 in license fees and realized net proceeds of $68,125 on the exercise of 1,362,500 warrants at $0.05 per share. During the nine months ended July 31, 1996, the Company received an additional $29,969 in license fees from Panning Enterprises and had received net proceeds of $40,000 and $21,886 from the sale of common stock and from the exercise of warrants to purchase common stock, respectively.

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

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)

       Plan of Operation
       -----------------

       In May, 1995, the Company and its licensee, Panning Enterprises (formerly, Electropure, Inc.), entered into a Technology License Agreement with Polymetrics, Inc. Such agreement is similar to the license agreement entered into with Glegg Water Conditioning in fiscal 1994, wherein Polymetrics was granted a non-exclusive worldwide license to use and commercially exploit the Electropure ("EDI") electrodeionization technology owned by the Company.

       The Company is currently negotiating with its licensee, Panning Enterprises, Inc. (formerly, Electropure, Inc.) to reacquire the rights licensed to it in May, 1992 in exchange for the issuance of certain common stock in an amount equal to the original purchase price of $2,750,000 and up to $35,000 (plus accrued interest) in loans made to the licensee by various individuals. Such common stock is planned to be issued in four increments as follows:

       1. Shares with an aggregate value of $725,000 to be issued at $2.30 per share (Market Value on the date upon which the Company's shareholders approved the one-for-ten reverse stock split of its outstanding classes of Common Stock);

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

       The Company will grant a security interest in all of its patents, current and future, until all of the above shares have been issued. Such security interest will be subordinate to a security interest granted to the individual who loaned Electropure $500,000 in February, 1996. See Note (5) - "Stockholders' Deficit - Option and Warrant Activity".

       Once the licensed rights are reacquired, Electropure will return all assets leased to it by the Company, including all cash reserves and will dissolve its operations. The Company intends to hire Electropure's current management as well as its technical and clerical staff. The Company believes that, during the period that Electropure has been in existence, it has established a good reputation in the business community and its name has become associated with the Company's EDI product. For this reason, the Company has received approval from shareholders and, effective July 25, 1996,

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)


       has changed its corporate name to Electropure, Inc. in order to capitalize on the good will which Electropure has established in the business community.

       During the license relationship with Electropure, Inc. and until the licensed rights are reacquired, the Company's primary operations have been and will continue to be solely administrative. Once the Company has reacquired the licensed rights, it intends to initiate operations with a view toward implementing a production and marketing program. However, no assurances can be given that production and sales will begin in significant quantities since such sales may be dependent on obtaining additional working capital through the sale of common stock or other securities.

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



                          PART II - OTHER INFORMATION

Item 1.

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

       In March, 1996, the Company and its licensee, Electropure, Inc., filed a lawsuit for declaratory judgment to invalidate and hold unenforceable two patents held by Massachusetts-based Millipore Corporation relating to electrodeionization technology. The lawsuit was filed in the United States Central District Court in Los Angeles and alleged that the two patents covering Millipore's CDI products were each obtained by fraud on the U.S. Patent Office in that Millipore "misrepresented material facts to the U.S. Patent and Trademark Office which, if known, would not have resulted in their issuance [U.S. Patent No. 4,632,745, issued on December 30, 1986, and U.S. Patent No. 4,925,541, issued on May 15, 1990. The Court had been requested to determine whether Millipore's conduct posed a reasonable apprehension on the part of the Company and its customers of threatened patent infringement. In July, 1996, Judge John Davis rules that there is no threat of patent infringement and, accordingly, dismissed the lawsuit between the parties.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                    Notes to Condensed Financial Statements

                                 July 31, 1996
                                  (Unaudited)


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


Items 2, 3, 5 and 6 omitted as not applicable.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:  August 28, 1996

                                     HOH WATER TECHNOLOGY CORPORATION

                                     By /s/ CATHERINE PATTERSON
                                      ----------------------------------------
                                      (Secretary and Chief Financial Officer
                                      with responsibility to sign on behalf of
                                      Registrant as a duly authorized officer
                                      and principal financial officer)

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)


                               INDEX TO EXHIBITS



                                                                        PAGE
                                                                    SEQUENTIALLY
                                                                      NUMBERED
                                                                    ------------
 3.1     Articles of Incorporation of the Registrant, as amended

27       Financial Data Schedule