Form 10KSB
period 1996-10-31
ELECTROPURE INC
filed 1997-07-17
CIK 808015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                ----------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

For the fiscal year ended                         Commission file number 0-16416
OCTOBER 31, 1996

                                ELECTROPURE, INC.
                  (FORMERLY, HOH WATER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                   33-0056212
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

           23251 Vista Grande, Suite A, Laguna Hills, California 92653
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 770-9187

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Indicate by check mark whether any director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Registrant failed to file any reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year. Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 6, 1997 was $589,583.

At June 6, 1997, 3,942,290 shares of the Registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                     PART I


ITEM 1.        BUSINESS

                                    BUSINESS

Electropure, Inc. ("Electropure" or the "Company" - formerly, HOH Water Technology Corporation ("HOH")) was organized in 1979 to design, develop, manufacture and market the "EDI" series of patented electrodeionization (formerly referred to as "Electropure" or "Electropure technology") devices for commercial, residential, municipal, industrial and agricultural applications. The original EDI was designed as a point-of-entry system to treat the entire house or facility. However, lack of funds and high production costs has delayed development of this model. The Company subsequently developed a smaller point-of-use model of the EDI technology aimed at the high purity water treatment segment of the commercial (especially semiconductor, pharmaceutical, and cosmetic companies), and industrial (pulp and paper, laboratories, and petrochemical companies) water treatment markets. This next generation technology will give the same output capacity at one-third to one-fifth the cost of current technology and the ability to "modularize" this technology's capacity to service installations up to 20 times the size of current output levels.

Extensive field testing conducted by the Company proved the EDI's ability to desalt pre-treated (water filtered and softened generally by reverse osmosis) tap water to a purity level exceeding one megohm-cm (roughly less than 0.5 parts per million ("ppm") of total dissolved solids ("TDS")). A major environmental and competitive benefit of the EDI technology is that it does not require the addition of salts or other chemicals for regeneration. Most other processes require the addition of these elements. Between February, 1991 and February, 1992, the Company sold and delivered three of such units. Although additional orders were being sought and likely to be obtained, the Company had insufficient working capital to manufacture adequate numbers of products or to properly initiate an effective marketing campaign for this new product. Consequently, in January, 1992 the Company was forced to suspend all meaningful operations while it sought a source of financing because the Company's attempts to generate cash flow from the manufacture and sale of reverse osmosis products (unrelated to the EDI technology) had failed to fund its working capital requirements. At that time, the Company was in immediate jeopardy of losing, irretrievably, its patent rights on the EDI technology for failing to pay patent maintenance fees thereon. In summary, the Company was in ultimate danger of having to file for protection from its creditors. After several months of negotiations, in May, 1992, the Company entered into a Letter of Intent with EDI Components to grant an exclusive license to manufacture and market the Company's patented EDI technology. See Item 1 - "License Agreements - Agreements with EDI Components."

On July 25, 1996, the Company effected a one-for-ten reverse stock split and a corporate name change to "Electropure, Inc." See Item 4 - "Submission of Matters to a Vote of Security Holders."

LICENSE AGREEMENTS

      AGREEMENTS WITH EDI COMPONENTS

On July 29, 1992, the Company entered into formal agreements with EDI Components (formerly Electropure, Inc.), a privately-held California corporation. In general, the agreements contain the following provisions:

     A. A grant to EDI Components of an exclusive worldwide license (the "License") to manufacture and market the Company's patented EDI technology, with the right to sub-license, all subject to meeting the annual sales criteria set forth below:

                   -----------------------------------------------------
                                                 (IN UNITS(1))
                                                 MINIMUM SALES
                       CALENDAR YEAR              REQUIREMENT
                   -----------------------------------------------------
                           1992                       NONE
                           1993                       145
                           1994                       175
                           1995                       200
                           1996                       240
                           1997                       275
                    1998 and thereafter  Minimum sales requirements to
                                          be mutually established or,
                                           if not so agreed, at least
                                                   275 Units.
                   -----------------------------------------------------

           Pursuant to a January, 1994 agreement, the above criteria was stayed until the patent infringement action which the Company brought against Millipore Corporation could be concluded. See Item 3 - "Legal Proceedings". In the interim period, EDI Components was to pay all reasonable operating expenses required by the Company. Although the litigation with Millipore was settled in July, 1996, the above criteria has not been renegotiated pending the intended termination of the license relationship with EDI Components. See "Proposed License Termination" below.

     B. For the above rights, EDI Components paid the Company an initial fee of $129,366 all of which was utilized to fund working capital and to settle various debts with creditors. In addition, the agreement called for EDI Components to pay the Company a percentage of all net sales revenues received, based upon the monthly volume of Units sold using the formula set forth in the following table.

--------------
(1) A "Unit" is defined as any product which incorporates the technology covered in U.S. Patent No. 4,465,573 issued on August 14, 1984 to Harry M. O'Hare, Sr., European Patent No. 0078842 issued on May 8, 1991 to Harry M. O'Hare, Sr. and U.S. Patent No. 4,964,970 issued on October 8, 1991 to Harry M. O'Hare, Sr. (the "Patents"), relating to certain electrodeionization water purification devices known as the "Electropure" (herein referred to as "EDI") as well as certain non-patented trade secrets related to the EDI.

               ------------------------------------------------------------
                MONTHLY SALES                SALES ALLOCATION
               ------------------------------------------------------------
                                              PERCENTAGE OF
                                            NET SALES REVENUES
               ------------------------------------------------------------
                 No. of Units       EDI COMPONENTS         ELECTROPURE
               ------------------------------------------------------------
                  20 or less             64%                   36%
                   21 - 30               56%                   44%
                   31 - 40               49%                   51%
                   41 - 50               45%                   55%
                    51- 60               34%                   66%
                  61 or more             27%                   73%
               ------------------------------------------------------------

           EDI Components paid the Company $72,550 and $81,559 in license fees under the Agreement for the fiscal years ended October 31, 1995 and 1996, respectively. Pursuant to a January, 1994 amendment to the Agreements, EDI Components is obligated to pay the Company a minimum amount to cover all necessary operating expenses, including accounting and auditing fees and certain monthly payments on accrued liabilities. Between July, 1992 and October 31, 1996, EDI Components has paid the Company an aggregate of $451,554 in license fees.

     C. The Company executed a Security Agreement granting EDI Components a security interest in the EDI patents (the "Collateral") to the extent of the capital investment of EDI Components, which is limited to a maximum of $600,000, unless increased by agreement. As of March 17, 1995, the Company agreed to increase such limit to $825,000 in investments (cash or services) and $312,500 in loans to EDI Components.

           In the event the Company should default in the performance of such Security Agreement, EDI Components shall have the option, upon 30 day's notice, to enforce its security interest by either (i) taking title to the collateral and/or (ii) selling the collateral at public or private sale.

           In general, the Company shall default in the Security Agreement if
           (i) the Company shall file any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law for the relief of debtors; (ii) an involuntary petition shall be issued under any bankruptcy statute against the Company or a custodian, receiver, trustee, assignee for the benefit of creditors; (iii) the License Agreement shall become ineffective or unenforceable; or (iv) there shall be a "change of control" in the Company.

           A "Change of Control" shall occur if (i) there shall be any consolidation or merger of the Company in which Electropure, Inc. is not the surviving corporation or pursuant to which the Company's common stock shall be converted into cash, securities or other property unless the holders of such common stock have the same proportionate value of ownership of the surviving corporation; (ii) all or substantially all of the assets of the Company are sold, leased, exchanged or otherwise transferred; (iii) the stockholders of Electropure,

           Inc. approve any plan for liquidation or dissolution of the Company; or (iv) any person, except any investors in EDI Components, shall become the beneficial owner of 20% or more of the Company's outstanding common stock.

     D. The Company leased to EDI Components all property and equipment which it does not reasonable require to conduct business operations, including all capital equipment, molds, inventory, machinery, tools, office equipment and furniture. Such lease (the "Lease") automatically terminates on January 31, 1998.

     E. The Company has the right, until January 31, 1998 to reacquire the license rights, the leased property and the security interest in the EDI patents, thereby terminating the License, Lease and Security Agreements, by paying EDI Components up to a maximum of $2,950,000. As of June 6, 1997, the aggregate payment required under the Agreements, and amendments thereto, totals $2,750,000(2). All excess cash assets of EDI Components (not needed to fund operations) are required to be set aside in a Special Fund (the "Fund"). All assets of EDI Components, including the amounts set aside in such Fund, will be available to the Company and credited toward the required payment at such time as reacquisition occurs. In the event reacquisition does not occur by January 31, 1998 and the Company has not been declared in default of the Security Agreement, the License shall continue in effect until the expiration of the last to expire of the licensed patents and patent rights.

     F. Subject to the above investment limit, the Company was required to issue the following to each investor in EDI Components:

           (1) Warrants to purchase four (4) shares of the Company's Common Stock for each dollar invested in EDI Components. Pursuant to subsequent amendments to the agreements, the Company increased the number of Warrants to a maximum of 3,700,000 (370,000 post-reverse split), issuable at the discretion of EDI Components, either in consideration for investments in or loans to EDI Components. All of such warrants are exercisable at a price of $0.05 ($0.50 post-reverse split) per share.

           (2) A Stock Right Agreement providing each investor the right to purchase, in an amount equal to their investment in EDI Components, additional shares of the Company's common stock at a 25% discount from the cash purchase price at which the Company may, in the future, offer such stock to bona fide third party purchasers.

           All of the foregoing warrants and stock rights are exercisable at any time prior to January 31, 1998 or until the Company shall reacquire the licensed rights, whichever shall first occur.

----------------
(2) An additional $200,000 may be payable, for a total payment by the Company of $2,950,000, upon conversion by Anthony Frank of $150,000 in loans to EDI Components. See Item 12. Certain Relationships and Related Transactions - Mr. Frank.

           As of June 6, 1997, the Company had issued 290,000 (post-reverse split) of such warrants and stock right agreements granting rights to purchase up to $725,000 in the Company's common stock to twelve (12) individuals who had invested $725,000 in cash and services in EDI Components. An additional 44,150 (post-reverse split) of such warrants has been issued as partial consideration for $339,500 in loans to that entity.

           The Company also agreed to convert such loans to common stock at discounts ranging from 25% to 50% of the fair market value of similar common stock as of the date of conversion. During fiscal 1996, the Company issued 404,764 (40,477 post-reverse split) shares on the conversion of $259,500 and $28,787 in principal and interest accrued thereon, respectively. In February, 1996, the Company further agreed to allow the lender of a $500,000 loan to EDI Components the right to convert such loan and accrued interest into the Company's Common Stock at a 25% discount to fair market value. On June 2, 1997, the lender elected to convert such loan, plus accrued but unpaid interest thereon, and the Company shall issue an additional 1,717,484 shares of Common Stock. See Item 12. - "Certain Relationships and Related Transactions - Mr. Frank."

All of the investors of EDI Components, except one, are shareholders of the Company. One such shareholder is also a former director of the Company. Of such total investment amount, a $100,000 investment position has been granted to Floyd H. Panning, President and Founder of EDI Components, in exchange for his initial two years' of service to that company.

The investors of EDI Components exercise a significant amount of voting control over the Company's operations. As of June 6, 1997, the combined stockholdings of the EDI Components investors amounted to approximately 67.9%, with 38.1% of the total voting control in the Company (3).

      PROPOSED LICENSE TERMINATION

The Company is currently negotiating with its licensee, EDI Components (formerly Electropure, Inc.) to terminate the July, 1992 license agreements and the security interests provided in the Company's patents. The Company expects to conclude such negotiations by mid-July, 1997, in keeping with the provisions of a settlement agreement reached in May, 1997 between the parties and the Economic Development Bank for Puerto Rico (see Item 3 - Legal Proceedings). It is anticipated that the Company will pay EDI Components up to $2,950,000 to terminate the license relationship in some combination of cash and equity over a period of time. It is also anticipated that the Company will hire the management and staff of EDI Components and that manufacturing and marketing of the EDI technology will then be conducted by the Company. Because the Company believes that its licensee has established a good reputation in the business community and that its name ("Electropure, Inc.") has become positively associated with the EDI product, during fiscal 1996, the Company sought and received approval from shareholders to change its corporate name to Electropure, Inc. in order to capitalize on the good will established by its licensee. As a result, the Company's licensee has formally changed its corporate name to "EDI Components".

----------------
(3) Excludes the common stock underlying 725,913 currently exercisable options and warrants to purchase common stock. If such common stock were included, the investors of EDI Components would own approximately 71.9% of the common stock with 42.2% of the voting control.

During the license relationship with EDI Components and until the licensed rights are reacquired, the Company's primary operations have been and will continue to be administrative. Once the license arrangement with EDI Components has been terminated, as anticipated above, the Company intends to initiate operations with a view toward implementing a production and marketing program. However, no assurances can be given that production and sales will begin in significant quantities since such sales may be dependent on obtaining additional working capital through the sale of common stock or other securities.

      AGREEMENTS WITH GLEGG WATER CONDITIONING, INC.

On July 1, 1994, the Company and its licensee granted Canadian-based Glegg Water Conditioning, Inc. a non-exclusive license to use and commercially exploit the EDI technology for an initial term of ten (10) years for which Glegg paid the non-refundable sum of $50,000. The license, which may be extended by mutual agreement, provides that Glegg pay EDI Components a continuing royalty of 5% on the net sale price of all licensed products having a total system design flow rate of 100 gallons per minute and above and a 10% royalty on flow rates less than 100 gallons per minute.

In May, 1997, the Company and its licensee entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of $125,000 to EDI Components. The amended agreement pprovides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., Ltd, with which Glegg has an on-going working relationship.

      AGREEMENT WITH POLYMETRICS

On May 3, 1995, the Company and EDI Components granted a non-exclusive EDI license to Polymetrics of San Jose, California. The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July, 1994 Glegg agreement as described above.

CORPORATE RESTRUCTURING

An integral component of the license relationship with EDI Components required the Company to revise its organizational and operational structure by reducing current debt and ongoing operational expenses. Of the $129,366 in initial fees paid by Electropure, Inc., approximately $81,000 was utilized to settle past debts due to creditors and employees of the Company, resulting in a gain on the settlements in excess of $92,000. During fiscal 1996, an additional $25,000 was paid by EDI Components to settle a $126,289 debt owed by the Company. The remaining fees, and fees paid subsequently, have been used to fund the Company's operational expenses since June, 1992, including the fees utilized to place the Company's Puerto Rico subsidiary in bankruptcy as discussed below.

In a further effort to reduce operational expenses and losses, the Company had been negotiating since the latter part of 1991 to reduce its equity interest in its Puerto Rico manufacturing subsidiary, HOH International, Inc. The subsidiary's president/general manager, Radames Torres, had formed an independent water equipment retail dealership ("CNM2 Enterprises") and was purchasing under-the-sink reverse osmosis products manufactured by HOH International, Inc. Negotiations continued until

April, 1992 when the subsidiary's preferred shareholder, the Economic Development Bank for Puerto Rico, withdrew from discussions. Consequently, due to a lack of operating capital, all operations at the Company's Puerto Rico subsidiary terminated in May, 1992; its inventory of reverse osmosis component parts was seized and sold for approximately $13,000 in June, 1993 by the Internal Revenue Service to settle unpaid payroll taxes and on July 16, 1993, the subsidiary filed for bankruptcy protection from its creditors in the United States Bankruptcy Court in California. The subsidiary was declared bankrupt as of November 18, 1993 and, as a result, all of the liabilities of the subsidiary were discharged as of the fiscal year ended October, 31, 1994. See Item 3 - Legal Proceedings - Puerto Rico."

THE MARKET FOR WATER PURIFICATION

Water is essential to life and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem by launching the "International Drinking Water Supply and Sanitation Decade" on November 10, 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants which interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent is actually used for human consumption. The remainder is used by industry, irrigation, bathing, laundry, etc... Enhanced treatment of such water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The EPA has studied and is in favor of the point-of-use approach, provided that treatment equipment meets its Generally Available Technology (GAT) criteria. Having grown 70% over the preceding five years, sales in this market segment alone aggregated $10 billion in 1994 (including chemical treatments) and are expected to increase another 50% during the next five years.

The high purity water market is a market segment which alone aggregated $954 million during 1992 and is expected to grow to $1.6 billion by 1997. Anna Crull, President of Chemical Technology Consultants in Houston, estimates the annual U.S. market for membranes and modules is $630 million (high purity water and other applications) (4). The market for high purity water treatment equipment and consumables was projected at $350 million for 1992, according to a Business Communications Co. Inc. study. The 1992 study anticipated that sales would exceed $528.0 million in 1994 and growth would continue to expand at this pace for the foreseeable future with the current market estimated at $700 - $800 million. The market is currently growing at a rate of 30% annually and given the general deterioration of the world's water supplies this growth is likely to continue and expand as the cost of treatment falls. The industry is in a major growth cycle and there are about 40 major companies in the world active in supplying goods and services with an estimated 13,500 customers in the United States.


---------------
(4) Ultrapure Water, "Market overview - Membrane Markets Show Continued Strength," April 1993, by Mike Henley.

CURRENT TECHNOLOGIES IN WATER PURIFICATION

Water purification is a relative term referring to removing selected, but not all, of a limited number of contaminants depending on the expected use to be made of the water. There are three general types of water purification processes:

      1. Physical processes which depend simply on physical properties of the impurities, such as particle size, specific gravity and viscosity. Examples of this type of process are reverse osmosis, distillation, screening, sedimentation, filtration and gas transfer.

      2. Chemical processes which depend on the chemical properties of an impurity or utilize the chemical properties of added reagents. Examples are ion exchange, electrodialysis, chlorination, coagulation and precipitation.

      3. Biological processes which utilize biochemical reactions to remove soluble or colloidal organic impurities. Examples are biological filtration and the activated sludge process.

THE EDI TECHNOLOGY

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through the Company's patented electrodeionization process (EDI). The EDI design combines two well-established water desalination technologies -- electrodialysis and ion exchange deionization. Through this revolutionary technique dissolved salts can be removed at low energy costs, and without the need for chemical regeneration; the result is high quality water of multi-megohm/cm resistivity which can be produced continuously at substantial flow rates.

The EDI module has been proved to be an effective new electrodeionization process and can be used for a broad range of process applications, including the supply of high water quality for the food and beverage industry, for micro-electronics production, biomedical and laboratory use, pharmaceutical compounders and for general industry. The advantages of having a dependable and high quality water source which requires no chemical regeneration, coupled with low operation and maintenance costs, makes the EDI process an attractive and environmentally-safe alternative compared with other deionization processes.

The Company believes that the major advantage of the EDI technology over systems utilizing ion exchange only is the efficient recharging of the ion exchange resins without the extensive use of costly caustic or acid chemicals which add excessive contamination to the system's waste water. The Company believes that the primary advantage of the EDI technology over products using distillation and reverse osmosis is its ability to utilize electrical and chemical properties of the water molecule and of naturally occurring salts, instead of merely physical properties, in separating water from the dissolved mineral ions. The EDI can operate without booster pumps or holding tanks and the EDI module achieves a high flow rate with relatively smaller sized and less expensive equipment.

The advantage of the EDI technology over conventional electrodialysis is the combination of various technologies, all of which are individually workable, but which reinforce each other in the EDI technology. EDI technology requires less maintenance than existing systems but requires more stringent pretreatment of entry water. Maintenance is a major problem with conventional electrodialysis and reverse osmosis units, particularly the clogging of membranes. Thus, the advantages of the EDI technology system, as compared to some conventional water treatment systems, include the following:

        o the EDI technology system operates with variable local water pressure and no booster pumps are required.

        o lower maintenance since nothing is consumed except small amounts of electricity. If at all necessary, chemicals are added less frequently than existing equipment.

        o large flow rate relative to its size, as compared to conventional systems that purport to treat the same flow rates.

The Company's belief as to the expected advantages of the EDI technology are based upon its experience with its prototypes and pilot production units. The point-of-use EDI technology incorporates a number of design improvements to the original EDI patent. In October 1990, U.S. Patent No. 4,964,970, was granted on certain of these developments. Both the Company and its licensee, EDI Components, intend to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs, even after it has been marketed.

Development of new technologies for manufacture, such as the EDI technology, is frequently subject to unforeseen expenses, difficulties and complications and in some cases such development cannot be accomplished. In the opinion of management, the EDI technology which has been licensed to EDI Components, has demonstrated positive attributes, but any such attributes must be balanced against the lack of any substantial operating experience, the existence of established companies in the water purification field with greater financial resources, experience and developed products, and unknown technological difficulties. Consequently, no assurances can be given as to if and when the product discussed above will be successfully marketed and sold.

MARKETING

The EDI point-of-use module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, cosmetics, medical and research laboratories. The Company and its licensee, EDI Components, intend to initially sell these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries where the Company's patent is in force or which have reciprocal patent treaties. The Company and its licensee have entered into certain licensing arrangements with two water treatment equipment companies (see Item 1 - "License Agreements") and similar relationships are currently being discussed with other such companies.

        ULTRAPURE MARKET. The Company believes that a substantial market currently exists for EDI technology in the commercial and light industrial market sector where ultrapure water is a necessity in manufacturing and where chemically pure water is demanded for laboratory uses. The electro-regeneration feature of the EDI technology is considered a significant advantage over existing demineralization technology. The EDI point-of-use model will provide ultrapure water at a rate of 5 to 25 gallons per minute (and higher volumes in parallel formations), which is generally ample for the needs of the OEM marketers to these various end users. This model and the proposed larger scale version of the EDI will access a market segment of approximately $340 million of which $170 million is immediately accessible.

The Company's licensee does not currently intend to establish its own network of dealerships, but rather to identify and target independent operating water equipment manufacturers where the EDI technology could either be incorporated in or replace certain components in the products currently offered by such manufacturers. Discussions are presently underway with several such manufacturers.

GOVERNMENT REGULATION

Pursuant to a statute in the State of California, effective in July, 1991, certain commercial/residential water treatment products must be certified (tested) by the California Department of Health Services or certain approved private facilities that each performs according to the claims made by the seller in order to be able to sell such proposed product in California. In addition, another California statute makes it illegal to make any false claims in connection with the sale of any water treatment product.

The Company believes that the EDI ultrapure industrial technology, which has been licensed to Electropure, Inc., is not subject to the above statute; however, some industrial applications of the EDI point-of-use technology, i.e., hospitals, will require approval by Underwriter's Laboratory or equivalent organization. The Company or its licensee will seek all necessary approvals or certifications.

PRODUCTION METHODS

The EDI is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. The Company has purchased and leased to EDI Components certain tooling and molds required for component plastic parts. EDI Components intends to contract for the production of the plastic parts and electrodes for the point-of-use model and to purchase the membranes from outside sources. All final assembly will be completed by EDI Components at its 5,500 sq. ft. manufacturing facility in Laguna Hills, California. Production and assembly functions are intended to be designed with the flexibility of producing customized variations of the EDI for specialized usage.

WARRANTY

The Company's licensee intends to offer a one year limited parts and labor warranty for the EDI module. EDI Components may contract with others to provide warranty service, but it has not made any arrangements with any persons to provide such service and it may not be able to locate competent persons to perform the services at an acceptable price. No assurances can be given as to whether expenses will not be significant.

SOURCES OF SUPPLY

The Company believes that material to build the EDI modules are readily available from at least two sources and EDI Components currently has two sources for all such material.

PATENTS AND LICENSE AGREEMENT

Certain technology used by the EDI technology is covered by U.S. Patent No. 4,465,573, issued on August 14, 1984, to Harry M. O'Hare, Sr. Corresponding patent applications have been filed in certain limited foreign countries. A new patent application was filed in September, 1988 and in connection therewith U.S. Patent No. 4,964,970 was granted on October 23, 1990 on design improvement features of the basic technology patented in 1984. These improvements involve upgrades of various components, including ion permeable membranes, manifolds (front and rear), and product water and waste water compartments. Such improvements will increase performance quality and decrease production costs. The existence of patents for the EDI technology may not provide any meaningful protection for the Company because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources which may be available to the Company to enforce its patent rights. The patent does not cover the technology used to make the ion permeable membranes or the anodes. The Company regards such technologies as trade secrets. However, since such technologies are not patented, others could attempt to copy such technologies to the potential detriment of the Company.

Neither the Company nor EDI Components hold patents pertaining to any products other than the EDI technology and a registered trademark or trade name for the "EDI" has not been secured.

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with the Company and HOH, Inc., dated October 30, 1986. The License Agreement grants to the Company an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the current patent and any improvements thereon or under corresponding foreign patents for the life of such patents. Under the terms of the License Agreement, the Company is obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $42.50 for each EDI technology system, which has a capacity of from six to twenty gallons per minute, sold or placed in service by the Company and its licensees during the life of the patent. Royalties of approximately $9.00 per such EDI technology are also payable until a maximum of approximately $525,600 is paid at which time such additional royalties will terminate. Royalties of approximately 2.05% of the net sales price are also payable on EDI products of other flow rates. In May, 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering certain parts of the EDI technology to the Company.

On January 21, 1988, the Company and Harry M. O'Hare, Sr. entered into an Invention Assignment Agreement for certain payments wherein Mr. O'Hare assigned to the Company his entire right, title and interest in and to an Improved Compact Water Purification System and an Improved Compact Low

Volume Water Purification System, both of which are point-of-use products designed to remove certain contaminants from solution on demand at flow rates under 1 gallon per minute. In September, 1988, an application for a U.S. patent was filed on the Compact Low Volume Water Purification System and in October, 1990, U.S. Patent No. 4,964,970 was granted thereon. The Company's point-of-use EDI technology incorporates claims covered in both the original U.S. Patent No. 4,465,573 and the patent for the Improved Compact Low Volume Water Purification System (Patent No. 4,964,970).

In July, 1992, the Company granted an exclusive worldwide license to EDI Components for the manufacture and sale of EDI products. See Item 1 - "License Agreements - Agreements with EDI Components."

COMPETITION

The Company's EDI technology will compete with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electro-deionization technology from Millipore Corporation of New Bedford, Mass. in 1989 and continues to work closely with its technical staff. U.S. Filter manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 20 liters/hours to 25 gallons/minutes. Compared to the Company's point-of-use EDI technology, the U.S. Filter (Ionpure) equipment is more expensive, but still offers substantial operating cost savings over service deionization. Comparison tests have shown that the EDI technology is also more efficient than the Ionpure product, resulting in a lower operating cost.

The technology directly competitive with electro-deionization is service deionization. The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water, Polymetrics, and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of Culligan and other water conditioning companies. The EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization. The marketing challenge for the Company will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization. With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer. The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis. Regeneration is done at the service company's facility so that the customer does not have to handle or dispose of chemical waste.

Many companies in the water treatment market are established in the field, including the well-known firms mentioned above and others. All of such companies are larger and better financed than the Company's licensee, have established products and an established customer base and can accordingly devote more resources to research and development, production and marketing activities. In addition, it is possible that the water purification industry may be the subject of technological innovation or other factors which may attract additional competition in the future. The Company believes, however, that the patents for the EDI technology and its technical know-how may be significant in its ability to compete.

EMPLOYEES
As of October 31, 1996, the Company employed one full time employee for administrative and clerical functions. The Company believes that its relationship with its employee is good and it is not a party to any collective bargaining agreement. The future success of the Company will be dependent upon its ability to attract and retain qualified personnel.

ITEM 2.     PROPERTIES

The Company sub-leases 200 sq. ft. of office space within the Laguna Hills, California facility leased by EDI Components. The Company paid Electropure a rental of $500 per month between June, 1992 and July, 1995. Such rental includes all utilities, including telephone, storage and the use of all equipment and facilities on the premises. The Company continues to occupy such facility, rent free as of August 1, 1995, and believes that this facility is adequate to accommodate its foreseeable requirements for administrative functions.

ITEM 3.     LEGAL PROCEEDINGS

PATENT PROCEEDINGS

On June 7, 1993, the Company and its licensee, EDI Components, filed a lawsuit for patent infringement against Millipore Corporation and its licensees, Ionpure Technologies Corporation and Eastern Enterprises (Eastern Enterprises was later released from the lawsuit by mutual consent). The lawsuit, which was brought in the United States Central District (Los Angeles) Court, alleged that the defendants infringed upon the Company's 1984 patent for electrodeionization technology. In April, 1996, a settlement of such lawsuit was reached by the parties. While the terms of the settlement (which involved the grant of a license to Millipore) are confidential, Millipore and US Filter/Ionpure agreed to the entry in the U. S. District Court of a consent judgment of patent validity. In accordance with the July, 1992 license arrangement, the Company and its licensee were to share equally in any recovery. Pursuant to a 1994 amendment, the Company paid EDI Components proceeds from certain warrant exercises and stock purchases during fiscal 1994 and 1995 in exchange for 75% of such recovery.

In March, 1996, the Company and its licensee, EDI Components, filed a lawsuit for declaratory judgment to invalidate and hold unenforceable two patents held by Millipore Corporation relating to electrodeionization technology. The lawsuit was filed in the U. S. Central District Court in Los Angeles and alleged that the two patents covering Millipore's CDI products were each obtained by fraud on the U.S. Patent Office in that Millipore "misrepresented material facts to the U.S. Patent and Trademark Office which, if known, would not have resulted in their issuance [U.S. Patent No. 4,632,745, issued on December 30, 1986, and U.S. Patent No. 4,925,541, issued on May 15, 1990]. The Court had been requested to determine whether Millipore's conduct posed a reasonable apprehension on the part of the Company and its customers of threatened patent infringement. In July, 1996, Judge John Davies ruled that there is no threat of patent infringement and, accordingly, dismissed the lawsuit between the parties.

PUERTO RICO

In July, 1993, the Company's subsidiary, HOH International, Inc., filed for protection from its creditors in the United States Bankruptcy Court, Central District of California. The petition filed by the subsidiary sought to have all of that entity's debts discharged. On November 18, 1993, such proceedings were concluded and the subsidiary was declared bankrupt and $2,979,215 in liabilities were discharged, including all dividends accrued on preferred stock held by the Economic Development Bank for Puerto Rico (the "Bank").

In October, 1996, the Company was advised that a $3 million default judgment had been rendered in June, 1996 against the Company, its bankrupt subsidiary (HOH International, Inc.) and various current and former officers and directors of such companies. The judgment also was rendered against HOH/CNM2 Enterprises and its incorporators, Carmen Morales and Radames Torres. Mr. Torres was the former president and general manager of HOH International, Inc. No personal service or notice of this action had been served upon the Company, any defendant, or their respective counsel, prior to the entry of the judgment. The lawsuit, which was brought by the Economic Development Bank for Puerto Rico (the preferred stockholder in HOH International, Inc. - see Notes to Financial Statements at Note (5) - "Stockholders' Deficit - Issuance of Cumulative Convertible Preferred Stock of Subsidiary") in February, 1993 in the San Juan Superior Court, alleged that the Company, its subsidiary, and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary, all to the detriment of the Plaintiff. In April, 1997, the Court denied a motion to set aside the above judgment based upon the defendants' claim of lack of notice and inadequate service of process.

In May, 1997, the Company and its licensee, EDI Components, entered into a settlement agreement with the Economic Development Bank to satisfy the above $3 million judgment on behalf of all of the defendants, in exchange for the issuance to the Bank of 100,000 shares of common stock and 100,000 five-year warrants to purchase common stock at $1.00 per share. The Company also issued, in conjunction with EDI Components, a 10% Convertible Term Note in the sum of $12,000, payable within one year or upon receipt of a minimum of $300,000 in equity funding, whichever occurs first. The settlement in conditioned upon termination of the license relationship with EDI Components and realignment of the Company's Board of Directors by July 21, 1997. It is anticipated that the Board of Directors of the Bank will ratify the settlement agreement on or about June 11, 1997.

OTHER PROCEEDINGS

In December, 1993, a default judgment was rendered against the Company in the sum of $20,270 for unpaid corporate credit card charges the majority of which accrued from 1989. The lawsuit was brought in the Los Angeles County Municipal Court. During the fiscal year ended October 31, 1994, the Company paid $250 on this judgment; however, the Company has made no arrangements to satisfy this obligation as of this writing.

The Company is party to three other lawsuits claiming a total of $38,889 of past due payments. The Company and its counsel expect the Company to prevail in these lawsuits.

No assurances can be given as to the ultimate outcome of any such litigation or legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May, 1996, the Company's shareholders, by written consent, approved a corporate name change to "Electropure, Inc." by a vote of 9,982,310 for and 283,707 against. The shareholders also approved a one-for-ten reverse stock split by a vote of 9,983,080 for and 283,707 against.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
            MATTERS.

The Company's Units (consisting of three shares of Common Stock and three Class A Warrants), Common Stock and Class A Warrants were quoted, since June 25, 1987, under the symbols "HOHIU", "HOHI", and "HOHIW", respectively, on NASDAQ until April 1, 1991, when such listing was lost for failing to meet NASDAQ's minimum capital and surplus requirements for continued listing. Between May 17, 1988 and September 8, 1988; April 20, 1989 and August 8, 1989; September 13, 1990 and October 18, 1990; and between March 19, 1991 and March 30, 1992, the Company's securities were quoted on NASDAQ under the temporary waivers of NASDAQ's capital and surplus requirements. Although the Company is desirous of reapplying for listing of its securities on NASDAQ or another securities exchange in the future, no assurances can be given that it will, in fact, be successful in qualifying for such listing or will thereafter continue to meet such requirements and, thus, no assurances can be given that its securities will ever be quoted on NASDAQ or any other securities exchange in the future. However, the Company's common stock is currently quoted in the Over-the-Counter Bulletin Board market as a "penny stock" under the symbol "ELTP". The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Bulletin Board or "pink sheets", for the quarters that the securities were traded. As of June 24, 1994, the Company's Class A and Class B Warrants expired, and, therefore, the bid prices for such Class A and Class B Warrants as well as the Company's Units after the expiration date are not listed. The bid prices represent interdealer quotations without adjustments for markups, markdowns and commissions.

                                                      -----------------
                                                         COMMON STOCK
                                                          BID PRICES
                                                      -----------------
                                                        HIGH     LOW
         --------------------------------------------------------------
         FISCAL 1995  First Quarter                    11/32    1/16
         --------------------------------------------------------------
                      Second Quarter                   11/32    1/16
                      -------------------------------------------------
                      Third Quarter                     1/4      1/8
                      -------------------------------------------------
                      Fourth Quarter                    7/32    1/16
         --------------------------------------------------------------
         FISCAL 1996  First Quarter                     1/4     1/16
         --------------------------------------------------------------
                      Second Quarter                    5/16    1/16
                      -------------------------------------------------
                      Third Quarter                     9/32    5/32
                      -------------------------------------------------
                      Fourth Quarter(5)                  2       1/8
         --------------------------------------------------------------
         FISCAL 1997  First Quarter                     3/8      1/4
         --------------------------------------------------------------
                      Second Quarter                    1/4      1/8
                      -------------------------------------------------
                      Third Quarter (through June 6,    7/16     1/8
                      1997)
         --------------------------------------------------------------

The market for the Company's securities is sporadic and quoted prices may not represent the true value of such securities.

As of June 6, 1997, the Company had approximately 760 holders of record of its Common Stock.
-----------------
(5) The Company's one-for-ten reverse stock split took effect on June 25, 1996. Consequently, the trading prices of the company's securities reflect the effect of such reverse stock split.

On August 8, 1996, the Company issued 75,000 warrants to purchase common stock at an exercise price of $1.19 per share. The warrants, exercisable until August 8, 1998, were issued as bonuses in consideration for advisory services rendered to the Company by three (3) individuals and were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

The Company has not paid any dividends on its Common Stock since its incorporation. Electropure, Inc. anticipates that, in the foreseeable future, earnings, if any, will be retained for use in reacquiring the rights licensed to EDI Components or for other corporate purposes and it is not anticipated that cash dividends will be paid. Payment of dividends is at the discretion of the Board of Directors and may be limited by future loan agreements or California law. Under California law, if a corporation does not have retained earnings, it may pay dividends provided that after giving effect thereto, (a) the sum of the assets of the corporation (exclusive of good will, capitalized research and development expenses or deferred charge) would be at least equal to one and one-quarter times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (b) the current assets of the corporation would be at least equal to the current liabilities or, if the average of the earnings of the corporation before taxes on income and for interest expense for the two preceding fiscal years was less than the average of interest expense of the corporation for such fiscal years, the current assets would be at least equal to one and one-quarter times its current liabilities. Dividends were accrued but not paid on the preferred stock issued to the Economic Development Bank for Puerto Rico ("EDB") by the Company's subsidiary, HOH International, Inc. All dividends accrued by such subsidiary were discharged in bankruptcy as of November 18, 1993.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1996

During the fourth quarter of fiscal 1990, the Company began sales of an under-the-sink reverse osmosis and filter-adsorber drinking water system which it had developed in order to generate revenues until the EDI technology, its primary product, could be marketed. Such activities ceased in January, 1992 and in July, 1992, the Company granted an exclusive license to EDI Components to manufacture and market the EDI technology.

License fees received for the fiscal year ended October 31, 1996 increased by $9,009 compared to 1995. While the Company's licensee is obligated to pay all necessary administrative operational expenses, which increased during fiscal year 1996, revenues from the sale of common stock and from the exercise of options, in the sum of $55,000 and $21,886, respectively, defrayed such increased expenses.

General and administrative expenses for fiscal 1996 increased by $48,592 as compared to fiscal 1995, primarily due to the legal and shareholder relations fees associated with the Company corporate name change and one for ten reverse stock split during fiscal 1996. In addition, the Company issued shares valued at $24,000 for services rendered in writing a business plan during the fiscal year.

Interest expense for fiscal 1996 increased by $1,308 as compared to fiscal 1995 as a result of compounding interest accrued on notes payable.

Financing costs for fiscal 1996 increased by $291,842 as compared to fiscal 1995, reflecting the cost of issuing shares in exchange for debt owed by the Company's licensee.

Patent litigation rights for fiscal 1995 was $74,375 as compared to no activity in fiscal 1996. Such expense resulted from a 1994 agreement to pay the Company's licensee the proceeds from certain 1994/1995 warrant exercises and stock purchases in exchange for a portion of such licensee's rights to any recovery in the patent infringement action resolved during fiscal 1996.

No additional provision for loss on lawsuit settlement has been made in fiscal 1996 as the Company believes that adequate provision has been made to settle pending lawsuits.

The Company realized a net loss before extraordinary item of $404,271 for fiscal 1996, representing an increase of $267,666 from the prior year level due to financing costs relating to the issuance of common stock for debt incurred by the Company's licensee.

During fiscal 1996, the Company realized an extraordinary gain of $113,188 on settlement of debt. This represents a decrease of $111,098 over the prior year level when the Company wrote off accounts payable and accrued liabilities which had been carried on its books from past years.

LIQUIDITY AND CAPITAL RESOURCES

Since June, 1992, the Company principally funded its working capital through license fees from EDI Components. During the fiscal years ended October 31, 1995 and 1996, the Company received a total of $72,550 and $81,559, respectively, in license fees from EDI Components. At October 31, 1996, the Company had realized a total of $451,554 in such license fees.

Of the above license fees, $25,000 was utilized in June, 1996 to settle a $126,269 debt for past services rendered by the Company's former lawfirm, resulting in a gain on settlement in the sum of $101,269.

During fiscal 1995, the Company realized $95,697 in cash from the exercise of 1,887,500 and 132,220 warrants to purchase common stock at $0.05 and $0.01 per share, respectively. The Company paid Electropure, Inc. $74,375 of such amount for patent litigation rights - see Item 3 - "Legal Proceedings."

At October 31, 1996, the Company had a working capital deficit (total current assets less total current liabilities) of $48,705. All of the Company's funds have been exhausted and the Company is currently reliant upon license fees from EDI Components for its working capital requirements. It is expected, however, that sales operations will be initiated in the near future, either by EDI Components or the Company under a modified license arrangement, and that the percentage of net sales revenues to which the Company is entitled therefrom will be sufficient to fund its working capital requirements in the short term. However, no assurances can be given that sales will begin in significant quantities or in a timely fashion since such sales will be dependent obtaining sufficient capital to initiate manufacturing operations.

During the fiscal year ended October 31, 1996, the Company received net proceeds of $21,886 from the exercise of 133,962 (13,397 post-split) warrants to purchase common stock at prices ranging from $0.05 to $0.20 ($0.50 to $2.00 post-split) per share. During the period, the Company also received $55,000 in net proceeds from the sale of 286,957 shares at prices ranging from $0.17 to $0.20 per share (28,696 shares at $1.73 to $2.00 per share, post-split).

No assurance can be given that the Company will obtain any significant revenues from sales or that the Company can obtain additional working capital through the sale of Common Stock, the sale of other securities, the issuance of indebtedness or otherwise or on terms acceptable to the Company. Further, no assurances can be given that any such equity financing will not result in a further dilution to the existing shareholders.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts significant changes that apply to all taxable companies. Although the ultimate impact is unknown, it is the opinion of the Company's management that adoption of this Statement will not have a material effect on financial results in the year of adoption. The Company adopted the new Standard for the fiscal year beginning November 1, 1994.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Item 14 (a)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN CERTIFYING ACCOUNTANTS

Effective March 29, 1995, the Company's independent public accountants, Macias & Company, resigned. On May 18, 1995, the Company retained the independent accounting firm of Southland Business Service to conduct an audit of its books and records for the fiscal year ended October 31, 1994. For the Company's fiscal years ended October 31, 1992 and 1993, the financial statements were subject to going concern qualifications but were not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles by Macias & Company, except as to inventory quantities and selected notes payable of the Company's subsidiary (now bankrupt). As a result of such qualification, Macias & Company did not express an opinion on such financial statements. During the two fiscal years ended October 31, 1992 and 1993, and since October 31, 1993, there were not any disagreements with Macias & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Macias & Company, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K. During the two fiscal years ended October 31, 1992 and 1993, and between October 31, 1993 and May 18, 1995, Registrant has not consulted with Southland Business Service on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined above).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The directors and executive officers of Electropure, Inc. are as follows:

             --------------------------------------------------------
                      NAME             AGE           POSITION
             --------------------------------------------------------

             Randolph S. Heidmann       46           Director

             William H. Lee             57           Director

             Ronald J. O'Hare           48           Director

             Catherine Patterson        44       Chief Financial
                                              Officer and Secretary

RANDOLPH S. HEIDMANN, 46, was employed by the Company between September, 1990 and November, 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which the Company planned to engineer into its product line. He was named to the Company's Board of Directors in September, 1991. Prior to joining the Company, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Mr. Heidmann currently serves as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. He holds a BS degree in Physics from the University of California at Davis.

WILLIAM H. LEE, 57, was named to the Board in June, 1996. Mr. Lee is the President of Scientific Sales & Marketing Services of Pasadena, California which provides marketing and sales consulting services to the bio-pharmaceutical, scientific research and other technologically driven markets. Mr. Lee enjoys equally impressive credentials with an emphasis on marketing and sales and a background in microbiology and water treatment. He spent 10 years at Millipore's Water Systems and Products Divisions where he managed its $30 million Western Regional operations. Mr. Lee holds a BA in Biology from the California State University at Los Angeles.

RONALD J. O'HARE, 48, became Operations Manager of the Company in December, 1986 and a Director of the Company in May, 1987. Mr. O'Hare was named Vice President of Product Development in June, 1990 and served in that capacity until operations at the Company terminated in January, 1992. Mr. O'Hare subsequently joined EDI Components in June, 1992 as its Vice President of Operations. Prior to joining the Company, Mr. O'Hare was with the service division of Culligan Water Conditioning for 14 years where he supervised the design, installation and repair of domestic and industrial water purification systems. Mr. O'Hare has extensive experience in water treatment applications, including cooling towers, boiler feedwater, ultraviolet, deionization and reverse osmosis systems. Ronald O'Hare is the son of HOH Founder, Harry M. O'Hare, and was instrumental in the development of the Company's EDI point-of-use technology as well as for the evolution of a line of reverse osmosis/filter adsorber products and related components previously sold by the Company.

CATHERINE PATTERSON, 44, became Secretary of the Company in May, 1989, was Assistant Secretary from May, 1986 to May, 1988, held the position of Treasurer from August, 1984 to February, 1986, and was a director for a short time in 1984. In June, 1990, she became Chief Financial Officer and is the only employee of the Company at this time. From 1971 until joining the Company in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

ITEM 10.     EXECUTIVE COMPENSATION

REMUNERATION

No executive officer of the Company received remuneration in excess of $100,000 during the fiscal year ended October 31, 1996 for services in all capacities rendered to the Company.

Directors of the Company currently receive no compensation for their services as directors or reimbursement for expenses.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                              PRINCIPAL SHAREHOLDERS

The following table sets forth information as of June 6, 1997, with respect to the Common Stock, Class B Common Stock, and Convertible Preferred Stock owned by the only persons known by the Company to own beneficially 5% or more of any such classes of stock, by each director and by all directors and officers as a group.

                                                          Class B
                                  Common                  Common                    Convertible              % of
                                  Stock         % of      Stock           % of       Preferred      % of        Voting
         Name**                   (1)(2)       Class       (3)            Class      Stock (4)      Class      Power (5)
         ------                   ------       -----      -------         -----     -----------     -----      ---------
Anthony M. Frank (6)
320 Meadowood Court
Pleasant Hill, CA 94523         1,797,124       38.5%        --            --             --          --         22.6%

Randall P. Frank (6)
1310 2nd Street
Manhattan Beach, CA 90266         358,898        7.7%        --            --             --          --          4.5%

E. Dale Hartley
4100 Decker Road
Malibu, CA 90265                  254,358        5.4%        --            --             --          --          3.2%

Harry M. O'Hare, Sr
2035 Huntington Dr. #1
S. Pasadena, CA 91030               4,575        *         83,983           100%       931,629      35.8%        20.3%

Ronald J. O'Hare                   25,000        *           --            --           93,750       3.6%         1.5%

Floyd H. Panning(6)
23251 Vista Grande, Suite A
Laguna Hills, CA 92653            384,839        8.2%        --            --            7,500        --          4.9%

Catherine Patterson                12,111        *           --            --            2,906       *            *

All officers and directors
as a group (4 persons)             37,111         --         --            --           96,656       3.7%         1.7%

-------------------
  *   Less than 1%

 **   Includes address of five percent or more shareholders of any class.

(1) Excludes shares of Common Stock issuable upon conversion of Class B Common Stock, which carry eight (8) votes per share. If such Shares of Common Stock were included, Mr. O'Hare and all officers and directors, as a group would own 88,558 shares (1.9%) and 37,111 shares (1.0%) of Common Stock, respectively.

(2) Includes currently exercisable warrants or options to purchase an aggregate of 725,913 shares of Common Stock.

(3)   See Item 12.  Certain Relationships and Related Transactions - Mr. Harry
      M. O'Hare.

(4) The Convertible Preferred Stock was convertible into Common Stock only if certain earnings or market prices of the Common Stock were achieved prior to October 31, 1990. Such earnings and market prices were not achieved and commencing January 31, 1991, the Company was required to redeem such shares at $0.01 per share. The Company intends to redeem the Convertible Preferred Stock when it has the funds and can legally do so under California law.

(5) Reflects the voting rights of the Common Stock and Convertible Preferred Stock, each of which carries one (1) vote per share, and Class B Common Stock, which carries eight (8) votes per share.

(6) Includes 1,717,484 shares of Common Stock issued upon conversion of $500,000 principal loan by Anthony Frank to EDI Components, plus interest accrued from September 1, 1996 through June 2, 1997, totaling $538,055. The conversion price was 75% of the Fair Market Value of the Common Stock for thirty (30) consecutive trading days prior to the conversion date. Of the 1,717,484 shares issued, 319,202 were sold by Mr. Frank to Floyd Panning and 319,202 of such shares were sold to Randall Frank, all at the conversion price of approximately $0.31 per share. See Item 12. Certain Relationships and Related Transactions - Mr. Frank.

In 1989, the Company issued 40,000 shares in the name of its subsidiary, HOH International, Inc. as collateral for $200,000 in bank loans. Such shares are not treated as outstanding for purposes of the above table or the total outstanding shares of Common Stock of the Company.

In order to comply with conditions imposed by the Commissioner of Corporations of the State of California (the "Commissioner"), in connection with the public offering of Units in June, 1987, Harry M. O'Hare, Sr. and Sandra O'Hare (Mr. O'Hare's former late wife) have agreed that until such conditions are lifted by order of the Commissioner, all the shares of Class B Common Stock and Convertible Preferred Stock held by them (except for 107,848 shares of Convertible Preferred Stock issued in July, 1988 to Harry M. O'Hare, Sr.) and any Common Stock received upon conversion of the Class B Common Stock and Convertible Preferred Stock, will be subject to the following conditions (which shall be referenced in a legend on the certificates for such shares):

(1)   such shares will not participate in dividends, other than stock dividends;

(2) such shares will not participate in any distribution of assets in the event of liquidation; and

(3) such shares may not be transferred without prior written consent of the Commissioner except for transfer pursuant to order or process of any court.

The issuance of an order lifting such conditions is in the sole discretion of the Commissioner. However, under the Commissioner's Rules, such an order will generally be issued when the Company has demonstrated a satisfactory earnings record, as defined in such Rules, and the Company understands that in practice such an order will also be issued in the event of a merger, consolidation, or liquidation in which the holders of the Common Stock have received a satisfactory return on such shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MR. ANTHONY FRANK

Between May, 1992 and March, 1995, Mr. Frank invested and loaned the Company's licensee, EDI Components, the sums of $50,000 and $95,000, respectively. Pursuant to the license agreement (and amendments thereto) between EDI Components and the Company, Mr. Frank received 200,000 warrants and 165,000 warrants to purchase the Company's common stock at $0.05 per share in consideration for his investment and loans, respectively. In addition, Mr. Frank received the right to purchase up to $50,000 of the Company's common stock at a 25% discount to the price offered by the Company to bona fide third parties in the future.

During fiscal 1995, Mr. Frank exercised 125,000 of the above warrants at $0.05 per share, for a total exercise price of $6,250. In February, 1996, Mr. Frank converted the $95,000 in loans made to EDI Components, plus $5,000 in interest accrued thereon, into 1,166,667 and 333,333 shares of common stock of the Company (116,667 and 33,334 shares post-split) at $0.06 and $0.09 per share ($0.60 and $0.90 post split), respectively.

Also in February, 1996, Mr. Frank loaned EDI Components an additional $500,000 and received, as partial consideration therefor, a security interest in the Company's patents and 300,000 warrants to purchase the Company's common stock at $2.25. Such warrants were not subject to the Company's recent reverse stock split and are exercisable until February, 2001. Mr. Frank had the right and elected on June 2, 1997 to convert such loan, plus $38,056 in accrued but unpaid interest, into the common stock of the Company at a 25% discount to Fair Market Value for the thirty consecutive trading days prior to conversion. Such conversion resulted in the issuance of 1,717,484 shares of the Company's common stock, 319,202 of which shares were sold by Mr. Frank to Floyd Panning, President of EDI Components, at his cost of $100,000. An additional 319,202 of such shares were sold by Mr. Frank to his son, Randall Frank, at cost. See Item
11. Security Ownership of Certain Beneficial Owners and Management at footnote
(6).

Between December, 1996 and April, 1997, Mr. Frank loaned EDI Components an additional $150,000 at 10% interest. Mr. Frank has the right to convert said loans into common stock of EDI Components and, upon such conversion, receive 53,775 warrants to purchase the Company's common stock at $0.50 per share. If such loans were converted, Mr. Frank would also be entitled to a payment from the Company in the sum of $200,000 upon termination of the license relationship with EDI Components.

As of the date hereof, Mr. Frank is one of twelve (12) investors of EDI Components and owns 6.1% of that company's common stock, with 2.7% of the voting control.

MR. RANDALL FRANK

On June 2, 1997, Mr. Frank purchased 319,202 shares of the Company's common stock from his father, Anthony M. Frank, at a purchase price of $100,000, or approximately $0.31 per share.

Between 1990 and 1991, Mr. Randall Frank purchased 7,334 shares of the Company's common stock in private placement offerings at prices of $2.50 and $7.50 per share. In October, 1994, Mr. Frank exercised an option to purchase an additional 20,000 shares of common stock at $0.50 per share.

MR. HARTLEY

Between April, 1992 and June, 1995, Mr. Hartley, a former director of the Company, invested and loaned the Company's licensee, EDI Components, the sums of $125,000 and $107,000, respectively. Pursuant to the license agreement (and amendments thereto) between EDI Components and the Company, Mr. Hartley received 500,000 warrants and 189,000 warrants to purchase the Company's common stock at $0.05 per share in consideration for his investment and loans, respectively. In addition, Mr. Hartley received the right to purchase up to $125,000 of the Company's common stock at a 25% discount to the price offered by the Company to bona fide third parties in the future.

In December, 1994, Mr. Hartley exercised 600,000 of the above warrants at $0.05 per share, for a total exercise price of $30,000. In February, 1996, Mr. Hartley converted the $107,000 in loans made to EDI Components, plus $5,000 in interest accrued thereon, into 1,366,667 and 333,333 shares of common stock of the Company (136,667 and 33,334 shares post-split) at $0.06 and $0.09 per share ($0.60 and $0.90 post split), respectively.

As of the date hereof, Mr. Hartley is one of twelve (12) investors of EDI Components and owns 15.2% of that company's common stock, with 6.9% of the voting control.

MR. HARRY M. O'HARE

From time to time during his employment, the Company advanced funds to or on behalf of Mr. O'Hare. Such unpaid advance, totaling $4,513 (including receivables on common stock) as of October 31, 1995, are secured by 2,500 shares of the Company's common stock owned by Mr. O'Hare but held by the Company.

MR. RONALD O'HARE

In February, 1993, the Board of Directors of the Company granted Mr. O'Hare 100,000 options to purchase common stock at $0.05 per share as a bonus. Mr. O'Hare exercised 50,000 of such options on October 6, 1993 for $2,500 which is reflected as a receivable on common stock as of the fiscal year ended October 31, 1996.

MR. PANNING

Mr. Panning is the President of EDI Components, the Company's licensee. On June 3, 1996, Mr. Panning acquired 318,202 shares of the Company's Common Stock from Anthony M. Frank in a private transaction for approximately $0.31 per share.

MS. PATTERSON

On February 28, 1993, the Company's Board of Directors granted Ms. Patterson options to purchase 100,000 shares of common stock at $0.05 per share as a bonus.

Between December, 1994 and February, 1995, the Company loaned Ms. Patterson a total of $5,000 at 6% simple interest. As of the fiscal year ended October 31, 1996, such loan was repaid in full, together with a total of $239 in accrued interest.

MISCELLANEOUS

The Company's Board of Directors has adopted a policy that no transaction between the Company and any officer, director, employee or members of their family shall be entered into without the full disclosure of such transaction to and the approval of such transaction by the non-interested members of the Board of Directors. Furthermore, no agreements will be entered into regarding royalties, distributorships, supply agreements, sales agreements, the borrowing of money or the sale or granting of securities or options or the leasing or buying of property by the Company (exclusive of routine supply or sales agreements not exceeding $25,000), or any other type of contract over three months or $25,000 without the approval of the Board of Directors.

ITEM 13.    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this report, all directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, with the following exceptions: None.

                                     PART IV

ITEM 14.    EXHIBITS

      3.1   Articles of Incorporation of the Registrant, as amended.***

      3.2   By-Laws of the Registrant, as amended.*

     10.19 Form of Indemnity Agreement with each current Officer and Directors.**

     10.46  Letter of Intent dated May 14, 1992 with Electropure, Inc.****

     10.47  Master Agreement with Electropure, Inc. dated July 29, 1992.****

     10.47.1  Amendment to Master Agreement, dated July 14, 1993.****

     10.47.2  License Agreement with Electropure, Inc. dated July 29, 1992.****

     10.47.3  Security Agreement with Electropure, Inc. dated July 29, 1992****

     10.47.4  Lease with Electropure, Inc. dated July 29, 1992.****

     10.47.5 Minutes of Special Meeting of Board of Directors dated November 9, 1993, as reconvened on January 6, 1995, amending License Agreement with Electropure, Inc.******

     10.47.6 Minutes of Special Meeting of Board of Directors dated July 1, 1994 amending License Agreement with Electropure, Inc.******

     10.47.7 Minutes of Special Meeting of Board of Directors dated March 17, 1995 amending License Agreement with Electropure, Inc.******

     10.48 Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994.******

     10.48.1 Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997.

     10.51 Settlement Agreement with Economic Development Bank for Puerto Rico dated May 16, 1997.

     17. Correspondence dated March 29, 1995 from Macias & Company resigning as the Registrant's independent accountant.*****

----------------------------

* Previously filed in connection with Registration Statement of Registrant on Form S-1, File No. 33-10669.

** Incorporated by reference to Exhibit "B" to Registrant's Definitive Proxy Statement, dated April 20, 1988, for the Annual Meeting held May 18, 1988.

*** Previously filed in connection with Registrant's Form 10-K for the fiscal year ended October 31, 1988.

**** Previously filed in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1992.

***** Previously filed in connection with Registrant's Form 8-K dated March 29, 1995.

****** Previously filed in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated:      June 6, 1997
                                          ELECTROPURE, INC.


                                          BY     /s/  CATHERINE PATTERSON
                                               ---------------------------------
                                                      CATHERINE PATTERSON
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURES


                                             Director            June , 1997
-------------------------------------
RANDOLPH S. HEIDMANN



/s/  WILLIAM H. LEE                          Director           June 10, 1997
-------------------------------------
WILLIAM H. LEE



/s/  RONALD J. O'HARE                        Director            June 6, 1997
-------------------------------------
RONALD J. O'HARE


                                          Chief Financial
/s/  CATHERINE PATTERSON                Officer (Principal       June 6, 1997
-------------------------------------      Financial and
CATHERINE PATTERSON                     Accounting Officer)

Southland Business Service
--------------------------------------------------------------------------------
Accounting and Financial Planning                   20929 Ventura Boulevard #206
Income Tax Preparation                         Woodland Hills, California  91364
                                                                  (818) 347-3233
                                                              FAX (818) 347-3271



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Electropure, Inc.

We were engaged to audit the accompanying balance sheets of Electropure, Inc. (formerly HOH Water Technology Corporation) ("the Company") as of October 31, 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years in the two-year period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the years ended October 31, 1995 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Electropure, Inc. will continue as a going concern. As discussed in the notes to the financial statements, the Company's recurring losses from operations, deficiency in working capital and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 8 to the financial statements, the Company is party to certain claims and litigation. The final outcome resulting from certain of these claims and litigation is not presently determinable, and no provision has been made in the financial statements and financial statement schedules for the effects, if any, of such claims and litigation.


/s/  J. E. HENDERSON


Woodland Hills, California
June 6, 1997

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                                      Year ended
                                                                   -----------------
                            Assets                                 October 31, 1996
-------------------------------------------------------------      ----------------
Current assets:

  Cash                                                                 $    674

  Receivables:
    Trade accounts                                                        7,278
    Due from related parties                                             78,898
    Allowance for doubtful receivables                                  (85,528)
                                                                       --------

                                                                            648

  Other current assets                                                   20,000

          Total Current Assets                                           21,322
                                                                       --------


  Propery and equipment, at cost:
    Office equipment                                                        539
                                                                       --------
                                                                            539

    Less accumulated depreciation and amortization                           49
                                                                       --------
                                                                            490

          Total Assets                                                 $ 21,812
                                                                       ========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                                      Year ended
                                                                   -----------------
         Liabilities and Stockholders' Equity (Deficiency)         October 31, 1996
-------------------------------------------------------------      ----------------
Current liabilities:
  Notes payable to stockholders                                      $     15,734
  Accounts payable                                                         30,744
  Accrued liabilities                                                         218
  Allowance for loss on lawsuit settlements                                23,331
                                                                     ------------
         Total current liabilities                                         70,027

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1995 and 1996                                        26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value.  Authorized 20,000,000 shares;  17,979,097 shares issued and 17,579,097 shares
    outstanding in 1995;  2,264,806 shares issued and 2,224,806
    shares outstanding in 1996                                             22,248
  Class B common stock, $.01 assigned par value 839,825
    shares authorized, issued and outstanding in 1995; 83,983
    shares authorized, issued and outstanding in 1996                         840
  Additional paid-in capital                                           16,080,709
  Deficit accumulated in the development stage                        (16,025,246)
  Notes receivable on common stock                                       (152,766)
                                                                     ------------
                                                                          (74,215)

                                                                     ------------
Total Liabilities and Stockholders' Equity (Deficiency)              $     21,812
                                                                     ============



See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                            STATEMENTS OF OPERATIONS


                                                     Year ended October 31,
                                                 -------------------------------
                                                     1995               1996
                                                 ------------       ------------
License fees received                            $     72,550       $     81,559
                                                 ------------       ------------

Costs and expenses:
  General and administrative                           91,610            140,202
                                                 ------------       ------------
                                                       91,610            140,202
                                                 ------------       ------------
Loss from operations                                  (19,060)           (58,643)
                                                 ------------       ------------
Other income and (expense):
  Interest expense                                     (1,300)           (12,155)
  Interest income                                          --                239
  Financing costs                                     (41,070)          (332,912)
  Patent litigation rights                            (74,375)              --
  Miscellaneous income (expense)                         (800)              (800)
                                                 ------------       ------------
                                                     (117,545)          (345,628)
                                                 ------------       ------------
    Loss before extraordinary item                   (136,605)          (404,271)

Extraordinary item:
  Gain on liabilities written off                     244,286            113,188
                                                 ------------       ------------
         Net income (loss)                       $    107,681       $   (291,082)
                                                 ============       ============

Net income (loss) per share of common stock
  Before extraordinary item                             (0.01)             (0.15)
  Extraordinary item:
    Gain on liabilities written off                      0.02               0.06
                                                 ------------       ------------
                                                 $       0.01       $      (0.09)
                                                 ============       ============

Weighted average common shares outstanding         16,070,213          1,926,868
                                                 ============       ============



See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                             STATEMENTS OF CASH FLOWS


                                                                          Year ended October 31,
                                                                        -------------------------
                                                                           1995           1996
                                                                        ---------       ---------
Cash flows from operating activities:
  Net loss                                                              $ 107,681       $(291,082)
                                                                        ---------       ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                           1,048              49
    Financing costs related to issuance of warrants                        41,070          44,625
    Financing costs related to issuance of common stock                      --           288,287
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                   (2,253)          3,348
      Decrease (increase) in other assets                                   4,500         (20,539)
      Increase (decrease) in accounts payable and accrued expenses       (245,670)       (130,073)
      Increase in interest payable, net                                     1,300           1,430
                                                                        ---------       ---------
             Total adjustments                                           (200,005)        187,127
                                                                        ---------       ---------
         Net cash used in operating activities                            (92,324)       (103,955)

Cash flows from investing activities: None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   95,697         100,886
                                                                        ---------       ---------
         Net cash provided by financing activities                         95,697         100,886
                                                                        ---------       ---------
             Net increase (decrease) in cash                                3,373          (3,069)

             Cash (overdraft) at beginning of period                          370           3,743
                                                                        ---------       ---------
             Cash (overdraft) at end of period                          $   3,743       $     674
                                                                        =========       =========



See accompanying notes to financial statements

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                            STATEMENTS OF CASH FLOWS


                                                                            Year ended October 31,
                                                                           ------------------------
                                                                              1995           1996
                                                                           ----------      --------
Supplemental disclosures of cash flow information - cash paid
  during the period for interest                                           $     --        $   --
                                                                           ==========      ========
Supplemental schedule of noncash investing and financing activities -
  Purchase of certain property and equipment for
    notes payable and capital lease obligations                                  --            --
  Sale of acquired technology for common stock                                   --            --
                                                                           ==========      ========
                                                                                 --            --
                                                                           ==========      ========
Additional common stock was issued upon the following:
  Conversion of short-term debt                                                  --            --
  Exercise of options in exchange for receivable on common stock                 --            --
  Exercise of warrants paid for by reduction of short-term debt                  --            --
  Issuance of common stock pledges                                               --            --
  Issuance of common stock for investment acquisition                            --            --
  Issuance of common stock for lawsuit settlements                               --            --
  Issuance of common stock for debt settlement                                   --         288,287
                                                                           ----------      --------
                                                                                 --         288,287
                                                                           ==========      ========
Redeemable preferred stock issued as a common stock dividend                     --            --
                                                                           ==========      ========
Redeemable preferred stock issued as a key officer bonus                         --            --
                                                                           ==========      ========
Additional noncash equity transactions are as follows:
  Warrants granted to obtain loans                                               --            --
  Warrants granted for lawsuit settlements                                       --            --
  Grants of stock options below market                                           --          44,625
  Sale of common stock to officers below market                                  --            --
  Sales of common stock to stockholders below market                             --            --
  Sale of preferred stock to stockholders below market                           --            --
  As consideration for acquisition of a purchase option                          --            --
  As consideration for services received                                         --            --
  Cancellation of stock issued                                                   --            --
                                                                           ----------      --------
                                                                           $     --        $ 44,625
                                                                           ==========      ========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                  Common Stock                         Class B Common Stock
                                      ---------------------------------     ----------------------------------
                                                          Amount                                 Amount
                                        Number     --------------------        Number     --------------------
                                          of        Per                          of        Per
                                        shares     share       Total           shares     share       Total
                                     -----------   -----    -----------     -----------   -----    -----------
Balance at October 31, 1994           15,852,734   $  --    $   158,527         839,825   $  --    $     8,398
                                     -----------   -------  -----------     -----------   -----    -----------

Issuance of common stock on:
  exercise of warrants                 1,887,500       0.0       18,875            --        --           --
  exercise of warrants                   132,220       0.0        1,322            --                     --

Cancellation of common stock for
  issuance of warrants                  (293,357)      0.1       (2,934)           --                     --

Net Loss                                    --        --           --              --        --           --
                                     -----------   -------  -----------     -----------   -----    -----------
Balance at October 31, 1995           17,579,097      --        175,790         839,825      --          8,398

Issuance of common stock on
  exercise of options                      5,000       0.0           50            --        --           --
  exercise of options                     83,130       0.1          831            --        --           --
  exercise of options                     45,833       0.2          458            --        --           --

Issuance of common stock for cash        200,000       0.2        2,000            --        --           --

Issuance of common stock for
  services rendered                      200,000       0.1        2,000            --        --           --
  services rendered                       86,957       0.1          870            --        --           --

Issuance of common stock for
  conversion of debt                   2,533,334       0.0       25,333            --        --           --
  conversion of debt                   1,514,302       0.0       15,143            --        --           --

Reverse Stock Split (one-for-ten)    (20,022,847)     --       (200,228)       (755,842)     --         (7,558)

Issuance of warrants below
  fair market value                         --        --           --              --        --           --

Net Loss                                    --        --           --              --        --           --
                                     -----------   -------  -----------     -----------   -----    -----------
Balance at October 31, 1996            2,224,806   $  --    $    22,248        83,983    $   --    $       840
                                     ===========   =======  ===========     ===========  ======    ===========

                                                                                          Deficit
                                                                         Notes          accumulated            Net
                                                   Additional          receivable          in the         stockholders'
                                                     paid-in           on common        development          equity
                                                     capital             stock              stage          (deficiency)
                                                   ------------      ------------       ------------       ------------
Balance at October 31, 1994                        $ 15,366,305      $   (152,766)      $(15,841,844)      $   (461,380)

Issuance of common stock on:
  exercise of warrants                                   75,500              --                 --               94,375
  exercise of warrants                                     --                --                 --                1,322

Cancellation of common stock for
  issuance of warrants                                   44,004              --                 --               41,070

Net Loss                                                   --                --              107,681            107,681
                                                   ------------      ------------       ------------       ------------
Balance at October 31, 1995                          15,485,809          (152,766)       (15,734,163)          (216,931)

Issuance of common stock on
  exercise of options                                       200              --                 --                  250
  exercise of options                                    11,638              --                 --               12,469
  exercise of options                                     8,708              --                 --                9,166

Issuance of common stock for cash                        38,000              --                 --               40,000

Issuance of common stock for
  services rendered                                      22,000              --                 --               24,000
  services rendered                                      14,130              --                 --               15,000

Issuance of common stock for
  conversion of debt                                    126,667              --                 --              152,000
  conversion of debt                                    121,144              --                 --              136,287

Reverse Stock Split (one-for-ten)                       207,787              --                 --                 --

Issuance of warrants below
  fair market value                                      44,625              --                 --               44,625

Net Loss                                                   --                --             (291,083)          (291,083)
                                                   ------------      ------------       ------------       ------------
Balance at October 31, 1996                          16,080,709      $   (152,766)      $(16,025,246)      $    (74,216)
                                                   ============      ============       ============       ============



See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

                                October 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

HOH, Inc. was incorporated on December 13, 1979 to design and develop a proprietary electrochemical water purification system.

HOH Water Technology Corporation was incorporated on December 8, 1982 to market the water purification system being developed by HOH, Inc.

Common stock was sold in HOH, Inc. from March 29, 1983 through October 21,
1983. On September 14, 1984, all of the outstanding shares of common stock in HOH, Inc. were exchanged for an equal number of shares of common stock in HOH Water Technology Corporation. The exchange of stock was accounted for in a manner similar to that of a pooling of interests. No additional shares of common stock in HOH, Inc. were issued subsequent to the exchange on September 14, 1984.

Between the date of its incorporation, December 8, 1982, and September 14, 1984, HOH Water Technology Corporation was virtually inactive. Similarly, HOH, Inc. was virtually inactive subsequent to September 14, 1984. In addition, HOH Water Technology Corporation continued to design and develop the proprietary electrochemical water purification system which H OH, Inc. was originally incorporated to design and develop.

For financial statement purposes, HOH Water Technology Corporation and H OH, Inc. are considered to represent the activities of a single entity which has essentially operated under the same ownership and management. Additionally, the two companies were legally merged on October 30, 1986. Accordingly, the accompanying consolidated financial statements include the accounts of HOH Water Technology Corporation and HOH, Inc. from their respective dates of incorporation.

In July, 1996, the Company changed its name to "Electropure, Inc." and underwent a one-for-ten reverse stock split. FOR PURPOSES OF THIS REPORT, ALL ISSUANCES OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK DURING THE FISCAL YEAR ENDED OCTOBER 31, 1996 ARE REFLECTED IN POST-REVERSE SPLIT AMOUNTS.

On July 29, 1992, the Company granted EDI Components (formerly Electropure, Inc.), a California corporation, an exclusive license to manufacture and market its patented EDI technology. The Company has the right, until January 31, 1998, to reacquire such licensed rights. See Note 7 - "License Agreement Agreements with EDI Components." Under the terms of such license, as amended to date, EDI Components has paid the Company $451,554 in license fees as of October 31, 1996. Consequently, since July 1992, and until such license arrangement is

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

terminated, the Company's primary source or revenues will be derived from the license with EDI Components.

LIQUIDITY

As of October 31, 1996, the Company had current liabilities in excess of current assets of $48,705, a deficit accumulated during the development stage of $16,025,246 and a stockholders' deficit of $74,215. The Company did not generate a positive cash flow from operations during the 1991 fiscal year as lack of working capital inhibited its ability to initiate sufficient marketing operations. As a result, the Company ran out of funds in January, 1992 and was forced to suspend operations while it sought additional financing. In May, 1992, the Company entered into a Letter of Intent with EDI Components (a California corporation) to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. During fiscal year 1995, the Company funded its working capital needs from license fees in the sum of $72,550 and $95,697 from the exercise of 1,887,500 and 132,220 warrants at $0.05 and $0.01 per share, respectively. Of such proceeds, the Company paid EDI Components $74,375 for patent litigation rights. During fiscal year 1996, the Company received an additional $81,559 in license fees and $24,000 on the issuance of 200,000 shares in consideration for services rendered. The Company also received $55,000 and $21,886 in net proceeds from the sale of 28,696 shares of common stock, as well as upon the exercise of 13,396 warrants, respectively. See Note 5
- "Stockholders' Deficit - Common Stock Activity."

During fiscal year 1995, the Company and its licensee, EDI Components, entered into Technology License Agreements with and Polymetrics, Inc. ("Polymetrics"). Such agreement provides Polymetrics with a non-exclusive worldwide licenses to use and commercially exploit the Electropure ("EDI") electrodeionization technology owned by the Company. See Note 7 - "License Agreements - Agreement Polymetrics, Inc.".

During the license relationship with EDI Components, the Company's primary operations have been solely administrative. Such operations to date have been financed by monies received from EDI Components pursuant to the provisions of the license arrangement.

Due to lack of working capital and the restructuring necessitated by the above license relationship, as of May, 1992, all operations at the Company's Puerto Rico manufacturing subsidiary, HOH International, Inc. were terminated. On July 16, 1993, the subsidiary filed for bankruptcy protection from its creditors. HOH International, Inc. was subsequently discharged bankrupt in November, 1993, which resulted in a $2,661,691 net gain on discharge of debt for the 1994 fiscal year. In October, 1996, the Company learned that a $3 million default judgment had been rendered against it in June, 1996 in Puerto Rico with regard to a 1989 investment made in the subsidiary by the Economic Development Bank for Puerto Rico. In May, 1997, the Company negotiated a settlement of such judgment requiring the issuance of shares and warrants to the Puerto Rico Bank. See Note 8 - "Litigation and Claims" and Note 11 - "Subsequent Events."

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

The Company and EDI Components are currently negotiating to terminate the license relationship and to bring all manufacturing and marketing operations under the Company's auspices. The arrangement, which has been made a condition of the above Puerto Rico settlement, will likely require the Company to pay its licensee, EDI Components, up to $2,950,000 in a combination of cash and stock to terminate the license. It is anticipated that negotiations will be concluded within sixty (60) days of this report and that the officers and staff of EDI Components will be engaged to continue the Company's management operations.

EDI Components has initiated sales and marketing operations for the EDI technology and has begun preliminary training of potential original equipment manufacturers who will become the primary distributors of the Company's product. Additional working capital will be required to both carry on and expand such sales and marketing efforts. The Company anticipates that, once the license relationship between the Company and EDI Components has been terminated, management will seek to secure necessary operating capital, initially, through private funding sources as a bridge to a secondary public offering of the Company's securities. No assurances can be given that either the Company or EDI Components can or will provide sufficient working capital through the sale of the Company's securities or that the sale of products can or will generate sufficient revenues in the future to sustain operations. The Company's ability to continue as a going concern will be reliant upon its ability to do so. The Company believes, however, that the current market interest in its product is strong and will enhance its ability to generate sufficient revenues from the sale of the Company's securities in the near future.

DEPRECIATION AND AMORTIZATION

Depreciation is provided for property and equipment over an estimated useful life of five years using the straight-line method. Leasehold improvements and equipment under capital lease obligations were amortized using the straight-line method over the lesser of the terms of the respective leases or estimated useful lives.

INVENTORY

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred. However, the Company has not conducted any research and development activities since entering into the license relationship with EDI Components.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

FASB STATEMENTS NOT YET ADOPTED

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

(2)  DUE FROM RELATED PARTIES

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at October 31, 1996 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of October 31, 1996 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 3,757 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,115, which has been offset by an allowance for doubtful accounts.

      During fiscal 1995, the Company loaned a current officer a total of $5,000 at 6% simple interest. As of the fiscal year ended October 31, 1996, such loan had been repaid in full, together with a total of $239 in accrued interest.

(3)  NOTES PAYABLE TO STOCKHOLDERS

      Notes Payable to Stockholders are summarized as follows:

                                                   October 31,
                                             -------------------------
                                                1995         1996
                                             -------------------------
             Notes Payable to Stockholders,
              with interest annually at 10%   $ 14,304     $ 15,734
                                              ========     ========

As of October 31, 1996, the notes payable to stockholders (one individual) are past due.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

(4)  COMMITMENTS AND CONTINGENCIES

The original cost and accumulated depreciation of assets recorded under capital leases at October 31, 1995 and 1996 is as follows:

                                                   October 31,
                                             -------------------------
                                                1995        1996
                                             -------------------------
               Furniture and fixtures           $  --       $539
                                                -----       ----
               Less accumulated depreciation
                     and amortization              --         49
                                                -----       ----
                                                $  --       $490
                                                =====       ====


COMMITMENTS

Lease payments for the fiscal years ended October 31, 1994 and 1995 were $6,000 and $4,500, respectively. The Company occupied its present office in Laguna Hills, California through a sub-lease arrangement with its licensor, EDI Components. The Company paid $500 per month, which includes the use of all utilities, equipment and facilities on the premises from June, 1992 through July, 1995. As of August, 1995, the Company has occupied such premises rent-free. Consequently, the Company had no lease expense for the fiscal year ended October 31, 1996.

 (5)  STOCKHOLDERS' DEFICIT

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

VOTING RIGHTS

Each share of the Company's Class A Common Stock is entitled to one vote per share and the Class B Common Stock of the Company is entitled to eight votes per share. The holder(s) of the outstanding Convertible Preferred Stock of the Company's subsidiary are entitled to one vote per share on the election of the directors of the subsidiary only if the fixed dividends thereon shall be in arrears in an amount equal to three years' dividends or if the accumulated variable dividends exceed $100,000. Notwithstanding such voting privileges, the holder(s) of the Convertible Preferred Stock are entitled to elect and appoint one of the voting directors of such subsidiary so long as any of the aforesaid Convertible Preferred shares remain outstanding.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

COMMON STOCK ACTIVITY

FISCAL 1995

Between December, 1994 and September, 1995, the Company received net proceeds of $94,375 upon the exercise of 1,887,500 warrants to purchase common stock at $0.05 per share. Such warrants had been issued to six (6) individuals who had made investment in or loans to EDI Components.

On November 8, 1994, the Company purchased 293,257 shares of its common stock from one (1) individual for $0.15 per share, or a total of $44,044. In lieu of cash, the Company issued such individual 314,308 warrants to purchase common stock at $0.01 per share, exercisable for a period of five (5) years. The fair market value of the common stock underlying such warrants, less the $0.01 per share exercise price, was equal to the fair market value of similar common stock on the date of the transaction. Consequently, the Company incurred an expense of $41,070 relating to this purchase, equal to $0.14 per share purchased. The Company realized $1,322 in net proceeds upon the exercise, in September, 1995, of 132,220 of such warrants at $0.01 per share.

FISCAL 1996

In July, 1996, the Company changed its name to "Electropure, Inc." and underwent a one-for-ten reverse stock split. FOR PURPOSES OF THIS REPORT, ALL ISSUANCES OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK DURING THE FISCAL YEAR ENDED OCTOBER 31, 1996 ARE REFLECTED IN POST-REVERSE SPLIT AMOUNTS.

Between November, 1995 and January, 1996, the Company realized net proceeds of $21,886 on the exercise of 13,396 of warrants at prices ranging from $0.05 to $0.20 per share.

In February, 1996, the Company sold 200,000 shares of common stock to two individuals in a private placement offering at $0.02 per share, resulting in net proceeds to the Company in the sum of $40,000. The Company issued an additional 200,000 shares of common stock in February, 1996 in exchange for $24,000 in services rendered. The transaction resulted in an increase in common stock and additional paid in capital and a $24,000 general and administrative expense.

Pursuant to the provisions of the July, 1992 agreements with EDI Components, the Company agreed to exchange shares, at discounts of 25% and 50% to the fair market value, in cancellation of certain loans made to EDI Components. Consequently, between February and March, 1996, the Company issued a total of 404,764 shares of its common stock at prices of $0.06 and $0.09 per share to six
(6) individuals, all of whom are investors in EDI Components, to cancel principal

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

interest on loans made to that entity and interest accrued thereon. The transaction resulted in a $288,287 finance expense to the Company.

On various dates through October 31, 1996, the Company has allowed certain individuals, including former officers and directors, to exercise options or warrants held by them in exchange for notes. The balance of notes receivable on common stock is reflected as a reduction of equity in the accompanying Statement of Stockholders' Equity (Deficiency) and is as follows:


                            Number of                    October 31,
                              Shares        Date     --------------------
             Holder         Exercised     Exercised     1995      1996
         ----------------------------------------------------------------
         Former Officer      66,500       09/07/89    $108,395  $108,395
         Former Officer      13,500       02/02/90       6,075     6,075
         Former Director     25,000       05/01/90       1,250     1,250
         Director            50,000       10/06/93       2,500     2,500
         Trust               20,000       10/11/89       1,250     1,250
         Others              60,032     Various 1990       842       842
         Others             106,032     Various 1991    32,454    32,454
                                                      --------  --------
                                                      $152,766  $152,766
                                                      ========  ========

WARRANTS

The Company has authorized the issuance of 3,375,000 Redeemable Class A Warrants to purchase an aggregate of 3,375,000 shares of common stock. Each Class A Warrant was originally exercisable until June 24, 1992 (extended to June 24,
1994) to purchase for $3.25 of common stock and one Class B Warrant. When such Class A Warrants expired on June 14, 1994, due to antidilution provisions, each Class A Warrant was exercisable to purchase for $2.47 one and one-third (1.3 shares) of common stock. .

The Company also authorized the issuance of 3,375,000 Redeemable Class B Warrants to purchase an aggregate of 3,375,000 shares of common stock. Each Class B Warrant was originally exercisable until June 24, 1992 (extended to June 24, 1994) to purchase for $5.00 one share of common stock. When such Class B Warrants expired on June 14, 1994, due to antidilution provisions, each Class B Warrant was exercisable to purchase for $3.95 one and one-third (1.3 shares) of common stock.

Any outstanding Class A and B Warrants (Warrants) are subject to redemption by the Company if the average closing bid prices of the common stock (if traded in the over-the-counter market) or the average closing sale prices of the common stock (if traded on any national securities exchange) equal or exceed $4.50 per share and $7.00 per share, respectively, for 30 consecutive business days. The redemption price is $.05 per Warrant. If any outstanding Warrants are redeemed, then all outstanding Warrants must be redeemed. Once notice of redemption is given, a Warrant holder will have 30 days in which to exercise the Warrant before it is redeemed.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

As of June 24, 1994, all of the Redeemable Class A and Class B Warrants expired. Consequently, as of October 31, 1995 and October 31, 1996, there were no Class A or Class B Warrants issued and outstanding.

On February 23, 1996, the Company and its licensee, EDI Components, entered into a Convertible Loan agreement with a shareholder in both entities, whereby EDI Components was loaned the sum of $500,000 for a period of two years at 10% interest. As additional consideration for the loan, the Company granted the lender a first security interest in all of the Company's patents and future patents during the term that the loan remains outstanding. As further consideration for the loan, the Company granted the lender 300,000 five-year warrants to purchase common stock at $2.25 per share. No adjustment in the number or exercise price of such warrants was made pursuant to the one-for-ten reverse stock split which the Company effected in July, 1996. Under the terms of the loan agreement, the lender has converted the principal and interest accrued on such loan into the Company's common stock at a 25% discount to the fair market value. See Note 11 - "Subsequent Events."

In August, 1996, the Company issued 75,000 warrants to purchase common stock at $1.19 per share to three (3) individuals as bonuses in consideration for advisory services rendered to the Company.

1987 STOCK OPTION PLAN

A total of 500,000 shares of common stock has been reserved for issuance under the Company's 1987 Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options and nonqualified stock options to officers, directors and key employees of the Company and is administered by the Board of Directors or a committee appointed by the Board (the Administrator).

The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Administrator on the date of grant. An incentive stock option may be exercisable for a period not in excess of ten years after the date of the grant. The exercise price of incentive stock options granted to stockholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be no less than 110% of the fair market value on the date of the grant. The option may be exercisable for a period not in excess of five years after the date of grant. In the case of nonqualified stock options, the same criteria exist, except that the exercise price must be no less than 85% of the fair market value per share of the Company's common stock on the date of the grant. During September 1989, the Board of Directors approved a change of exercise price for certain key employees and consultants to the Company. As a result, 110,000 qualified and 25,000 non-qualified options were reduced from the original exercise prices to $.05 per share resulting in additional expense as indicated below.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

        The following activity occurred under the Company's 1987 stock option plan:

--------------------------------------------------------------------------------
                                                 EXERCISE PRICE
QUALIFIED STOCK OPTIONS               SHARES       PER SHARE          EXTENSION
--------------------------------------------------------------------------------
Granted Fiscal year end 1987          40,000   $      1.38          $    55,200
                                    --------                        -----------

Balance at October 31, 1987           40,000          1.38               55,200
Granted                              230,500      1.38 - 1.63           375,715
Exercised                               (500)         1.38                 (690)
Cancelled                            (10,000)         1.38              (13,800)
                                    --------                        -----------

Balance at October 31, 1988          260,000      1.38 - 1.63           416,425
Exercised                            (73,500)     1.38 - 1.63          (118,680)
Cancelled                            (12,500)     1.38 - 1.63           (19,815)
Exercise price reduction              -                -               (169,110)
Exercised                            (15,000)         .05                  (750)
                                    --------                        -----------

Balance at October 31, 1989          159,000       .05 - 1.63           108,070
Granted                                7,000          1.03                7,210
Exercised                            (50,000)         .05                (2,500)
                                    --------                        -----------

Balance at October 31, 1990          116,000       .05 - 1.63           112,780
Exercised                            (40,000)         .05                (2,000)
                                    --------                        -----------

Balance at October 31, 1991           76,000       .05 - 1.63           110,780
Cancelled                            (71,000)     1.03 - 1.63          (110,530)
                                    --------                        -----------

Balance at October 31, 1992-1996       5,000   $      .05           $       250
                                    --------                        -----------

--------------------------------------------------------------------------------
NONQUALIFIED STOCK OPTIONS
--------------------------------------------------------------------------------
Granted fiscal year end 1987          45,000   $      1.17          $    52,650
                                    --------                        -----------

Balance at October 31, 1987           45,000          1.17               52,650
Granted                               15,000       .70 - 1.39            15,675
Exercised                            (10,000)         1.17              (11,700)
                                    --------                        -----------

Balance at October 31, 1988           50,000       .70 - 1.39            56,625
Exercise price reduction              -                -                (39,200)
                                                                       --------

Balance at October 31, 1989           50,000       .05 - 1.39            17,425
Granted                               35,000        .88 -.90             31,300
Exercised                            (13,850)          .05                 (693)
                                    --------                        -----------

Balance at October 31, 1990           71,150       .05 - 1.39            48,033
Granted                              147,000       .37 - .61             73,430
Exercised                            (10,000)         .05                  (500)
Exercised                           (147,000)      .37 - .61            (73,430)
                                    --------                        -----------

Balance at October 31, 1991           61,150       .05 - 1.39            47,533
Cancelled                            (50,000)      .70 - 1.39           (46,945)
                                    --------                        -----------

Balance at October 31, 1992 - 1996    11,150    $     .05           $       558
                                    --------                        -----------

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

Incentive stock options are not exercisable for one year from the date of grant, but are exercisable in four equal annual installments thereafter. Generally, nonqualified stock options are exercisable in four equal annual installments commencing on the date of grant.

At October 31, 1996, options to purchase 34,750 and 63,150 shares of common stock under qualified and nonqualified agreements, respectively, were exercisable.

NOTES RECEIVABLE ON COMMON STOCK

As of October 31, 1996, the Company was due $152,766 from various individuals, including former employees and a current director, on the exercise of options and warrants at prices ranging from $0.05 to $1.63 per share.

ISSUANCE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 31, 1987, the Company issued 1-1/4 shares of redeemable convertible preferred stock for every share of stock held by the common stockholders and Class B common stockholders. As of July 28, 1988, as a result of progress made on the completion of the Company's initial product, the Company issued a bonus of 107,848 shares of the redeemable convertible preferred stock to the majority stockholder. Accordingly, the estimated fair value of the stock, $1,078, was expensed as compensation.

Each share of redeemable convertible preferred stock is to be converted to one share of common stock upon the occurrence of any of the following:

o The daily market price per share of the Company's common stock has equaled or exceeded $5.00, $6,50 or $8.00 per share for 30 consecutive trading days during the fiscal years ending October 31, 1988, 1989 and 1990, respectively, or

o The net earnings per share for the common stock of the Company shall equal or exceed $.41, $.85 or $1.36 per share for the fiscal years ending October 31, 1988, 1989 and 1990, respectively.

The agreement provides that should any automatic conversion of the redeemable convertible preferred stock result in a charge being required to be taken by the Company against income under then generally accepted accounting principles upon the happening of an event which would otherwise cause automatic conversion into common stock, the redeemable convertible preferred stock will not be automatically convertible into common stock but will be redeemed for $.10 per share as soon as the Company has the funds to legally redeem the shares.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

The Company did not achieve the after-tax earning and market prices and commencing January 31, 1991, the redeemable convertible preferred stock (the Stock) is redeemable by the Company for $0.01 per share.

The holders of the redeemable convertible preferred stock shall not be entitled to receive dividends. Dividends, if declared, shall be payable to the holders of the Class A common stock and Class B common stock subject to the rights of the holders of the preferred stock.

In the event of liquidation or dissolution of the Company, the holders of the Class A common stock, Class B common stock and redeemable convertible preferred stock, subject to the rights of the holders of preferred stock, shall be entitled to receive an equal amount per share, provided, however, in no case shall each share of redeemable convertible preferred stock receive more than an amount equal to $.01 per share and in no case shall each share of Class B common stock receive an amount greater than 80% of the amount each share of common stock receives, subject to the restrictions imposed by the Commissioner of Corporations of the State of California as described in Note 9.

ISSUANCE OF CUMULATIVE CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY

In January, 1990, the Company's subsidiary, HOH International, Inc. (now bankrupt), issued 1,000 shares of $1,000 assigned par value redeemable cumulative convertible preferred stock to the Economic Development Bank for Puerto Rico for $1,000,000. The preferred stock had cumulative fixed dividends at the rate of 15% of par value per annum and a variable cumulative dividend equal to 10% of the subsidiary's net income. The redeemable cumulative convertible preferred stock, net of unamortized issuance costs of $44,501, was reflected in a manner similar to a minority interest in the Company's consolidated financial statements until the subsidiary was adjudicated bankrupt in November, 1993. The cumulative fixed dividends, although not declared, had also been included in the Company's consolidated financial statements as an increase to the redeemable cumulative convertible preferred stock in a manner similar to treatment under APB Opinion No. 18. Upon adjudication of the subsidiary as bankrupt in November, 1993, the redeemable cumulative convertible preferred stock and all dividends accrued thereon, totaling approximately $1,554,000, was discharged.

(6)  ROYALTIES

Royalty interests in the Company's product have been sold to approximately 80 individuals in consideration for loans made in earlier years to the Company. The total royalties granted for certain Electropure ("EDI") water purification units commence at $51.50. As a specified number of units are sold, they decrease to a minimum of $42.50 for every unit sold, leased or placed in service by the Company or its sublicensees until the expiration of all patents and improvement patents covering the unit. The patents expire through August 14, 2001. The royalties decrease as follows:

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

                   --------------------------------------------
                      NUMBER OF UNITS SOLD    ROYALTY PER UNIT
                   --------------------------------------------
                             0 - 4,000            $51.50
                         4,001 - 8,000             49.50
                         8,001 - 60,000            47.50
                        60,001 - 81,600            46.50
                        81,601 - 120,000           44.50
                       120,001 - 240,000           43.50
                           Thereafter              42.50

 (7)  LICENSE AGREEMENTS

AGREEMENTS WITH EDI COMPONENTS

In May, 1992, the Company entered into a Letter of Intent with EDI Components (formerly Electropure, Inc. a privately-held California corporation) to grant an exclusive license to manufacture and market the Company's patented EDI technology. In addition to the licensed rights granted, the final agreements, executed in July, 1992, as amended through March, 1995, generally provided for the following:

A) The Company leased to EDI Components all property which it did not reasonably require to conduct business operations, including all capital equipment, molds, inventory, machinery, tools, office equipment and furniture. Such lease terminates on January 31, 1998.

B) The Company granted EDI Components an exclusive license to manufacture and sell the patented EDI technology subject to meeting minimum annual sales requirements and subject to paying the Company a percentage of its net sales revenues. Such sales requirements were temporarily stayed until the patent infringement litigation with Millipore was concluded and such requirements have not been reinstated, although all such litigation was resolved in July, 1996. See Note 8 - "Litigation and Claims".

C) For the above rights, EDI Components is required to pay, as license fees, all necessary operating expenses of the Company, subject to reinstatement or renegotiation of the above sales requirements. As of October 31, 1996, EDI Components has paid the Company an aggregate of $451,554 in such license fees.

D) The Company granted EDI Components a security interest in the EDI patent to the extent of the latter's capital funding which is limited by agreement to a maximum of $725,000 in cash and $100,000 of in "kind" investments and $312,500 in loans, unless the Company agrees to further increase such limit.

E) The Company has the right, until January 31, 1998, to reacquire the licensed rights and terminate both the lease and the License Agreement by paying EDI Components up to $2,950,000 (as of October 31, 1996, the total sum payable aggregates $,2,750,000). All excess cash assets of EDI Components (not needed to fund operations) are required to be set aside in a Special Fund.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

The amounts in such Special Fund will be credited against the amount the Company shall pay EDI Components to reacquire the licensed rights.

The Company sub-leases space in EDI Component's Orange County facility rent-free on a month-to-month basis. Such lease covers the use by the Company of all utilities, equipment and facilities in the building. The Company paid sub-lease payments of $500 per month until July, 1995.

See also "Warrants" in Note 5.

AGREEMENTS WITH GLEGG WATER CONDITIONING, INC.

On July 2, 1994, the Company and its licensee, EDI Components, granted a non-exclusive worldwide license to Glegg Water Conditioning, Inc., ("Glegg") of Guelph, Ontario, Canada to use and commercially exploit the EDI technology covered in the Company's U.S. and foreign patent numbers 4,465,573 and 0.078,842, respectively, together with any improvements thereon. The license is for an initial term of ten (10) years, with mutually agreed upon five (5) year extensions. Pursuant to the agreement, Glegg has paid EDI Components the non-refundable sum of $50,000. The agreement also provided that Glegg will pay EDI Components a continuing royalty on the net sales price of all licensed products sold by Glegg as follows:

Five (5) percent of the Net Sales Price of all Licensed Products having a total system design flow rate for such apparatus in an amount greater than or equal to one hundred (100) gallons per minute; and

Ten (10) percent of the Net Sales Price of all Licensed Products having a total system design flow rate for such apparatus in an amount less than one hundred
(100) gallons per minute.

In May, 1997, the parties entered into an Amended and Restated Technology License Agreement whereby Glegg received a paid-up license to the EDI technology in exchange for payment to EDI Components in the sum of $125,000.

AGREEMENT WITH POLYMETRICS

On May 3, 1995, the Company and EDI Components granted a non-exclusive EDI license to Polymetrics, a San Jose, California based supplier of high purity and ultrapure water treatment systems and services. The license, for which Polymetrics paid EDI Components the sum of $200,000, provides for a royalty structure similar to the 1994 Glegg agreement.

(8)  LITIGATION AND CLAIMS

In December, 1993, a default judgment was rendered against the Company in an action brought in the Los Angeles County Municipal Court. The lawsuit seeks to recover $30,745 in accrued credit

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

card charges, including interest and attorneys fees, which is reflected in accrued accounts payable. The Company paid $250 during fiscal year 1994 on this judgment, however, no further arrangements have been made to satisfy this obligation.

In addition to the above legal proceedings, the Company is a party to three other claims seeking $38,889 and alleging, among other items, breach of contract and failure to pay for services rendered. In the opinion of management, the Company's financial statements include adequate provision for these claims, including interest and reasonable attorneys fees and costs; however, no assurances can be given as to the ultimate outcome of these claims and accordingly, the effects, if any, cannot be reasonably estimated at this time.

In April, 1996, the Company and its licensee settled the 1993 lawsuit brought against Millipore and its licensee, US Filter/Ionpure Technologies, for infringement of the Company's EDI patent. While the terms of the settlement are confidential, Millipore and US Filter/Ionpure agreed to the entry of a consent judgment of patent validity which has been entered by the U. S. District Court for the Central District (Los Angeles) of California. The settlement also included the grant of a license to utilize the Company's EDI technology to Millipore.

In March, 1996, the Company and its licensee filed a lawsuit for declaratory judgment to invalidate and hold unenforceable two patents held by Millipore Corporation relating to electrodeionization technology. The lawsuit was filed in the United States Central District Court in Los Angeles and alleged that the two patents covering Millipore's CDI products were each obtained by fraud on the U.S. Patent Office in that Millipore "misrepresented material facts to the U.S. Patent and Trademark Office which, if known, would not have resulted in their issuance [U.S. Patent No. 4,632,745, issued on December 30, 1986, and U.S. Patent No. 4,925,541, issued on May 15, 1990]. The Court had been requested to determine whether Millipore's conduct posed a reasonable apprehension on the part of the Company and its customers of threatened patent infringement. In July, 1996, Judge John Davies ruled that there was no threat of patent infringement and, accordingly, dismissed the lawsuit between the parties.

In June, 1996, the Company negotiated an arrangement with its former lawfirm to pay $25,000 over a four month period, beginning July 1, 1996, to settle over $125,000 in accounts payable for past services rendered. The Company's licensee has made all payments required under the arrangement and, as a result, the Company realized a gain of $101,289 on settlement of the debt.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

 (9)  SECURITIES LAWS

The Company has, since incorporation, raised a substantial amount of private capital, which is now represented by common stock, notes and royalty interests in the water purification unit. Some of these transactions, or portions thereof, occurred under circumstances in which they may have been subject to state and Federal securities laws requiring prior authorization, approval or review.

On February 11, 1987, the California Department of Corporations issued a Desist and Refrain Order ordering the Company and its majority stockholder to cease violating the qualification provisions of the California Corporate Securities Law of 1968, as amended. In the opinion of management and its legal counsel, the Desist and Refrain Order will not have an adverse effect on the financial position or results of operations of the Company.

Additionally, the Commissioner or Corporations of the State of California has placed the following restrictions on most of the shares of stock held by the majority shareholder:

o     Such shares will not participate in dividends other than stock dividends

o Such shares will not participate in any distribution of assets in the event of liquidation

o Such shares may not be transferred without prior written consent of the Commissioner, except for transfer pursuant to order or process of any court.

The issuance of an order lifting such conditions is at the sole discretion of the Commissioner.

(10)  INCOME TAXES

Since inception, each year, the Company incurred operating losses that are carried forward to the fiscal year ended October 31, 1996. The Tax Reform Act of 1986 limits the Company's ability to utilize net operating losses carried forward when ownership changes in excess of 50% occur. The Company's public offering, effective June 25, 1987, resulted in a 50.2% ownership change. Thus, the loss generated between 1979 and June 25, 1987 that can be used to offset the Company's taxable income will be limited to $522,000 per year. The net operating loss is carried forward for 15 years. If the net operating loss is not utilized to offset future taxable income, the loss will expire as follows:

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

                                                    Net operating loss carryforwards
                                                ---------------------------------------
                                                      Federal tax
      purposes                                  -----------------------         State
       Year                        Year           Full          Annual           tax
     generated                   expiring         loss          limit*         purposes
     ---------                   --------       -------         -------        --------
      10/81                        1996          78,000          13,885            --
      10/82                        1997          78,000          13,885            --
      10/83                        1998         269,000          47,920            --
      10/84                        1999         616,000         109,620            --
      10/85                        2000         514,000          91,507            --
      10/86                        2001         550,000          97,927            --
      6/25/87                      2002         716,000         127,472            --
                                             ----------      ----------      ----------
                               Total Loss:    2,932,000         522,000            --

     06/25/87                      2002         352,000         352,000            --
      10/88                        2003         956,000         956,000          22,000
      10/89                        2004       1,015,000       1,015,000          46,000
      10/90                        2005       1,215,000       1,215,000          19,000
      10/91                        2006       1,859,000       1,859,000       1,252,000
      10/92                        2007       1,490,000       1,490,000         735,000
      10/93                        2008           6,000           6,000           6,000
      10/94                        2009       1,435,000       1,435,000         717,000
      10/95                        2010       1,304,000       1,304,000         652,000
      10/96                        2011         657,000       1,272,000         657,000

Less Gain from Debt            Discharged:     (357,000)       (357,000)       (254,000)
                                             ----------      ----------      ----------
                               Total Loss:   12,753,000      11,049,000       3,852,000
                                             ==========      ==========      ==========


The differences between the loss carryforwards for financial reporting and income tax purposes result primarily from the capitalization of start-up costs for Federal income tax purposes, the capitalization of research and development and start-up costs for state income tax purposes, and certain limitations on the carryforward of net operating losses for California state tax purposes. The Company began shipping products in August, 1990. Therefore, capitalization of start-up costs were discontinued at that time and amortization of total capitalized costs of $7,218,000 for federal and $5,967,000 for state were amortized over 60 months beginning in August, 1990.

Additionally, in connection with the Company's conversion of debt to equity, the Company elected Section 108(e)(10) of the Internal Revenue Code, which states that for purposes of determining income from discharge of indebtedness where the debtor is legally insolvent, the indebtedness is treated as being satisfied with an amount equal to the indebtedness, and therefore, no gain is recognized for income tax purposes. However, the net operating loss carryforward to the fiscal year ending October 31, 1996 was reduced by the amount of gain not recognized for income tax purposes. The treatment is similar for California state income tax purposes.

-----------------

* Annual limit due to ownership change on June 25, 1987.

                                ELECTROPURE, INC.
                   (Formerly HOH Water Technology Corporation)

                    Notes to Financial Statements, Continued

However, an extraordinary gain is recognized for financial reporting purposes which results in a permanent difference between income for tax purposes and for financial reporting purposes.

(11)  SUBSEQUENT EVENTS (UNAUDITED)

In May, 1997, the Company and its licensee negotiated a settlement of a $3 million default judgment rendered in June, 1996 against the Company and various current and former officers and directors. The lawsuit was brought in February, 1993 by the Economic Development Bank for Puerto Rico, the preferred shareholder in the Company's Puerto Rico subsidiary, alleging fraud and misconduct which ultimately led to its dissolution and subsequent bankruptcy in November, 1993. The settlement, which is subject to final ratification by the Bank's Board of Directors on or about June 11, 1997, provides for the issuance to the Bank of 100,000 shares of the Company's Common Stock and 100,000 five-year warrants to purchase Common Stock at $1.00 per share. In addition, the Company and its licensee, EDI Components will issue a $12,000 promissory note to the Bank to cover certain costs and attorneys fees. The settlement is conditioned upon termination of the current license agreement between the Company and EDI Components and conveyance of all assets back to the Company.

In May, 1997, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock and 20,000 ten-year warrants to purchase Common Stock at $1.00 per share as a bonus to an individual who assisted in negotiated the above settlement with the Puerto Rico bank.

On June 2, 1997, Anthony Frank exercised his option to convert, at approximately $0.31 per share, the principal and interest accrued on a $500,000 loan made to EDI Component on February, 1996. The conversion resulted in the issuance of 1,717,484 shares of Common Stock, 319,202 of which were sold by Mr. Frank to Floyd Panning, President of EDI Components, at his cost of $100,000, or approximately $0.31 per share. An additional 319,202 of such shares were sold by Mr. Frank to his son, Randall Frank, under identical terms.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                INDEX TO EXHIBITS

                                                                                      PAGE
                                                                                  SEQUENTIALLY
                                                                                    NUMBERED
                                                                                  ------------
10.48.1     Amended and Restated Technology Licence Agreement with Glegg Water
            Conditioning, Inc. dated May 22, 1997.

10.51       Settlement Agreement, and Exhibits thereto, with Economic Development
            Bank for Puerto Rico dated May 16, 1997.

27          Financial Data Schedule