Form 10QSB
period 1997-01-31
ELECTROPURE INC
filed 1997-07-17
CIK 808015

           ----------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                            -------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           --------------------------

For the quarterly period                         Commission file number 0-16416
ended JANUARY 31, 1997

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

        At June 6, 1997, 3,942,290 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                        October 31,  January 31,
          Assets                                          1996          1997
          ------                                        -----------  -----------
                                                                     (Unaudited)
Current assets:

  Cash                                                    $    674     $    454

  Receivables:
    Trade accounts                                           7,278        7,278
    Due from related parties                                78,898       78,898
    Allowance for doubtful receivables                     (85,528)     (85,764)
                                                          --------     --------
                                                               648          412

  Other current assets                                      20,000       20,000

                        Total Current Assets              $ 21,322     $ 20,866
                                                          --------     --------
  Propery and equipment, at cost:
    Office equipment                                           539          539
                                                          --------     --------
                                                               539          539

    Less accumulated depreciation and amortization              49           76
                                                          --------     --------
                                                               490          463

                            Total Assets                  $ 21,812     $ 21,329
                                                          ========     ========

See accompanying notes to financial statements

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS



                                                                                   October 31,      January 31,
         Liabilities and Stockholders' Equity (Deficiency)                            1996             1997
         -------------------------------------------------                         ------------    ------------
                                                                                                    (Unaudited)
Current liabilities:
  Notes payable to stockholders                                                    $     15,734    $     16,127
  Accounts payable                                                                       30,744          30,744
  Accrued liabilities                                                                       218           3,609
  Allowance for loss on lawsuit settlements                                              23,331          23,331
                                                                                   ------------    ------------
                                Total current liabilities                                70,027          73,811

Litigation, claims, commitments and contingencies

Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1996 and 1997                                                      26,000          26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value. Authorized 20,000,000 shares; 1,811,306 shares issued and 1,771,306 shares outstanding in 1996; 2,264,806 shares issued and 2,224,806
    shares outstanding in 1997                                                           22,248          22,248
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in
    1996 and 1997                                                                           840             840
  Additional paid-in capital                                                         16,080,709      16,080,709
  Deficit accumulated in the development stage                                      (16,025,246)    (16,029,512)
  Notes receivable on common stock                                                     (152,766)       (152,766)
                                                                                   ------------    ------------
                                                                                        (74,215)        (78,482)
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity (Deficiency)                            $     21,812    $     21,329
                                                                                   ============    ============

See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                           January 31,
                                                 -----------------------------
                                                     1996               1997
                                                 -----------       -----------
License fees received                            $     4,200       $    18,800
                                                 -----------       -----------
Costs and expenses:
  General and administrative                          19,576            22,674
                                                 -----------       -----------
                                                      19,576            22,674
                                                 -----------       -----------
Loss from operations                                 (15,376)           (3,874)
                                                 -----------       -----------
Other income and (expense):
  Interest expense                                      (358)             (393)
  Miscellaneous income (expense)                        --                --
                                                 -----------       -----------
                                                        (358)             (393)
                                                 -----------       -----------
                    Net income (loss)            $   (15,734)      $    (4,267)
                                                 ===========       ===========

Net income (loss) per share of common stock      $      --         $      --
                                                 ===========       ===========

Weighted average common shares outstanding         1,608,077         1,926,868
                                                 ===========       ===========




See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)




                                               Common Stock                          Class B Common Stock
                                 ---------------------------------------     ------------------------------------
                                                        Amount                                       Amount
                                   Number          ---------------------        Number        -------------------
                                     of             Per                           of            Per
                                   shares          share         Total          shares         share      Total
                                 ------------      -----    ------------      ------------     -----    ----------
Balance at October 31, 1996         2,224,806      $ --     $   22,248            83,983       $ --      $   840

Net Loss                                 --          --           --                --           --           --
                                 ------------               ------------      ------------                -------
Balance at January 31, 1997         2,224,806                   22,248            83,983         --          840


                                                                           Deficit
                                                         Notes           accumulated             Net
                                     Additional       receivable            in the          stockholders'
                                      paid-in          on common         development           equity
                                      capital            stock              stage           (deficiency)
                                    ------------      ------------       ------------       ------------
Balance at October 31, 1996         $ 16,080,709      $   (152,766)      $(16,025,246)      $    (74,216)

Net Loss                                    --                --               (4,267)            (4,267)
                                    ------------      ------------       ------------       ------------
Balance at January 31, 1997           16,080,709          (152,766)       (16,029,512)           (78,482)


See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months ended
                                                                                             January 31,
                                                                                       -----------------------
                                                                                         1996            1997
                                                                                       --------       --------
Cash flows from operating activities:
  Net loss                                                                             $(15,734)      $ (4,267)
                                                                                       --------       --------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          --               27
    Financing costs related to issuance of warrants                                        --             --
    Financing costs related to issuance of common stock                                    --             --
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                                  1,324            236
      Decrease (increase) in other assets                                                  --             --
      Increase (decrease) in accounts payable and accrued expenses                       (2,393)         3,391
      Increase in interest payable, net                                                     358            393
                                                                                       --------       --------
                                 Total adjustments                                         (711)         4,047
                                                                                       --------       --------
                       Net cash used in operating activities                            (16,445)          (220)

Cash flows from investing activities: None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 21,886           --
                                                                                       --------       --------
                       Net cash provided by financing activities                         21,886           --
                                                                                       --------       --------
                                              Net increase (decrease) in cash             5,441           (220)

                                          Cash (overdraft) at beginning of period         3,743            674
                                                                                       --------       --------
                                             Cash (overdraft) at end of period         $  9,184       $    454
                                                                                       ========       ========



See accompanying notes to financial statements.

(1)  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the results of operations for the periods presented, except those which may be required to adjust assets and liabilities to the net realizable value should the Company not be able to continue operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1996.

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

LIQUIDITY

As of January 31, 1997, the Company had current liabilities in excess of current assets of $52,945, a deficit accumulated during the development stage of $16,029,512 and a stockholders' deficit of $78,482. The Company has never generated a positive cash flow from operations and, as a result of a severe lack of working capital, in January, 1992 was forced to suspend operations while it sought additional financing. In May, 1992, the Company entered into a Letter of Intent with EDI Components (formerly Electropure, Inc.), a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. From May, 1992, since entering into such license relationship, through October 31, 1996, the Company has funded its working capital needs from license fees paid by EDI Components totaling $451,554. During the three months ended January 31, 1997, the Company received an additional $18,800 in such license fees.

The one-for-ten reverse stock split effected by the Company on July 25, 1996, resulted in a reduction in capital stock as of such date in the amount of $170,646 for Class A common shares and $7,558 for Class B common shares and an increase of $178,203 in additional paid-in capital.

 (2)  DUE FROM RELATED PARTIES

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at January 31, 1997 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of January 31, 1997 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,351, which has been offset by an allowance for doubtful accounts.

(3) INVENTORY

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

 (4)  COMMITMENTS AND CONTINGENCIES

The original cost and accumulated depreciation of assets at January 31, 1997 are as follows.

Furniture and fixtures                              $539
Less accumulated depreciation and amortization        76
                                                    ----
                                                    $463
                                                    ====

COMMITMENTS

In June, 1992, the Company entered into a sub-lease with EDI Components for the rental of space at its current location in Laguna Hills, California. The Company paid $500 per month through July, 1995 pursuant to such sub-lease agreement, which includes the use of all utilities, equipment and facilities on the premises. Since August 1, 1995, the Company has occupied the premises on a rent-free basis pursuant to an amendment to the license agreements with EDI Components. Consequently, the Company had no sub-lease expense for the fiscal period ended January 31, 1997.

(5)  STOCKHOLDERS' DEFICIT

Between November 1, 1996 and January 31, 1997, none of the Company's securities were sold or issued, including common stock and warrants to purchase common stock.

(6)   NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

(7)  SUBSEQUENT EVENTS

In May, 1997, the Company and its licensee negotiated a settlement of a $3 million default judgment rendered in June, 1996 against the Company and various current and former officers and directors. The lawsuit was brought in February, 1993 by the Economic Development Bank for Puerto Rico, the preferred shareholder in the Company's Puerto Rico subsidiary, alleging fraud and misconduct which ultimately led to its dissolution and subsequent bankruptcy in November, 1993. The settlement, which is subject to final ratification by the Bank's Board of Directors on or about June 11, 1997, provides for the issuance to the Bank of 100,000 shares of the Company's Common Stock and 100,000 five-year warrants to purchase Common Stock at $1.00 per share. In addition, the Company and its licensee, EDI Components, will issue a $12,000 promissory note to the Bank to cover certain costs and attorneys fees. The settlement is conditioned upon termination of the current license agreement between the Company and EDI Components and conveyance of all assets back to the Company.

In May, 1997, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock and 20,000 ten-year warrants to purchase Common Stock at $1.00 per share as a bonus to an individual who assisted in negotiating the above settlement with the Puerto Rico bank.

Also, in May, 1997, the Company and its licensee entered into an agreement amending the 1994 Technology Licence Agreement with Glegg Water Conditioning. Under the amended arrangements, Glegg received a paid-up license to the EDI technology in exchange for payment to EDI Components in the sum of $125,000.

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

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

References to 1996 and 1997 are for the three months ended January 31, 1996 and 1997, respectively.

License fees received for fiscal 1997 increased by $14,600 compared to 1996. The increase is primarily due to the fact that the Company's source of revenue was limited in fiscal 1997 to license fees from EDI Components, which is obligated to pay the Company's necessary operating expenses. In fiscal 1996, the Company realized income from the exercise of options which reduced EDI Components' obligation to cover such costs in that year.

General and administrative expenses for fiscal 1997 increased by $3,098 as compared to fiscal 1996. This is due, primarily, to an increase in legal expenses for the period with regard to the settlement of the Puerto Rico judgment.

Interest expense for fiscal 1997 increased by $35 as compared to fiscal 1996, due to the annual compounding of interest accruing on notes payable.

No additional provision for loss on lawsuit settlement has been made in fiscal 1997 as the Company believes that adequate provision has been made to settle pending lawsuits.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had a working capital deficit (total current assets less total current liabilities) of $52,945, representing a decrease of $131,835 from the prior year period, primarily as a result of writing off over $127,000 in accrued liabilities in the fourth quarter of fiscal 1996. All funds have been exhausted and the Company is currently reliant upon license fees from EDI Components for its working capital requirements. The Company believes, however, that sufficient working capital is readily available from its licensee to cover the Company's current administrative-only operations for the next several months. See Part I - "Plan of Operation".

During fiscal 1996, the Company received $81,559 in license fees and realized net proceeds of $40,000 and $21,886 from the sale of common stock and from the exercise of warrants to purchase common stock, respectively. During the three months ended January 31, 1997, the Company received an additional $18,800 in license fees.

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

Once the licensed rights are reacquired, Electropure will return all assets leased to it by the Company, including all cash reserves and will dissolve its operations. The Company intends to hire Electropure's current management as well as its technical and clerical staff. The Company believes that, during the period that Electropure has been in existence, it has established a good reputation in the business community and its name has become associated with the Company's EDI product. For this reason, the Company has received approval from shareholders and, effective July 25, 1996, has changed its corporate name to Electropure, Inc. in order to capitalize on the good will which Electropure has established in the business community.

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

As disclosed in the Company's Form 10-KSB for the fiscal year ended October 31, 1996, the Company is party to three other lawsuits claiming a total of $38,889 of past due payments. The status of these matters has not materially changed from that which was previously reported and the Company and its counsel expect the Company to prevail in these lawsuits.

No assurances can be given as to the ultimate outcome of any such litigation or legal proceeding.

ITEMS 2 THROUGH 6 OMITTED AS NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 6, 1997

                                            ELECTROPURE, INC.

                                            By   /s/  CATHERINE PATTERSON
                                               --------------------------------
                                                Catherine Patterson
                                                (Secretary and Chief Financial
                                                Officer with responsibility to
                                                sign on behalf of Registrant as
                                                a duly authorized officer and
                                                principal financial officer)

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

  27         Financial Data Schedule