Form 10QSB
period 1997-04-30
ELECTROPURE INC
filed 1997-07-17
CIK 808015

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

For the quarterly period                         Commission file number 0-16416
ended APRIL 30, 1997

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

        At June 6, 1997, 3,942,290 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS




                                                        October 31,     April 30,
                       Assets                              1996           1997
------------------------------------------------------  ----------     ---------
                                                                      (Unaudited)
Current assets:

 Cash                                                     $    674      $  1,733

 Receivables:
  Trade accounts                                             7,278         7,278
  Due from related parties                                  78,898        78,898
  Allowance for doubtful receivables                       (85,528)      (85,852)
                                                          --------      --------
                                                               648          324

 Other current assets                                       20,000        20,000

                   Total Current Assets                   $ 21,322      $ 22,057
                                                          --------      --------
Property and equipment, at cost:
  Office equipment                                             539           539
                                                          --------      --------
                                                               539           539

  Less accumulated depreciation and amortization                49           103
                                                          --------      --------
                                                               490           436

                   Total Assets                           $ 21,812      $ 22,493
                                                          ========      ========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                                       October 31,        April 30,
    Liabilities and Stockholders' Equity (Deficiency)                     1996               1997
    -------------------------------------------------                 ------------       ------------
                                                                                          (Unaudited)
Current liabilities:
  Notes payable to stockholders                                       $     15,734       $     16,521
  Accounts payable                                                          30,744             30,744
  Accrued liabilities                                                          218              3,553
  Allowance for loss on lawsuit settlements                                 23,331             23,331
                                                                      ------------       ------------
                 Total current liabilities                                  70,027             74,149

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1996 and 1997                                         26,000             26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value.  Authorized 20,000,000 shares;  1,811,306 shares issued and 1,771,306 shares
    outstanding in 1996;  2,264,806 shares issed and 2,224,806
    shares outstanding in 1997                                              22,248             22,248
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in
    1996 and 1997                                                              840                840
  Additional paid-in capital                                            16,080,709         16,080,709
  Deficit accumulated in the development stage                         (16,025,246)       (16,028,686)
  Notes receivable on common stock                                        (152,766)          (152,766)
                                                                      ------------       ------------
                                                                           (74,215)           (77,656)

                                                                      ------------       ------------
Total Liabilities and Stockholders' Equity (Deficiency)               $     21,812       $     22,493
                                                                      ============       ============

See accompanying notes to financial statements.

                               ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three months ended                 Six months ended
                                                                     April 30,                         April 30,
                                                          ----------------------------       ----------------------------
                                                              1996             1997              1996              1997
                                                          -----------       ----------       ------------       ---------
License fees received                                     $     5,500       $   19,837       $      9,700       $  38,637
                                                          -----------       ----------       ------------       ---------

Costs and expenses:
  General and administrative                                   71,673           18,617             91,249          41,291
                                                          -----------       ----------       ------------       ---------
                                                               71,673           18,617             91,249          41,291
                                                          -----------       ----------       ------------       ---------
Loss from operations                                          (66,173)           1,220            (81,549)         (2,654)
                                                          -----------       ----------       ------------       ---------
Other income and (expense):
  Interest expense                                               (358)            (394)              (716)           (787)
  Financing costs                                             (76,287)            --              (76,287)           --
                                                          -----------       ----------       ------------       ---------
                                                              (76,645)            (394)           (77,003)           (787)
                                                          -----------       ----------       ------------       ---------
            Net income (loss)                               $(142,818)      $      826       $   (158,552)      $  (3,441)
                                                          ===========       ==========       ============       =========

Net income (loss) per share of common stock               $     (0.01)      $     --         $      (0.01)      $    --
                                                          ===========       ==========       ============       =========

Weighted average common shares outstanding                 16,332,863        1,926,868         16,332,863       1,926,868
                                                          ===========       ==========       ============       =========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)




                                                Common Stock                               Class  B Common Stock
                                 -----------------------------------------         -----------------------------------
                                                            Amount                                        Amount
                                   Number          -----------------------         Number         --------------------
                                     of              Per                             of            Per
                                   shares           share          Total           shares         share          Total
                                 ---------         ------         --------         ------         -----          -----
Balance at October 31, 1996      2,224,806         $   --         $ 22,248         83,983         $   -          $ 840
Net Loss                             --              --              --              --            --             --
                                 ---------         ------         --------         ------         -----          -----
Balance at April 30, 1997        2,224,806                          22,248         83,983           --             840


                                                                    Deficit
                                                       Notes       accumulated        Net
                                      Additional     receivable       in the      stockholders'
                                      paid-in       on common     development       equity
                                      capital         stock          stage       (deficiency)
                                    ------------    ----------    ------------    ----------
Balance at October 31, 1996         $ 16,080,709    $ (152,766)   $(16,025,246)   $  (74,215)

Net Loss                                --              --              (3,441)       (3,441)
                                    ------------    ----------    ------------    ----------
Balance at April 30, 1997             16,080,709      (152,766)    (16,028,686)      (77,656)

See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Six months ended
                                                                            April 30,
                                                                     ----------------------
                                                                        1996         1997
                                                                     ----------------------
Cash flows from operating activities:
  Net loss                                                           $(158,552)      (3,441)
                                                                     ---------    ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                         --             54
    Financing costs related to issuance of warrants                       --           --
    Financing costs related to issuance of common stock                 76,287         --
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                 1,500          324
      Decrease (increase) in other assets                                 --           --
      Increase (decrease) in accounts payable and accrued expenses      (1,305)       3,335
      Increase in interest payable, net                                    716          787
                                                                     ---------    ---------
                                 Total adjustments                      77,198        4,500
                                                                     ---------    ---------
                       Net cash used in operating activities           (81,354)       1,059

Cash flows from investing activities: None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                85,886         --
                                                                     ---------    ---------
                     Net cash provided by financing activities          85,886         --
                                                                     ---------    ---------
                          Net increase (decrease) in cash                4,532        1,059

                      Cash (overdraft) at beginning of period            3,743          674
                                                                     ---------    ---------
                         Cash (overdraft) at end of period           $   8,275        1,733
                                                                     =========    =========





See accompanying notes to financial statements.

--------------------------------------------------------------------------------
(1)  INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

---------
LIQUIDITY
---------

As of April 30, 1997, the Company had current liabilities in excess of current assets of $52,092, a deficit accumulated during the development stage of $16,028,686 and a stockholders' deficit of $77,656. The Company has never generated a positive cash flow from operations and, as a result of a severe lack of working capital, in January, 1992 was forced to suspend operations while it sought additional financing. In May, 1992, the Company entered into a Letter of Intent with EDI Components (formerly Electropure, Inc.), a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. From May, 1992, since entering into such license relationship, through October 31, 1996, the Company has funded its working capital needs from license fees paid by EDI Components totaling $451,554. During the six months ended April 30, 1997, the Company received an additional $38,637 in such license fees.

The one-for-ten reverse stock split effected by the Company on July 25, 1996, resulted in a reduction in capital stock as of such date in the amount of $170,646 for Class A common shares and $7,558 for Class B common shares and an increase of $178,203 in additional paid-in capital.

--------------------------------------------------------------------------------
(2)  DUE FROM RELATED PARTIES
--------------------------------------------------------------------------------

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at April 30, 1997 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of April 30, 1997 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,439, which has been offset by an allowance for doubtful accounts.

--------------------------------------------------------------------------------
(3)  INVENTORY
--------------------------------------------------------------------------------

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

(4)  COMMITMENTS AND CONTINGENCIES

The original cost and accumulated depreciation of assets at April 30, 1997 are as follows.

         Furniture and fixtures                                   $539
         Less accumulated depreciation and amortization            103
                                                                  ----
                                                                  $436
                                                                  ====

-----------
COMMITMENTS
-----------

In June, 1992, the Company entered into a sub-lease with EDI Components for the rental of space at its current location in Laguna Hills, California. The Company paid $500 per month through July, 1995 pursuant to such sub-lease agreement, which includes the use of all utilities, equipment and facilities on the premises. Since August 1, 1995, the Company has occupied the premises on a rent-free basis pursuant to an amendment to the license agreements with EDI Components. Consequently, the Company had no sub-lease expense for the fiscal period ended April 30, 1997.

--------------------------------------------------------------------------------
(5)  STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

Between November 1, 1996 and April 30, 1997, none of the Company's securities were sold or issued, including common stock and warrants to purchase common stock.

--------------------------------------------------------------------------------
(6)  NET LOSS PER SHARE OF COMMON STOCK
--------------------------------------------------------------------------------

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

--------------------------------------------------------------------------------
(7)  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

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

On June 2, 1997, Anthony Frank exercised his option to convert, at approximately $0.31 per share, the principal and interest accrued on a $500,000 loan made to EDI Component on February, 1996. The conversion resulted in the issuance of 1,717,484 shares of Common Stock, 319,202 of which are to be sold by Mr. Frank to Floyd Panning, President of EDI Components, at his cost of $100,000, or approximately $0.31 per share. An additional 319,202 of such shares were sold by Mr. Frank to his son, Randall Frank, under identical terms.

                                     PART I

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------


---------------------
RESULTS OF OPERATIONS
---------------------

References to 1996 and 1997 are for the six months ended April 30, 1996 and 1997, respectively.

License fees received for fiscal 1997 increased by $28,937 compared to 1996. The increase is primarily due to the fact that the Company's source of revenue was limited in fiscal 1997 to license fees from EDI Components, which is obligated to pay the Company's necessary operating expenses. In fiscal 1996, the Company realized income from the exercise of options which reduced EDI Components' obligation to cover such costs in that year.

General and administrative expenses for fiscal 1997 decreased by $49,958 as compared to fiscal 1996. This is due, primarily, to a decrease in fees for outside services and accounting expense for the current period.

Interest expense for fiscal 1997 increased by $71 as compared to fiscal 1996, due to the annual compounding of interest accruing on notes payable.

Financing costs for fiscal 1996 was 76,287 as compared to no expense for 1997, reflecting the lack of financing activity for the period resulting from the conversion of debt to equity.

No additional provision for loss on lawsuit settlement has been made in fiscal 1997 as the Company believes that adequate provision has been made to settle pending lawsuits.

-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 1997, the Company had a working capital deficit (total current assets less total current liabilities) of $52,092, representing a decrease of $135,218 from the prior year period, primarily as a result of writing off over $127,000 in accrued liabilities in the fourth quarter of fiscal 1996. All funds have been exhausted and the Company is currently reliant upon license fees from EDI Components for its working capital requirements. The Company believes, however, that sufficient working capital is readily available from its licensee to cover the Company's current administrative-only operations for the next several months. See Part I - "Plan of Operation".

During fiscal 1996, the Company received $81,559 in license fees and realized net proceeds of $40,000 and $21,886 from the sale of common stock and from the exercise of warrants to purchase common stock, respectively. During the six months ended April 30, 1997, the Company received an additional $38,637 in license fees.

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

-----------------
PLAN OF OPERATION
-----------------

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
ITEMS 2 THROUGH 6 OMITTED AS NOT APPLICABLE.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 6, 1997

                                     ELECTROPURE, INC.


                                     By   /s/  CATHERINE PATTERSON
                                       --------------------------------------
                                       Catherine Patterson
                                       (Secretary and Chief Financial
                                       Officer with responsibility to
                                       sign on behalf of Registrant as
                                       a duly authorized officer and
                                       principal financial officer)

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