Form 10KSB/A
period 1996-10-31
ELECTROPURE INC
filed 1997-08-07
CIK 808015

           ----------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                            -------------------------

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

            ---------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned thereunto.

Dated:  July 29, 1997
                                        ELECTROPURE, INC.


                                        BY  /S/  CATHERINE PATTERSON
                                           ------------------------------------
                                                 CATHERINE PATTERSON
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURES



/S/  RANDOLPH S. HEIDMANN                Director                 July 29, 1997
-----------------------------------
RANDOLPH S. HEIDMANN



/S/  WILLIAM H. LEE                      Director                 July 29, 1997
-----------------------------------
WILLIAM H. LEE



/S/  RONALD J. O'HARE                    Director                 July 29, 1997
-----------------------------------
RONALD J. O'HARE


                                       Chief Financial
                                       Officer (Principal          July 29, 1997
/S/  CATHERINE PATTERSON                Financial and
-----------------------------------    Accounting Officer)
CATHERINE PATTERSON

                               ELECTROPURE, INC.
                  (Formerly HOH Water Technology Corporation)

                            STATEMENTS OF OPERATIONS


                                                  Year ended October 31,
                                                --------------------------
                                                   1995           1996
                                                -----------    -----------

License fees received                           $    72,550    $    81,559
                                                -----------    -----------
Costs and expenses:
     General and administrative                      91,610        140,202
                                                -----------    -----------
                                                     91,610        140,202
                                                -----------    -----------
Loss from operations                                (19,060)       (58,643)
                                                -----------    -----------
Other income and (expense):
     Interest expense                                (1,300)       (12,155)
     Interest income                                                   239
     Financing costs                                (41,070)      (332,912)
     Patent litigation rights                       (74,375)          -
     Miscellaneous income (expense)                    (800)          (800)
                                                -----------    -----------
                                                   (117,545)      (345,628)
                                                -----------    -----------
     Loss before extraordinary item                (136,605)      (404,271)

Extraordinary item:
     Gain on liabilities written off                244,286        113,188
                                                -----------    -----------
             Net income (loss)                  $   107,681    $  (291,082)
                                                ===========    ===========
Net income (loss) per share of common stock
     Before extraordinary item                        (0.01)         (0.21)
     Extraordinary item:
        Gain on liabilities written off                0.02           0.06
                                                -----------    -----------
                                                $      0.01    $     (0.15)
                                                ===========    ===========
Weighted average common shares outstanding       $16,070,213    $ 1,926,868
                                                ===========    ===========



See accompanying notes to financial statements.