Form 10QSB
period 1997-07-31
ELECTROPURE INC
filed 1997-09-11
CIK 808015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                            -------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           --------------------------

For the quarterly period                         Commission file number 0-16416
ended JULY 31, 1997

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

        At September 10, 1997, 4,999,853 shares of the Registrant's stock were outstanding.


================================================================================

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                         October 31,  July 31,
                                                            ------     ------
  Assets                                                     1996       1997
  ------                                                    ------     ------
                                                                     (Unaudited)
Current assets:

Cash                                                      $    674   $  2,166

Receivables:
  Trade accounts                                             7,278      7,278
  Due from related parties                                  78,898     78,898
  Allowance for doubtful receivables                       (85,528)   (85,705)
                                                          --------   ---------
                                                               648        471

Other current assets                                        20,000     20,000

                                Total Current Assets      $ 21,322   $ 22,637
                                                          --------   --------

Propery and equipment, at cost:
  Office equipment                                             539        539
                                                          --------   --------
                                                               539        539

  Less accumulated depreciation and amortization                49        130
                                                          --------   --------
                                                               490        409

                                    Total Assets          $ 21,812   $ 23,046
                                                          ========   ========

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                 BALANCE SHEETS


                                                                                             October 31,        July 31,
                                                                                             -----------        --------
      Liabilities and Stockholders' Equity (Deficiency)                                         1996              1997
      ------------------------------------------------                                                        (Unaudited)
Current liabilities:
  Notes payable to stockholders                                                               $   15,734        $   29,098
  Accounts payable                                                                                30,744            30,744
  Accrued liabilities                                                                                218             3,480
  Allowance for loss on lawsuit settlements                                                       23,331            23,331
                                                                                              ----------        ----------
                                                               Total current liabilities          70,027            86,653

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1996 and 1997                                                               26,000            26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value. Authorized 20,000,000 shares; 1,797,910 shares issued and 1,757,910 shares outstanding in 1996; 4,102,290 shares
    issued and 4,062,290 shares outstanding in 1997                                               22,248            40,623
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in
    1996 and 1997                                                                                    840               840
  Additional paid-in capital                                                                  16,080,709        16,720,389
  Deficit accumulated in the development stage                                               (16,025,246)      (16,698,692)
  Notes receivable on common stock                                                              (152,766)         (152,766)
                                                                                              ----------       -----------
                                                                                                 (74,215)          (89,607)

                                                                                              ----------        ----------
Total Liabilities and Stockholders' Equity (Deficiency)                                       $   21,812        $   23,046
                                                                                              ==========        ==========

                           ELECTROPURE, INC.
             (Formerly, HOH Water Technology Corporation)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                          Three months ended                   Nine months ended
                                                               July 31,                             July 31,
                                                    -----------------------------         -----------------------------
                                                       1996              1997                1996               1997
                                                    ----------         ----------         ----------        -----------
License fees received                               $    5,500         $   27,700         $   29,969         $   66,337
                                                    ----------         ----------         ----------         ----------

Costs and expenses:
  General and administrative                            71,673             47,074            119,127             88,365
                                                    ----------         ----------         ----------         ----------
                                                        71,673             47,074            119,127             88,365
                                                    ----------         ----------         ----------         ----------
Loss from operations                                   (66,173)           (19,374)           (89,158)           (22,028)
                                                    ----------         ----------         ----------         ----------
Other income and (expense):
  Interest expense                                        (358)              (577)            (1,074)            (1,364)
  Litigation settlement costs                                -           (112,000)                 -           (112,000)
  Financing costs                                      (76,287)          (538,055)           (76,287)          (538,055)
                                                    ----------         ----------         ----------         ----------
                                                       (76,645)          (650,632)           (77,361)          (651,419)
                                                    ----------         ----------         ----------         ----------
                           Net income (loss)        $ (142,818)        $ (670,006)        $ (166,519)        $ (673,447)
                                                    ==========         ==========         ==========         ==========

Net income (loss) per share of common stock         $    (0.09)        $    (0.30)        $    (0.10)             (0.30)
                                                    ==========         ==========         ==========         ==========

Weighted average common shares outstanding           1,667,110          2,219,283          1,667,110          2,219,283
                                                    ==========         ==========         ==========         ==========


See accompanying notes to financial statements.

                                 ELECTROPURE, INC.
                   (Formerly, HOH Water Technology Corporation)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    (Unaudited)


                                                 Common Stock                               Class B Common Stock
                                    ----------------------------------------        -----------------------------------

                                                               Amount                                    Amount
                                     Number          -----------------------        Number        ---------------------
                                       of               Per                           of             Per
                                     shares            share          Total         shares          share           Total
                                    ---------        ---------        ------        ------        ---------      ----------

Balance at October 31, 1996         2,224,806         $      -       $22,248       $83,983        $       -         $   840

Issuance of common stock for
  conversion of debt                1,717,484             0.31        17,175             -                -               -

Issuance of common stock for
  litigation settlement               100,000             1.00         1,000             -                -               -

Issuance of common stock for
  services rendered                    20,000             1.00           200             -                -               -

Net Loss                                    -                -             -             -                -               -
                                    ---------        ---------        ------        ------        ---------        --------
Balance at July 31, 1997            4,062,290                         40,623        83,983                -             840


                                                                             Deficit
                                                           Notes            accumulated          Net
                                    Additional           receivable           in the          stockholders'
                                     paid-in             on common          development          equity
                                      capital              stock               stage          (deficiency)
                                    -----------         -----------         -----------         --------

Balance at October 31, 1996         $16,080,709           $(152,766)       $(16,025,246)        $(74,215)

Issuance of common stock for
  conversion of debt                    520,880                   -                   -          538,055

Issuance of common stock for
  litigation settlement                  99,000                   -                   -          100,000

Issuance of common stock for
  services rendered                      19,800                   -                   -           20,000

Net Loss                                      -                   -            (673,447)        (673,447)
                                    -----------         -----------         -----------         --------
Balance at July 31, 1997             16,720,389            (152,766)        (16,698,692)         (89,607)


See accompanying notes to financial statements.

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Nine months ended
                                                                                                    July 31,
                                                                                          ---------------------------
                                                                                            1996              1997
                                                                                          ---------         ---------
Cash flows from operating activities:
  Net loss                                                                                $(166,519)        $(673,447)
                                                                                          ---------         ---------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                22                81
    Financing costs related to issuance of warrants                                               -                 -
    Financing costs related to issuance of common stock                                      76,287           658,055
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                                      2,100               177
      Decrease (increase) in other assets                                                      (539)                -
      Increase in notes payable                                                                   -            12,000
      Increase (decrease) in accounts payable and accrued expenses                           (1,087)            3,262
      Increase in interest payable, net                                                       1,074             1,364
                                                                                          ---------         ---------
                                                     Total adjustments                       77,857           674,939
                                                                                          ---------         ---------
                                           Net cash used in operating activities            (88,662)            1,492

Cash flows from investing activities:   None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                     85,886                 -
                                                                                          ---------         ---------
                                         Net cash provided by financing activities           85,886                 -
                                                                                          ---------         ---------
                                              Net increase (decrease) in cash                (2,776)            1,492

                                          Cash (overdraft) at beginning of period             3,743               674
                                                                                          ---------         ---------
                                             Cash (overdraft) at end of period            $     967         $   2,166
                                                                                          =========         =========

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

LIQUIDITY

As of July 31, 1997, the Company had current liabilities in excess of current assets of $64,016, a deficit accumulated during the development stage of $16,698,692 and a stockholders' deficit of $89,607. The Company has never generated a positive cash flow from operations and, as a result of a severe lack of working capital, in January, 1992 was forced to suspend operations while it sought additional financing. In May, 1992, the Company entered into a Letter of Intent with EDI Components (formerly Electropure, Inc.), a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. From May, 1992, since entering into such license relationship, through October 31, 1996, the Company has funded its working capital needs from license fees paid by EDI Components totaling $451,554. During the nine months ended July 31, 1997, the Company received an additional $66,337 in such license fees.

The one-for-ten reverse stock split effected by the Company on July 25, 1996, resulted in a reduction in capital stock as of such date in the amount of $170,646 for Class A common shares and $7,558 for Class B common shares and an increase of $178,203 in additional paid-in capital.

(2)  DUE FROM RELATED PARTIES

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at July 31, 1997 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of July 31, 1997 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,292, which has been offset by an allowance for doubtful accounts.

(3) INVENTORY

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for water purification systems. As of October 31, 1994, the Company had sold all of its inventory.

(4) COMMITMENTS AND CONTINGENCIES

The original cost and accumulated depreciation of assets at July 31, 1997 are as follows.

       Furniture and fixtures                                          $539
       Less accumulated depreciation and amortization                   130
                                                                       ----
                                                                       $409
                                                                       ----



COMMITMENTS

In June, 1992, the Company entered into a sub-lease with EDI Components for the rental of space at its current location in Laguna Hills, California. The Company paid $500 per month through July, 1995 pursuant to such sub-lease agreement, which includes the use of all utilities, equipment and facilities on the premises. Since August 1, 1995, the Company has occupied the premises on a rent-free basis pursuant to an amendment to the license agreements with EDI Components. Consequently, the Company had no sub-lease expense for the fiscal period ended July 31, 1997.

(5)  STOCKHOLDERS' DEFICIT

In May, 1997, the Company and its licensee negotiated a settlement of a $3 million default judgment rendered in June, 1996 against the Company and various current and former officers and directors. The lawsuit was brought in February, 1993 by the Economic Development Bank for Puerto Rico, the preferred shareholder in the Company's Puerto Rico subsidiary, alleging fraud and misconduct which ultimately led to its dissolution and subsequent bankruptcy in November, 1993. The settlement, which was ratified by the Bank's Board of Directors on or about June 16, 1997, provided for the issuance to the Bank of 100,000 shares of the Company's Common Stock and 100,000 five-year warrants to purchase Common Stock at $1.00 per share. In addition, the Company and its licensee, EDI Components, have issued a $12,000 promissory note to the Bank, bearing 8% annual interest, to cover certain costs and attorneys fees. The settlement was conditioned upon termination of the July, 1992 license agreement between the Company and EDI Components and conveyance of all assets back to the Company. See Note (7) - "Subsequent Events."

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

(7)  SUBSEQUENT EVENTS

LICENSE TERMINATION AGREEMENT

Effective August 5, 1997, the Company entered into a License Termination Agreement with its licensee, EDI Components ("EDI"), to terminate the July, 1992 agreements granting EDI a security interest in and exclusive manufacturing and marketing rights to the Company's patented water purification technology. Pursuant to the agreement, 362,500 shares of the Company's Common Stock, valued at $2.00 per share, were issued to the investors of EDI in amounts commensurate with their capital investment in such entity. The Company has agreed to issue Additional Shares upon the Common Stock of the Company first having a per share market value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share (each a "Trigger Value"). The aggregate value of such Additional Shares shall equal $675,006, $675,012 and $674,982, respectively, for a total additional value of $2,025,000. If all of the Additional Shares are issued pursuant to the License Termination Agreement, the investors of EDI will have received a total of 878,979 shares of the Company's Common Stock, with an aggregate value equal to $2,750,000.

The License Termination Agreement also provided for an extension, until October 1, 1997, on the term within which 95,400 warrants to purchase common stock may be exercised. Such warrants, excercisable at $0.50 per share, had been previously granted to various EDI investors pursuant to the July, 1992 license agreements and were to expire upon termination of such license. As of September 6, 1997, 40,000 of such warrants have been exercised by Floyd Panning, president of EDI. Mr. Panning exercised such warrants, along with an additional 10,000 warrants granted to him in February, 1993 as a bonus for services rendered. Mr. Panning issued a full resource promissory note for the $25,000 purchase price, secured by the shares, payable once the Company has reimbursed him for wages he deferred while employed by EDI. See "Employment Agreement" below.

The Company agreed to assume all liability for payment of the principal and interest on $210,000 in loans made to EDI between November, 1993 and April, 1997. As of September 8, 1997, the Company has negotiated with two of the lenders to convert $175,000 in principal loans, plus $10,278 in accrued interest, for 494,075 shares of common stock at $0.375 per share. The Company sold an additional 30,983 shares of common stock, at $0.375 per share, to two individuals for net proceeds of $11,620 which will be utilized to satisfy the principal and interest accrued on an additional $10,000 of such loans.


EMPLOYMENT AGREEMENT

On August 14, 1997, the Company entered into a five-year Employment Agreement (effective August 5, 1997) with Floyd Panning engaging him as the Company's President and Chief Executive Officer. Mr. Panning has the unilateral option to extend such employment for a period of two (2) years. The Agreement provides Mr. Panning with five weeks' vacation, the use of a company car and cellular telephone and participation in any benefit programs offered by the Company (none at this time). Pursuant to the terms of the Employment Agreement, Mr. Panning was granted 125,000 warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 annually commencing with the date of the agreement. The Employment Agreement also provides for the following:

(a) A base monthly salary of $6,500 increasing to $8,000 per month once the Company has realized a minimum of $1 million in financing. Each year thereafter, the base salary shall automatically increase by an amount equal to five (5%) percent.

(b) Upon realizing the above minimum financing, the Company has agreed to reimburse Mr. Panning for certain wages deferred while he was employed at EDI Components (a total of $63,700 was deferred). A $25,000 promissory note issued by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase Common Stock at $0.50 per share, will be satisfied (including accrued interest) with such deferred wages, net of normal federal, state and local income and payroll taxes. Mr. Panning agreed to waive any remaining balance of deferred wages after payment of such promissory note.

(c) Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Company's Board of Directors during the term of his employment. In the meantime, Mr. Panning has been named to the Company's Board of Directors.

(d) Mr. Panning may, without cause, terminate his employment and retain the right to the following percentage of his base monthly salary:

                 YEAR OF                           PERCENT
               TERMINATION                        OF SALARY
               -----------                        ---------
                    1                                60%
                    2                                70%
                    3                                80%
                    4                                90%
                    5                               100%
                    6                                0%
                    7                                0%


(e) Any termination of employment by the Company shall immediately vest all 125,000 warrants granted to Mr. Panning under the employment agreement. In addition, termination by the Company of Mr. Panning's employment without cause, shall automatically accelerate the issuance of Additional Shares due EDI's investors under the License Termination Agreement at the then fair market value; provided, however, Mr. Panning's successor has not been approved by simple majority vote of such EDI investors (excluding Mr. Panning).

BOARD OF DIRECTORS

On August 5, 1997, Mr. William Farnam was named to the Company's Board of Directors. Mr. Farnam served for 20 years as Public Works Director and City Engineer for the City of Inglewood, California and went on to become the Assistant City Manager there before he retired. Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

Mr. Ronald O'Hare, who had served on the Company's Board of Directors since May, 1987, resigned as a Director on August 14, 1997. Mr. O'Hare has been employed by the Company has Manager of Engineering and Production Design.

Effective August 5, 1997, Mr. Floyd Panning joined the Company's Board of Directors.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

References to 1996 and 1997 are for the nine months ended July 31, 1996 and 1997, respectively.

License fees received for fiscal 1997 increased by $36,368 compared to 1996. The increase is primarily due to the fact that the Company's source of revenue was limited in fiscal 1997 to license fees from EDI Components, which is obligated to pay the Company's necessary operating expenses. In fiscal 1996, the Company realized income from the exercise of options which reduced EDI Components' obligation to cover such costs in that year.

General and administrative expenses for fiscal 1997 decreased by $30,762 as compared to fiscal 1996. This is due, primarily, to a decrease in fees for outside services and accounting expense for the current period.

Interest expense for fiscal 1997 increased by $290 as compared to fiscal 1996, due to the annual compounding of interest accruing on notes payable as well as the addition of the $12,000 note issued as part of the Puerto Rico litigation settlement.

Litigation settlement costs for fiscal 1997 were $112,000 as compared to no expense for 1996, comprised of the $12,000 principal note payable issued to the Puerto Rico Bank and the cost of 100,000 common shares issued to the Bank in settlement.

Financing costs for fiscal 1997 increased by $461,768, reflecting the expense incurred by the Company on the exchange of a $500,000 principal loan, plus accrued interest, into common shares.

No additional provision for loss on lawsuit settlement has been made in fiscal 1997 as the Company believes that adequate provision has been made to settle pending lawsuits.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had a working capital deficit (total current assets less total current liabilities) of $64,016, representing a decrease of $131,779 from the prior year period, primarily as a result of writing off over $127,000 in accrued liabilities in the fourth quarter of fiscal 1996.

All of the Company's funds have been exhausted and in August, 1997, the Company began a private placement offering of up to 20 Units, each Unit consisting of 25,000 shares of Common Stock and 12,500 three-year redeemable warrants to purchase common stock at $2.00 per share. The purchase price of each Unit is $25,000 and the Company has received a commitment from one corporate investor for four Units, for a total purchase price of $100,000. The Company believes that such funds will be sufficient to cover its current working capital requirements for the next several months. See Part I - "Plan of Operation".

During fiscal 1996, the Company received $81,559 in license fees and realized net proceeds of $40,000 and $21,886 from the sale of common stock and from the exercise of warrants to purchase common stock, respectively. During the nine months ended July 31, 1997, the Company received an additional $66,337 in license fees.

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

PLAN OF OPERATION

The Company is currently conducting a private placement offering of securities to secure up to $500,000 in working capital as a "bridge" to an intended secondary public offering within the next 6 - 12 months. One corporate investor has committed to subscribe for $100,000 of such private placement securities and the Company anticipates that the balance of such offering will be sold within the next thirty days. Currently, the Company has orders for several of its patented electrodeionization ("EDI") water treatment modules from which it expects to realize approximately $20,000 in net revenues.

With the above private placement offering, and with additional working capital expected from the sale of the Company's EDI products, the Company believes that it will have adequate sources of working capital through approximately March, 1998, although it may need additional working capital prior to said date, particularly if the Company is not successful in selling additional private placement subscriptions.

Upon receipt of sufficient working capital, the Company intend to initiate operations with a view toward implementing an expanded production and marketing program. However, no assurances can be given that production and sales will begin in significant quantities since such sales may be dependent on obtaining additional working capital through the sale of common stock or other securities.

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

Dated:  September 10, 1997

                                            ELECTROPURE, INC.

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

                                ELECTROPURE, INC.
                  (Formerly, HOH Water Technology Corporation)

                                INDEX TO EXHIBITS


                                                                              PAGE
                                                                          SEQUENTIALLY
                                                                            NUMBERED
                                                                          ------------

10.47.8     Licence Termination Agreement with EDI Components effective
            August 5, 1997.

10.47.9     Employment Agreement with Floyd Panning effective August 5,
            1997.

27          Financial Data Schedule