Form 10KSB
period 1997-10-31
ELECTROPURE INC
filed 1998-02-11
CIK 808015

               ---------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                     --------------------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

For the fiscal year ended                      Commission file number 0-16416
OCTOBER 31, 1997

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

Indicate by check mark whether any director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Registrant failed to file any reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year. Yes [ ] No [ X ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 30, 1998 was $5,310,694

At January 30, 1998, 8,000,479 shares of the Registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

            ---------------------------------------------------------

                                     PART I

-------------------------------------------------------------------------------
ITEM 1.   BUSINESS
-------------------------------------------------------------------------------

                                ---------------
                                    BUSINESS
                                ---------------

Electropure, Inc. ("Electropure" or the "Company") manufactures and markets the "EDI" series of patented electrodeionization water treatment devices for commercial and industrial high purity water applications. The Company's EDI product is marketed to original equipment manufacturers ("OEM's) as a specialized component for water treatment systems designed to provide ultrapure water to market segments whose major customers include, but are not limited to, semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies.

The Company's current EDI design is able to desalt pre-treated (water filtered and softened generally by reverse osmosis) tap water to a purity level exceeding one megohm-cm (roughly less than 0.5 parts per million ("ppm") of total dissolved solids ("TDS")) at a rate of 3 to 6 gallons per minute on demand. Modularized designs (connecting additional modules in parallel formations) increase a system's capacity exponentially to service installations requiring up to hundreds of gallons per minute. In addition to its cost-effective operation, a major environmental and competitive benefit of the EDI technology is that it does not require the addition of salts or other chemicals for regeneration. Most other competitive processes require the addition of these elements.

The Company recently acquired an exclusive license to certain patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition will provide the basis for Electropure's proposed development of near "real-time" drinking water monitoring systems primarily for municipal applications. This technology and the EDI technology are not intended to be integrated into one product. See "Item 1 - BUSINESS - License Agreements - Wyatt Technology Corporation" and "BUSINESS - Laser Monitoring Division."

------------------
LICENSE AGREEMENTS
------------------

        EDI COMPONENTS
        --------------

Effective August 5, 1997, the Company entered into a License Termination Agreement with EDI Components ("EDI Components") terminating the July, 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to the Company's patented water purification technology. Pursuant to the termination agreement, 362,500 shares of the Company's Common Stock, with an agreed value by the parties of $2.00 per share, were issued to the investors of EDI Components in amounts commensurate with their capital investment in such entity. The Company has agreed to issue Additional Shares upon the Common Stock of the Company first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share (each a "Trigger Value"). The aggregate value of such Additional Shares shall equal $675,006, $675,012 and $674,982, respectively, for a total additional value of $2,025,000. If all of the Additional Shares are issued pursuant to the License Termination Agreement, the investors of EDI Components will have received a total of 787,979 shares of the Company's Common Stock, with an aggregate value equal to $2,750,000. The fair market value(1) of the Company's restricted Common Stock was $0.375 per share on August 14, 1997, the date on which the 362,500 shares were issued to the investors of EDI Components. Consequently, as a result of such issuance, the Company has reflected a finance charge in the sum of $135,938 on its financial statements for the fiscal year ended October 31, 1997.

In connection with the License Termination Agreement, the Company issued an additional 566,409 shares of Common Stock, at $0.375 per share, upon conversion of $200,000 in indebtedness, plus $12,404 in related interest, on notes payable assumed by the Company from EDI Components. An additional $10,000 principal loan, plus $1,620 in accrued interest, was assumed by the Company and was paid in September, 1997 with the proceeds realized from the sale of an additional 30,983 shares of Common Stock at $0.375 per share.

The License Termination Agreement provided for an extension, until October 1, 1997, on 95,400 warrants to purchase common stock granted to various investors of EDI Components pursuant to the July, 1992 license agreement. As of October 1, 1997, all of such warrants were exercised at $0.50 per share, including 44,000 warrants which had been assigned to William Farnam, a Director of the Company, and 40,000 warrants held by Floyd Panning, president of EDI. Mr. Panning also exercised 10,000 warrants to purchase common stock previously issued to him in February, 1993 at $0.50 per share as a bonus for services rendered. See Item 10
- EXECUTIVE COMPENSATION - Employment Agreement."

        WYATT TECHNOLOGY CORPORATION
        ----------------------------

On October 25, 1997, the Company issued 2,100,000 shares of its Common Stock to Wyatt Technology Corporation ("Wyatt") as consideration for the transfer by Wyatt of an exclusive worldwide license to certain intellectual property related to drinking water monitoring technology. The agreement encompasses exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of toxicants (mutagens, carcinogens, and metabolic toxins) in fluid. The Company has agreed to register 630,000 of the shares issued to Wyatt to the end that a sufficient number of shares may be sold by Wyatt to pay federal and state income taxes on the transaction. Any shares not required to be sold for this purpose will remain restricted and must be held by Wyatt for a period of two years from the transaction date.

-----------------------

1 The Company has consistently determined the Fair Market Value of its publicly-traded common stock as the mean of the bid and ask prices of such common stock on the date of issuance. In the case of restricted common stock issued by the Company, unless otherwise noted, the Company applies a 25% discount to such Fair Market Value. On August 14, 1997, the bid and ask prices of the Company's common stock were $0.3125 and $0.6875, respectively.

The value of the 2,100,000 shares issued to Wyatt are reflected in the Company's financial statements for the fiscal year ended October 31, 1997 as a $447,146 increase in acquired technology, less $1,470 in amortization, which will be amortized over a five-year period the remaining life of the primary patent covering the technology. The valuation, which was established through an independent appraisal, utilized a weighted average calculation using the last trade prior to and subsequent to the transaction date (October 25, 1997, a Saturday), resulting in a $1.175 value per share . A 28% discount to such value was then applied to 115,000 of the shares - the estimated number of shares which must be sold by Wyatt to pay income taxes on the transaction. An 85% discount was applied to the balance of the shares issued (1,985,000), which must be held for two years from the date of the transaction. In summary, the appraisal concluded that the 115,000 and 1,985,000 shares were worth $97,290 and $349,856, respectively, for a total value of $447,146.

Pursuant to the transfer agreement, the Company will focus its initial research efforts on applying the Wyatt technology in developing the instrumentation and software to detect, in near "real-time," particulate materials (parasites and other organisms such as bacteria, viruses, spores, etc.) in drinking water. The primary target will be for the identification and measurement of Cryptosporidium and Giardia cysts in municipal drinking water supplies. Under the agreement, Wyatt will provide technical support as well as various laboratory equipment and supplies required for this research phase which is anticipated to run approximately five (5) months. A market feasibility study will be conducted concurrently.

For a period of three years from the date of the transfer agreement, Wyatt will manufacture and sell to the Company (at a price to be agreed upon) the components required for any product developed by Electropure utilizing the transferred technology. Thereafter, the Company may, at its option, manufacture all such components (except an optical component to which Wyatt will retain all rights), purchase them from others, or continue to purchase said components from Wyatt under terms to be agreed upon. Pricing of the component parts, as well as the optical product proprietary to Wyatt, will be dependent upon their design and features and can only be determined if the research and development phase discussed above has been successfully concluded.

As a result of the issuance of the 2,100,000 shares in the above transaction, Wyatt Technology Corporation owns 22.1% of the common stock of the Company, with 16.4% of the voting control as of January 30, 1998.

        GLEGG WATER CONDITIONING, INC.
        ------------------------------

On July 1, 1994, the Company and its former licensee (EDI Components) granted Canadian-based Glegg Water Conditioning, Inc. a non-exclusive license to use and commercially exploit the EDI technology for an initial term of ten (10) years for which Glegg paid the non-refundable sum of $50,000. The license, which may be extended by mutual agreement, provides that Glegg pay a continuing royalty of 5% on the net sale price of all licensed products having a total system design flow rate of 100 gallons per minute and above and a 10% royalty on flow rates less than 100 gallons per minute.

In May, 1997, the Company and its former licensee entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of $125,000 to EDI Components. The amended agreement provides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., LTD, with which Glegg has an on-going working relationship. The license provided to Glegg relates to sales throughout the world.

        POLYMETRICS
        -----------

On May 3, 1995, the Company and its former licensee granted a non-exclusive EDI license to Polymetrics of San Jose, California. The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July, 1994 Glegg agreement, with the exception that Polymetrics may sell the licensed product to its end-user customers only.

---------------------------------
THE MARKET FOR WATER PURIFICATION
---------------------------------

Water is essential to life and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants which interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent is actually used for human consumption. The remainder is used by industry, irrigation, bathing, laundry, etc.. Enhanced treatment of such water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The EPA has studied and is in favor of the point-of-use approach, provided that treatment equipment meets its Generally Available Technology (GAT) criteria. According to a 1996 report by Environmental Business International, Inc., the San Diego-based market research and consulting firm, the water/wastewater environmental services sector in the United States will grow from its current annual level of $75 billion to $96 billion by the year 2000. The report projects this growth on the basis of two expanding areas of the business: the expansion in the use of outsourcing for industrial water and wastewater treatment activities, and the trend toward privatization of municipal treatment facilities. The firm also sees an annual growth of about five percent in the water treatment equipment and chemicals market, which is currently around $18 billion a year and wherein the EDI technology finds its market segment.

The market is currently growing at a steady annual rate annually and given the general deterioration of the world's water supplies this growth is likely to continue and expand as the cost of treatment falls. Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment. The industry is in a major growth cycle and there are about 40 major companies in the world active in supplying goods and services with an estimated 13,500 customers in the United States. Besides the U.S. patent, the Company holds patents for the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and West Germany.

------------------------------------------
CURRENT TECHNOLOGIES IN WATER PURIFICATION
------------------------------------------

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

------------------
THE EDI TECHNOLOGY
------------------

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through the Company's patented electrodeionization process (EDI). The EDI design combines two well-established water desalination technologies -- electrodialysis and ion exchange deionization. Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration; the result is high quality water of multi-megohm/cm resistivity which can be produced continuously at substantial flow rates.

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

The initial point-of-use module of the EDI technology is approximately 8 inches wide, 11 inches deep and 20 inches in height. The product has no moving parts and is capable of processing five (5) gallons of ultrapure water per minute. The module is marketed to original equipment manufacturers (OEM's) of water treatment equipment for incorporation into a point-of-use system complete with pre-treatment components (such as reverse osmosis, filters, softeners, etc.), power supply, and desired gauges and monitors. This system would then be connected to the incoming water line at the point-of-use, to a drain line and to an electrical source. This system is designed to service the small industry users . For higher flow rate requirements, the existing EDI module has been successfully combined in parallel formations to provide 5 - 25 gallons per minute (GPM) of multi-megohm quality water. Larger systems, which produce 25 - 100 GPM, would be marketed to medium scale users. The Company plans to design a higher capacity version of the EDI module which will be intended to provide volumes to high purity water at 15 GPM or more from a single module. The Company believes that this model, if it can be developed, will become the primary product line for desired high purity flow rates in the 25-100 GPM market segment.

-------------------------------------------------------------------------------
                                EDI 5 GPM MODULE
-------------------------------------------------------------------------------

            Side View                               Front View


                       [Diagrams of side and front view of
                                EDI 5 GPM Module]



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

The Company's belief as to the expected advantages of the EDI technology are based upon its experience with its prototypes and pilot production units. The point-of-use EDI technology incorporates a number of design improvements to the original EDI patent. In October 1990, U.S. Patent No. 4,964,970, was granted on certain of these developments. The Company intends to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs, even after it has been marketed.

Development of new technologies for manufacture, such as the EDI technology, is frequently subject to unforeseen expenses, difficulties and complications and in some cases such development cannot be accomplished. In the opinion of management, the EDI technology has demonstrated positive attributes, but any such attributes must be balanced against the lack of any substantial operating experience, the existence of established companies in the water purification field with greater financial resources, experience and developed products, and unknown technological difficulties. Consequently, no assurances can be given as to if and when the product discussed above will be successfully marketed and sold.

---------
MARKETING
---------

The EDI point-of-use module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, cosmetics, medical and research laboratories. The Company intends to sell these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries where the Company's patent is in force or which have reciprocal patent treaties. The Company (and EDI Components) entered into certain licensing arrangements with two water treatment equipment companies (see Item 1 - "BUSINESS - License Agreements - EDI Components"). The Company has patents for its EDI technology in the following foreign countries: Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and West Germany.

         ULTRAPURE MARKET. The Company believes that a substantial market currently exists for EDI technology in the commercial and light industrial market sector where ultrapure water is a necessity in manufacturing and where chemically pure water is demanded for laboratory uses. The electro-regeneration feature of the EDI technology is considered a significant advantage over existing demineralization technology. The existing EDI module will provide ultrapure water at a rate of 1/2 to 5 gallons per minute (and higher volumes in parallel formations), which is generally ample for the needs of the OEM marketing to these various end users. This model and the proposed larger scale version of the EDI will access a market segment of approximately $340 million of which $170 million is immediately accessible.

The Company's marketing strategy is to identify and target independent operating water equipment manufacturers where the EDI technology can either be incorporated into or replace certain components in the water treatment systems currently offered by such manufacturers. The Company has initiated its marketing strategy both in the U.S. market and overseas, but has no current intentions of entering into formal supply agreements with any such potential customers.

---------------------
GOVERNMENT REGULATION
---------------------

Pursuant to a statute in the State of California, effective in July, 1991, certain commercial/residential water treatment products must be certified (tested) by the California Department of Health Services or certain approved private facilities that each performs according to the claims made by the seller in order to be able to sell such proposed product in California. In addition, another California statute makes it illegal to make any false claims in connection with the sale of any water treatment product. Other states have similar laws.

The Company believes that the EDI ultrapure industrial technology is not subject to the above statute; however, some industrial applications of the EDI point-of-use technology, i.e., hospitals, will require approval by Underwriter's Laboratory or equivalent organization. The Company will seek all necessary approvals or certifications.

------------------
PRODUCTION METHODS
------------------

The EDI is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. The Company has previously purchased certain tooling and molds required for component plastic parts and intends to contract for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product are currently purchased from outside sources. The Company may acquire rights to certain proprietary technology in the future to develop its own membranes for the EDI product. However, no assurances can be given that the Company will be successful in acquiring any such rights or that, if acquired, an efficient membrane can be developed for use with the EDI product. All final assembly will be completed by the Company at its Laguna Hills, California manufacturing facility. Production and assembly functions are intended to be designed with the flexibility of producing customized variations of the EDI for specialized usage.

--------
WARRANTY
--------

The Company intends to offer a one year limited parts and labor warranty for the EDI module and may contract with others to provide warranty service. However, it has not made any arrangements with any persons to provide such service and it may not be able to locate competent persons to perform the services at an acceptable price. No assurances can be given as to whether expenses will not be significant.

-----------------
SOURCES OF SUPPLY
-----------------

The Company believes that material to build the EDI modules are readily available from at least two sources and the Company currently has two sources for all such material. The Company is not dependent upon any one or more principal supplier, except as described under Item 1 - "BUSINESS - License Agreements - Wyatt Technology Corporation."

-----------------------------
PATENTS AND LICENSE AGREEMENT
-----------------------------

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

The Company has not secured a registered trademark or trade name for the "EDI".

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

In July, 1992, the Company granted an exclusive worldwide license to EDI Components for the manufacture and sale of EDI products. Such license was terminated in August, 1997. See Item 1 - "BUSINESS - License Agreements - EDI Components."

------------------------
RESEARCH AND DEVELOPMENT
------------------------

The Company has incurred no expense for research and development for the fiscal years ended October 31, 1996 and 1997. Pursuant to the recently acquired Wyatt technology, however, the Company anticipates that a minimum of $100,000 will be expended during fiscal 1998 on a research program to develop a drinking water monitoring system derived from such technology. Further, if the Company acquires certain rights to proprietary membrane technology from Hydro Components, Inc. for use with the EDI product, additional research and development costs will be incurred. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquity and Capital Resources."

For a description of the Wyatt license, see Item 1 - "BUSINESS - License Agreements - Wyatt Technology Corporation."

-------------------------
LASER MONITORING DIVISION
-------------------------

The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation has (at inception) two main areas for exploitation:

(1) Detection and early warning of dangerous particulate materials such as parasites and other organisms such as bacteria, viruses, spores, etc. If the initial efforts are successful, future efforts will be directed to include detection and early warning of asbestos fibers and similar materials which pose a health hazard to the consumer.

(2) Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

The latter technology area has already been confirmed, although never commercialized, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted approximately a decade ago. To make the latter area into a viable product line will require the development of specialized instrumentation for the implementation of the methods developed (and patented) under that program, market studies, and the establishment of a marketing plan to target water consumer delivery agencies (municipalities). Although this market may well represent a major opportunity (on a worldwide basis) for future growth of the Company's consumer market products, the current instrumentation and software available from the Wyatt transfer appears to provide a more immediate path to developing the parasite detection concept for the technology. It is for this reason that the Company's initial emphasis will be to conduct a feasibility study for the detection and monitoring of parasites, primarily Cryptosporidium and Giardia(1), in drinking water sources. Since these parasites form cysts that have a protective shell, they are particularly dangerous and difficult to remove as they are resistant to normal treatment levels of chlorine.

The Center for Disease Control ("CDC") and the Environmental Protection Agency ("EPA") have developed a national "surveillance system" to monitor and track the incidences of water borne diseases, including those associated with Cryptosporidium and Giardia contamination. However, this system relies upon standard water sample gathering and analysis and recognition of outbreaks after they occur. The CDC documents an average of 15 to 20 waterborne outbreaks throughout the country each year. Experts speculate, however, that the numbers are much higher since illnesses caused by waterborne diseases are often mistaken for the stomach flu or intestinal disorders. In 1997, the CDC reported 1,770(2) cumulative Cryptosporidiosis cases in the U.S. alone. Cryptosporidiosis was brought to national attention in 1993 in a Milwaukee incident, when over 400,000 people (more than half of the total population of the City) became ill, with more than 4,000 hospitalized and 100 deaths. Particularly susceptible were immunocompromised persons.

The current method for water quality sampling is labor intensive, expensive, sporadic, time consuming, and results are untimely for corrective action. In the monitoring for bacteria or parasite detection, for example, workers will collect samples at distribution points, influent points or effluent points. These samples will then be transported to laboratories that are equipped to provide detection and identification of the contaminants in question. Samples are then either incubated on various media or physically separated to allow for microscopic visual identification by trained technicians. Standard turn-around time for information is one to two days, although some tests can often be run in as little as a few hours. Expenses increase dramatically if quick (few hour) turn-around is requested or required.

This method of "surveillance" is recognized as woefully inadequate by the water industry. While it serves to provide incidence statistics, it is operationally ineffective since problems are detected after dangerous levels of contamination have already been reached. By the time positive detection is made, it is not possible to take corrective action to prevent exposure. Corrective actions are limited to gross and often overblown solutions such as general boil orders or a total water system shut-down. These actions serve to only limit the initial outbreaks, rather than to prevent them.

---------------------------

1 Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl fecal deposits.

2 CDC Morbidity and Mortality Weekly Report 46(47):1121, 1997 (week ending November 22, 1997).

A system that would provide for "real-time" contaminant detection and monitoring could prevent or limit outbreaks, saving lives and money in the process. The availability of this technology would clearly represent a leap forward in water delivery and monitoring. Under the guidance of Dr. Gregory M. Quist, using the instrumentation and (some) software acquired through the Wyatt transfer, the Company will seek to develop software and analytical packages to confirm that the multiangle light scattering ("MALS") measurements of individual Cryptosporidium and Giardia cysts can be identified with a certainty greater than 90% in the presence of various background algal species. The proposed system would monitor the MALS properties of each particle passing through the detector region and the software program would examine the measurements and decide whether or not the particle was one of the two test parasites.

Potential customers for the proposed system would include local water utilities, both private and municipal; state water utilities and water quality and health agencies; Federal government agencies such as EPA, DoD, DoE, CDC; wastewater treatment plants; ground water and well users; and potentially, as the cost of the sensors and system decrease, homeowners.

Based on a very preliminary evaluation of market needs and the size and number of potential customers, the market size is estimated to be greater than $200 million per year. Detailed market validation has not been completed; however, management believes that this estimate is conservative. Concurrent with conducting the phase one feasibility program, the Company intends to conduct a more comprehensive market study for this proposed drinking water monitoring system. See Item 1 - "BUSINESS - License Agreements - Wyatt Technology Corporation."

-----------
COMPETITION
-----------

The Company's EDI technology competes with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electro-deionization technology from Millipore Corporation of New Bedford, Mass. in 1989 and continues to work closely with its technical staff. U.S. Filter manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 20 liters/hours to 25 gallons/minutes. Compared to the Company's point-of-use EDI technology, the U.S. Filter (Ionpure) equipment is more expensive, but still offers substantial operating cost savings over service deionization. Comparison tests have shown that the EDI technology is also more efficient than the Ionpure product, resulting in a lower operating cost.

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

Many companies in the water treatment market are established in the field, including the well-known firms mentioned above and others. All of such companies are larger and better financed than the Company, have established products and an established customer base and can accordingly devote more resources to research and development, production and marketing activities. In addition, it is possible that the water purification industry may be the subject of technological innovation or other factors which may attract additional competition in the future. The Company believes, however, that the patents for the EDI technology and its technical know-how may be significant in its ability to compete.

With regard to the Company's proposed drinking water monitoring product, there are established methods of water quality testing currently employed by local and state water utilities, both private and municipal. However, these methods are labor intensive, expensive and time consuming and do not provide the near "real time" monitoring capabilities which the Company's product, if it can be developed, would purport to offer.

The proposed acquisition of rights to membrane technology from Hydro Components, Inc. is designed to reduce the Company's dependence on outside suppliers for this component of the EDI product as well as to significantly reduce the cost of such component. If the Company can acquire such rights and, if the Company is successful in developing an efficient membrane, the expected cost reduction in the membrane component of the EDI product should result in a substantial increase in the cost competitiveness of the Company's product. See "Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


---------
EMPLOYEES
---------

As of January 30, 1998, the Company employed nine full-time employees, of which five were engaged in development, production and design and three in administrative, marketing and clerical functions. Dr. Gregory Quist, who commenced employment with the Company on December 1, 1997, is engaged in research and development of the Company's proposed drinking water monitoring product based on the Wyatt technology acquired in October, 1997 (see Item 1 - "BUSINESS - Laser Monitoring Division"). In order to implement its proposed business, the Company will have to hire additional employees in 1998, particularly manufacturing and marketing employees. Additional employees may be required if the Company successfully acquires rights to certain membrane technology of Hydro Components, Inc. However, the Company cannot predict with any certainty when it will hire such personnel. The Company believes that its relationship with its employee is good and it is not a party to any collective bargaining agreement. The future success of the Company will be dependent upon its ability to attract and retain qualified personnel.

-------------------------------------------------------------------------------
ITEM 2. PROPERTIES
-------------------------------------------------------------------------------

The Company currently leases, from an unaffiliated third party, a 5,600 sq. ft. facility in Laguna Hills, California on a month-to-month basis at a rental of $3,892 per month. The Company believes that this facility is adequate to accommodate its requirements temporarily until it can relocate to its new facility in Laguna Hills. The Company has entered into a lease with an option to purchase a 30,201 sq. ft. facility in Laguna Hills and will pay a gross (including taxes, insurance and major repairs) lease payment of $16,000 per month beginning February 1, 1998. The Company intends to sub-lease approximately 10,000 sq. ft. of such facility to offset approximately $6,500 of such monthly rental.

-------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

-----------
PUERTO RICO
-----------

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

In October, 1996, the Company was advised that a $3 million default judgment had been rendered in June, 1996 against the Company, its bankrupt subsidiary (HOH International, Inc.) and various current and former officers and directors of such companies. The judgment also was rendered against HOH/CNM2 Enterprises and its incorporators, Carmen Morales and Radames Torres. Mr. Torres was the former president and general manager of HOH International, Inc. No personal service or notice of this action had been served upon the Company, any defendant, or their respective counsel, prior to the entry of the judgment. The lawsuit, which was brought by the Economic Development Bank for Puerto Rico (the preferred stockholder in HOH International, Inc.) in February, 1993 in the San Juan Superior Court, alleged that the Company, its subsidiary, and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary, all to the detriment of the Plaintiff. In April, 1997, the Court denied a motion to set aside the above judgment based upon the defendants' claim of lack of notice and inadequate service of process.

In May, 1997, the Company and its licensee, EDI Components, entered into a settlement agreement with the Economic Development Bank to satisfy the above $3 million judgment on behalf of all of the defendants, in exchange for the issuance to the Bank of 100,000 shares of common stock and 100,000 five-year warrants to purchase common stock at $1.00 per share. The Company also issued, in conjunction with EDI Components, a 10% Convertible Term Note in the sum of $12,000, payable within one year or upon receipt of a minimum of $300,000 in equity funding, whichever occurs first. The settlement was conditioned upon termination of the license relationship with EDI Components and realignment of the Company's Board of Directors by July 21, 1997. The Boards of Directors of both parties ratified the settlement agreement in June, 1997.

-----------------
OTHER PROCEEDINGS
-----------------

In December, 1993, a default judgment was rendered against the Company in the Los Angeles County Municipal Court (Case No. 92K46050) in the sum of $20,270 for unpaid corporate credit card charges the majority of which accrued from 1989. During the fiscal year ended October 31,

1994, the Company paid $250 on this judgment; however, the Company has made no arrangements to satisfy this obligation as of this writing.

The Company is party to one other lawsuit (Case No. 92219, Ventura County Municipal Court) claiming a total of $13,007 of past due payments. The Company and its counsel expect the Company to prevail in this lawsuit.

No assurances can be given as to the ultimate outcome of any such litigation or legal proceeding.

-------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

In May, 1996, the Company's shareholders, by written consent, approved a corporate name change to "Electropure, Inc." by a vote of 9,982,310 for and 283,707 against. The shareholders also approved a one-for-ten reverse stock split by a vote of 9,983,080 for and 283,707 against.

                                     PART II

-------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
-------------------------------------------------------------------------------

The Company's common stock is currently quoted in the OTC Electronic Bulletin Board market as a "penny stock" under the symbol "ELTP". The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Bulletin Board or "pink sheets", for the quarters that the securities were traded. The quotations reflect inter-dealer prices, without retain mark-up or mark-down or commissions and may not represent actual transactions.


                                                                      ---------------
                                                                       COMMON STOCK
                                                                        BID PRICES
                                                                      ---------------
                                                                       HIGH    LOW
         --------------- -------------------------------------------- ------- -------
         FISCAL 1996     First Quarter                                 1/4     1/16
         --------------- -------------------------------------------- ------- -------
                         Second Quarter                                5/16    1/16
                         -------------------------------------------- ------- -------
                         Third Quarter                                 9/32    5/32
                         -------------------------------------------- ------- -------
                         Fourth Quarter (1)                             2      1/8
         --------------- -------------------------------------------- ------- -------
         FISCAL 1997     First Quarter                                 3/8     1/4
         --------------- -------------------------------------------- ------- -------
                         Second Quarter                                1/4     1/8
                         -------------------------------------------- ------- -------
                         Third Quarter                                 1/2     1/8
                         -------------------------------------------- ------- -------
                         Fourth Quarter                               1-3/4    5/16
                         -------------------------------------------- ------- -------

                         -------------------------------------------- ------- -------
         FISCAL 1998     First Quarter (through January 30, 1998)     2-1/16   3/4
         --------------- -------------------------------------------- ------- -------




The market for the Company's securities is sporadic and quoted prices may not represent the true value of such securities.

As of January 30, 1998, the Company had approximately 760 holders of record of its Common Stock.

Between August 14, 1997 and October 31, 1997, in addition to the shares discussed above, the Company issued 643,094 additional shares of Common Stock. Of such Common Stock, 107,400 shares were issued pursuant to the exercise of options and warrants at $0.50 per share; 30,988 and 500,000 shares were issued in private placements at $0.375 and $1.00 per share, respectively; and 4,706 shares were issued in consideration for services rendered. 250,000 three-year warrants to purchase Common Stock at $2.00 per share were issued in conjunction with the Company's August, 1997 private placement offering of 500,000 shares at $1.00 per share as described above. Such warrants are redeemable by the Company at $0.05 per Warrant at any time that the closing bid price of the Common Stock exceeds $4.00 per share for thirty consecutive business days.

--------------------------
1 The Company's one-for-ten reverse stock split took effect on July 25, 1996. Consequently, the trading and other prices of the Company's securities and the number of shares reflect the effect of such reverse stock split throughout this Prospectus.

On November 12, 1997, the Company issued 60,000 shares of Common Stock in consideration for an option to purchase a 30,201 square foot building to which the Company intends to relocate its operations in or around February, 1998. The estimated fair market value of these restricted shares at that date(1) aggregates $90,000 and will be expensed and added to additional paid-in capital for the fiscal quarter ended January 31, 1998. See Item 2 "Properties."

The Company has not paid any dividends on its Common Stock since its incorporation. Electropure anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid. Payment of dividends is at the discretion of the Board of Directors and may be limited by future loan agreements or California law. Under California law, if a corporation does not have retained earnings, it may pay dividends provided that after giving effect thereto, (a) the sum of the assets of the corporation (exclusive of good will, capitalized research and development expenses or deferred charges) would be at least equal to one and one-quarter times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (b) the current assets of the corporation would be at least equal to the current liabilities or, if the average of the earnings of the corporation before taxes on income and for interest expense for the two preceding fiscal years was less than the average of interest expense of the corporation for such fiscal years, the current assets would be at least equal to one and one-quarter times its current liabilities.

-----------------------------
1 On November 12, 1997, the bid and ask prices of the Company's common stock were $1.75 and $2.25, respectively, resulting in a Fair Market Value of $2.00 per share of common stock. A discount of 25% was applied to the Fair Market Value, due to the restricted nature of the shares in question, resulting in a $1.50 per share value on the transaction

-------------------------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

--------------------------------------------
FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1997
--------------------------------------------

License fees received for the fiscal year ended October 31, 1997 decreased by $3,122 compared to 1996, due primarily to the fact that the license relationship between the Company and its licensee, EDI Components, terminated in August, 1997. Under the terms of the July, 1992 license agreement, the Company's former licensee was obligated to pay all necessary administrative operational expenses which, through the date the license was terminated, approximated the $78,437 in license fees paid by EDI Components for the fiscal year ended October 31, 1997. Subsequent to the license termination, the Company has financed its working capital requirements through the sale of securities - See Item 6 - "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Liquidity and Capital Resources."

Sales and marketing expense for fiscal 1997 was $16,926, as compared to no expense for 1996. These expenses represent the costs incurred for the sales and marketing activities initiated by the Company in September, 1997.

General and administrative expenses for fiscal 1997 increased by $64,473 as compared to fiscal 1996, primarily due to an increase in salaries pursuant to the hiring of additional employees after the license with EDI Components terminated. The Company also experienced an increase in legal fees during fiscal 1997 associated with the above license termination and in connection with the May, 1997 settlement with the Economic Development Bank for Puerto Rico.

Interest expense for fiscal 1997 decreased by $10,153 as compared to fiscal 1996 primarily as a result of the $10,725 expensed as accounts payable in fiscal 1996 for interest accrued on a December, 1993 judgment rendered for credit card debt. This decrease was partially offset by the interest accrued on a $12,000 note issued to the Economic Development Bank for Puerto Rico as part of the May, 1997 settlement of a $3 million judgment rendered against the Company and others.

Interest income for fiscal 1997 decreased by $239 as compared to fiscal 1996, reflecting a lack of the Company's investment capital during the period.

Financing costs for fiscal 1997 increased by $565,157 as compared to fiscal 1996, reflecting the cost of issuing shares in exchange for debt assumed by the Company from EDI Components pursuant to the license termination agreement.

Lawsuit settlement costs for fiscal 1997 were $58,875, as compared to no expense for fiscal 1996. This expense represents the fair market value of the 100,000 shares ($46,875) and the principal amount of the $12,000 promissory note issued to the Economic Development Bank for Puerto Rico on the lawsuit settlement.

Compensatory stock options increased by $11,719 as compared to fiscal 1996. This expense represents the difference between the exercise price and the fair market value of 125,000 warrants issued to Floyd Panning pursuant to his August, 1997 employment agreement with the Company.

No additional provision for loss on lawsuit settlement has been made in fiscal 1997 as the Company believes that adequate provision has been made to settle pending lawsuits.

The Company realized a net loss before extraordinary item of $1,096,034 for fiscal 1997, representing an increase of $691,762 from the prior year level due, primarily, to the financing costs relating to the issuance of common stock both for the Puerto Rico lawsuit settlement and in connection with the August, 1997 license termination agreement with EDI Components.

During fiscal 1996, the Company realized an extraordinary gain of $113,188 on settlement of debt as compared to no activity for fiscal 1997. This gain resulted from the Company writing off accounts payable and accrued liabilities which had been carried on its books from past years.

-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1997, the Company had net working capital (total current assets less total current liabilities) of $330,995, representing an increase of $379,700 from the prior year end. The increase is due primarily from the proceeds received by the Company's in September and October, 1997 from a $500,000 private placement offering of securities initiated in August, 1997. The private placement offering consisted of 20 Units of securities, each Unit comprised of 25,000 shares of Common Stock and 12,500 three-year redeemable warrants to purchase common stock at $2.00 per share. The purchase price of each Unit was $25,000 and, as of October 31, 1997, the Company sold all 20 Units (500,000 shares of Common Stock and 250,000 warrants to purchase Common Stock) for net proceeds of $475,000 and a note receivable on common stock in the sum of $25,000.

In the opinion of management, available funds will satisfy the Company's working capital requirements for up to seven (7) months. However, no assurances can be given that such proceeds will satisfy the working capital needs of the Company for the period estimated, or; that the Company can obtain additional working capital through the sale of Common Stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to the Company. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to the Company.

During fiscal 1997, the Company received $78,437 in license fees from EDI Components, including $5,500 credited for eleven months during the fiscal year (through September, 1997) of sub-lease expense at $500 per month. The Company also realized net proceeds of $11,620 during fiscal 1997 from the sale of 30,988 shares of common stock at $0.375 per share. The Company issued an additional 107,400 shares of its Common Stock during fiscal 1997 upon the exercise of warrants at $0.50 per share and realized net proceeds of $28,700 and a note receivable on common stock in the sum of $25,000.

Between August and October, 1997, the Company sold twelve (12) EDI modules for gross sales of $44,989. As of October 31, 1997, the Company had received $950 of such revenues and has reflected accruals in trade accounts and related party receivables in the amounts of $7,710 and $36,329, respectively. Currently, the Company has outstanding orders totaling over $116,000 in net sales (with an average gross margin of 45%) and has recently received a blanket order from one customer which will, alone, generate an average of $60,000 in net monthly sales over the next 10 - 12 months. Coupled with orders from other current customers and those customers which it believes it can attract in the near term, the Company projects that it can generate net sales of $100,000 monthly, with conservative growth, until it can relocate to the larger facilities discussed below and can expand manufacturing operations. No assurances can be given that any such sales will actually occur.

Since July, 1992, the Company had primarily relied on license fees from EDI Components, a privately-owned California corporation, for its administrative operating expenses. When the license relationship was terminated in August, 1997, EDI ceased all manufacturing and marketing operations and it's obligation to pay the Company any further license fees terminated. The Company maintains its operations at and has assumed (since October 1, 1997) all lease obligations on the 5,600 sq. ft. Laguna Hills, California facility previously occupied by EDI Components. The Company will continue to pay a monthly lease of $3,892 on such facility through May, 1998 unless the Company relocates to its new facility and a new tenant for its current facility can be found earlier.

On November 12, 1997, the Company executed a three-year lease, with purchase option, on a 30,201 square foot facility also in Laguna Hills, CA and plans to move all of its operations over a period of several months beginning February 1, 1998, at which time the Company will become obligated for monthly lease payments on such facility in the amount of $16,000. See Item 2 - "Properties."

On October 25, 1997, the Company acquired certain proprietary technology from Wyatt Technology Corporation in exchange for 2,100,000 shares of its Common Stock and in December, 1997 initiated a research program to develop a drinking water monitoring technology utilizing Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques. The Company has budgeted $100,000 to cover all costs (including salaries and equipment) associated with the research program to be conducted over a five to six month period. However, if a commercially viable product is developed, the Company may need to raise substantial additional funds to purchase additional equipment and hire more employees to bring such a product to market and to commercially exploit such a product. No assurances can be given that the Company would be able to raise such funds. In addition, the Company intends to expend approximately $50,000 to expand its manufacturing capabilities.

In December, 1997, the Company hired Gregory M. Quist, PhD to conduct its research program for the laser monitoring device at an salary of $132,000 annually. See Item 9 - Directors and Executive Officers of the Registrant - Key Employees - Gregory M. Quist, PhD." Concurrent with the research program, Dr. Quist will conduct a market feasibility study to determine that an adequate market exists for the intended monitoring device before any additional funds are allocated to this program.

In January, 1998, the Company began negotiations with Hydro Components, Inc., a privately-held Pennsylvania corporation, to acquire the rights to use certain proprietary membrane technology which the Company would develop for use with its EDI product. Under the terms of the proposed transaction, Hydro Components, which manufactures and sells light commercial water and wastewater treatment products, would provide technical assistance to the Company for the membrane development program. The Company borrowed $400,000 from Mr. Anthony Frank in anticipation that this transaction will be successfully negotiated and such funds have been reserved for this purpose. See "Item 12 - "Certain Relationships and Related Transactions - Mr. Anthony Frank." There can be no assurances, however, that an agreement can be reached with Hydro Components which will be satisfactory to the Company. Further, there can be no assurances that the membrane technology, if acquired, will prove to be efficient or useful to the Company. However, if the Company is successful in acquiring rights to the proposed membrane technology, additional funds will be required to develop such membrane for use with the EDI product.

The Company will be required to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, in order to carry out its business objectives. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. Further, any such financing may cause dilution of the interests of the current shareholders in the Company. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to carry out its current business objectives are based upon certain assumptions, including certain assumptions as to the Company's revenues, net income (loss) and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its plans. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to continue to conduct operations as currently planned. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities that are significantly lower than the current market price of the Company's Common Stock.

-----------------
PLAN OF OPERATION
-----------------

The Company recently completed a private placement offering of securities and realized net proceeds of $475,000 in working capital and a $25,000 note receivable on common stock. In December, 1997, the Company received a blanket order for its EDI products from one customer which, on the average, represents $60,000 in net monthly sales over the next year. The Company currently has outstanding orders representing net sales of $116,800 and anticipates that it can maintain an average net monthly sales level in the $100,000 range at its current manufacturing capacity until relocation, additional financing and expansion can be accomplished. No assurances can be given that any such sales will actually occur. The amount raised in the above private placement, as well as anticipated sales revenues are intended to satisfy the Company's working capital requirements until it can complete additional financing within the next 4 - 6 months.

With the above private placement proceeds, and with additional working capital expected from the sale of the Company's EDI products, the Company believes that it will have adequate sources of working capital for up to seven (7) months, although it may need additional working capital prior to said date, particularly if the Company is not successful in selling sufficient quantities of EDI products.

The Company intends in or around February, 1998 to relocate to larger facilities and initiate operations with a view toward implementing an expanded production and marketing program. However, no assurances can be given that the Company will relocate in a timely manner or that production and sales will be in significant quantities since such sales may be dependent on obtaining additional working capital through the sale of common stock or other securities.

-------------------------------------------------------------------------------
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

        See Item 14 (a)

-------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

--------------------------------
CHANGE IN CERTIFYING ACCOUNTANTS
--------------------------------

Effective January 29, 1998, the Company's independent public accountants, Southland Business Service, resigned. On January 29, 1998, the Company retained the independent accounting firm of Alex N. Chaplan & Associates to conduct an audit of its books and records for the fiscal years ended October 31, 1996 and 1997. For the Company's fiscal years ended October 31, 1995 and 1996, the financial statements were subject to going concern qualifications and an uncertainty as to the outcome of certain litigation and claims, but were not otherwise qualified or modified as to audit scope, or accounting principles by Southland Business Service. During the two fiscal years ended October 31, 1995 and 1996, and since October 31, 1996, there were not any disagreements with Southland Business on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Southland Business Service, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K. During the two fiscal years ended October 31, 1995 and 1996, and between October 31, 1996 and January 29, 1998, Registrant did not consult with Alex N. Chaplan & Associates on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined above).

                                    PART III

-------------------------------------------------------------------------------
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

--------------------------------
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

The directors and executive officers of Electropure, Inc. are as follows:

 ---------------------------- --------- --------------------------
            NAME                AGE             POSITION
 ---------------------------- --------- --------------------------
 William F. Farnam               76             Director

 Randall P. Frank                35             Director

 Randolph S. Heidmann            46             Director

 William H. Lee                  57             Director

 Floyd H. Panning                69      Director, President and
                                         Chief Executive Officer

 Catherine Patterson             45      Chief Financial Officer
                                               and Secretary


WILLIAM F. FARNAM, 76, was named to the Board of Directors on August 5, 1997. Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Forum (Los Angeles) for sports entrepreneur Jack Kent Cooke. He served the City of Inglewood, California for 20 (cumulative) years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982. Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California. He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired. Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

RANDALL P. FRANK, 35, joined the Board of Directors on October 25, 1997. Mr. Frank, is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder in the Company. Between 1992 and 1995, he worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. Randall Frank has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management ("Thunderbird").

RANDOLPH S. HEIDMANN, 46, was employed by the Company between September, 1990 and November, 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which the Company planned to engineer into its product line. He was named to the Company's Board of Directors in September, 1991. Prior to joining the Company, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Since 1991, Mr. Heidmann has served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. He holds a BS degree in Physics from the University of California at Davis.

WILLIAM H. LEE, 57, was named to the Board in June, 1996. Mr. Lee has been the President of Scientific Sales & Marketing Services of Pasadena, California which provides marketing and sales consulting services to the bio-pharmaceutical, scientific research and other technologically driven markets since 1995. Mr. Lee has a background in microbiology and water treatment. He served as Director of North American Sales Operations from 1990 through 1994 at Molecular Devices Corporation, a Menlo Park, CA which manufactures state-of-the-art bio-analytical measurement instruments. In 1994, Mr. Lee took a position as Vice President for the Spectrum Companies in Laguna Hills, CA, a $12 million laboratory membrane separations products business. He spent 10 years at Millipore's Water Systems and Products Divisions where he managed its $30 million Western Regional operations. Mr. Lee holds a BA in Biology from the California State University at Los Angeles.

FLOYD H. PANNING, 69, joined the Board of Directors and was engaged by the Company as President and Chief Executive Officer in August, 1997. Mr. Panning came out of retirement in April, 1992 to establish EDI Components and form a license relationship with the Company to manufacture and market the EDI technology. He has been the president of EDI Components since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar businesses which were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

CATHERINE PATTERSON, 45, became Secretary of the Company in May, 1989, was Assistant Secretary from May, 1986 to May, 1988, held the position of Treasurer from August, 1984 to February, 1986, and was a director for a short time in 1984. In June, 1990, she became Chief Financial Officer of the Company. From 1971 until joining the Company in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director of the Company. See Item 10 "Executive Compensation - Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

-------------
KEY EMPLOYEES
-------------

RONALD J. O'HARE, 49, resigned from the Board of Directors in August, 1997 after having served since May, 1987. Mr. O'Hare worked for the Company from December, 1986 through June, 1992, at which time he joined EDI Components as Vice President of Operations. In August, 1997, when the license arrangement between the Company and EDI Components terminated, Mr. O'Hare rejoined Electropure, Inc. as its Manager of Engineering and Product Design. Prior to joining the Company in 1986, Mr. O'Hare was with the service division of Culligan Water Conditioning for 14 years where he supervised the design, installation and repair of domestic and industrial water purification systems. Mr. O'Hare has extensive experience in water treatment applications, including cooling towers, boiler feedwater, ultraviolet, deionization and reverse osmosis systems. Ronald O'Hare is the son of Harry M. O'Hare, the Company's founder, and was instrumental in the development of the current design of the Company's EDI technology.

GREGORY M. QUIST, PHD, 41, joined the Company on December 1, 1997 as General Manager of the newly-created Laser Monitoring Division of Electropure, Inc. Dr. Quist will head the Company's efforts to develop "real time" laser-based drinking water quality monitoring systems derived from the Technology Transfer Agreement signed with Wyatt Technology Corporation on October 25, 1997. Dr. Quist has an extensive background in the fields of water and airborne particle detection and was directly involved in the earlier developments at Wyatt Technology of its proprietary multiangle laser light scattering techniques. In 1989, he joined Science Applications International Corporation ("SAIC") in San Diego, becoming Vice President and Director of Technology Applications there in 1995, and was responsible for a variety of spin-off businesses based on SAIC technology. In 1997, before joining the Company, Dr. Quist founded the OLMS Product Group, a California division of Profile Systems of Merrillville, IN, a start-up company specializing in wireless data products and systems integration. Dr. Quist received a B.S. degree from Yale University in Astronomy and Physics and a PhD from the University of California at Santa Barbara in Applied Theoretical Physics.

-------------------------------------------------------------------------------
ITEM 10. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

During fiscal 1997, the Company had no executive officer whose annual compensation was more than $100,000 per year. Floyd Panning, who joined the Company as Chief Executive Officer in August, 1997, is being compensated at the rate set forth in his Employment Agreement with the Company that is described under See Item 10 - "Executive Compensation - Employment Agreement." For the fiscal year ended October 31, 1997, Mr. Panning received $12,000 in wages from the Company. The Company has no stock option or other forms of compensation plans.

-----------------------------------------------------------
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

The Company does not have a compensation committee or other committees of the Board of Directors performing similar functions. Compensation of executive officers is determined by the Board of Directors. The Board of Directors negotiated Mr. Floyd Panning's Employment Agreement, whereby he became President and Chief Executive Officer of the Company, in connection with the License Termination Agreement with EDI Components and Mr. Panning assuming such positions with the Company.

--------------------
EMPLOYMENT AGREEMENT
--------------------

On August 14, 1997, the Company entered into a five-year Employment Agreement (effective August 5, 1997) with Floyd Panning whereby he became the Company's President and Chief Executive Officer. Mr. Panning has the unilateral option to extend such employment for a period of two (2) years. The Agreement provides Mr. Panning with five weeks' vacation, the use of a Company car and cellular telephone and participation in any benefit programs offered by the Company (none at this time). Pursuant to the terms of the Employment Agreement, Mr. Panning was granted 125,000 warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 annually commencing with the date of the agreement. The Employment Agreement also provides for the following:

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

      (c) Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Company's Board of Directors during the term of his employment. In the meantime, Mr. Panning has been named to the Company's Board of Directors as his nominee.

      (d) Mr. Panning may, without cause, terminate his employment and retain the right to the following percentage of his base monthly salary:




 ---------------------------- --------------------------
           YEAR OF                     PERCENT
         TERMINATION                  OF SALARY
 ---------------------------- --------------------------
              1                          60%
              2                          70%
              3                          80%
              4                          90%
              5                         100%
              6                           0%
              7                           0%

      (e) Any termination of employment by the Company shall immediately vest all 125,000 warrants granted to Mr. Panning under the employment agreement. In addition, termination by the Company of Mr. Panning's employment without cause, shall automatically accelerate the issuance of Additional Shares due EDI's investors under the License Termination Agreement at the then fair market value; provided, however, Mr. Panning's successor has not been approved by simple majority vote of such EDI Components' investors (excluding Mr. Panning).

-------------------------
COMPENSATION OF DIRECTORS
-------------------------

In August, 1997, the Company authorized an annual issuance of 10,000 ten-year warrants to purchase Common Stock to each Director for service to the Company. Such warrants are granted at a 25% discount to the fair market value of the Common Stock as of the date of grant. In August, 1997, 10,000 warrants to purchase Common Stock were issued to each of the five (5) Directors of the Company (including Ronald J. O'Hare, who has subsequently resigned, and Mr. Floyd Panning, who joined the Board in August) at the rate of $0.375 per share. An additional 10,000 ten-year warrants were issued, at an exercise price of $0.68 per share, to Randall P. Frank, who joined the Board of Directors in October, 1997.

-------------------------------------------------------------------------------
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------------

                           --------------------------
                             PRINCIPAL SHAREHOLDERS
                           --------------------------

The following table sets forth information as of January 30, 1998, with respect to the Common Stock, Class B Common Stock, and Convertible Preferred Stock owned by the only persons known by the Company to own beneficially 5% or more of any such classes of stock, by each director and by all directors and officers as a group.




                                Common              Class B           Convertible            % of
                                Stock      % of     Common    % of    Preferred     % of     Voting
            Name**              (1)(2)     Class    Stock     Class   Stock (3)     Class    Power (4)
    --------------------------------------------------------------------------------------------------
    William F. Farnam           54,000        *         -         -          -         -          *

    Anthony M. Frank
    320 Meadowood Court
    Pleasant Hill, CA        2,243,269     23.6%        -         -          -         -       17.5%
    94523

    Randall P. Frank           394,121      4.1%        -         -          -         -        3.1%

    Randolph S. Heidmann        10,000        *         -         -          -         -          *

    William H. Lee              10,000        *         -         -          -         -          *

    Harry M. O'Hare, Sr.
    2035 Huntington Dr.  #1
    S. Pasadena, CA  91030       4,575        *    83,983       100%   931,629      35.8%      12.6%

    Floyd H. Panning
    23251 Vista Grande,
    Suite A
    Laguna Hills, CA  92653    566,892      6.0%        -         -      7,500         *        4.5%

    Wyatt Technology
    Corporation
    802 E. Cota Street
    Santa Barbara, CA        2,100,000     22.1%        -         -          -         -       16.4%
    93103

    All officers and
    directors
    as a group (6 persons)   1,097,125     13.7%        -         -     10,406         *        8.7%



    -------------------------------------------
    *   Less than 1%

    **  Includes address of five percent or more shareholders of any class.

(1) Excludes shares of Common Stock issuable upon conversion of Class B Common Stock, which carry eight (8) votes per share. If such shares of Common Stock were included, Mr. O'Hare and all officers and directors, as a group would own 88,558 shares (1.0%) and 1,097,125 shares (11.4%) of Common Stock, respectively.

(2) Includes currently exercisable warrants or options to purchase an aggregate of 1,512,437 shares of Common Stock.

(3) The Convertible Preferred Stock was convertible into Common Stock only if certain earnings or market prices of the Common Stock were achieved prior to October 31, 1990. Such earnings and market prices were not achieved and commencing January 31, 1991, the Company was required to redeem such shares at $0.01 per share. The Company intends to redeem the Convertible Preferred Stock when it has the funds and can legally do so under California law.

(4) Reflects the voting rights of the Common Stock and Convertible Preferred Stock, each of which carries one (1) vote per share, and Class B Common Stock, which carries eight (8) votes per share.

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

-------------------------------------------------------------------------------
ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------------

------------------
MR. WILLIAM FARNAM
------------------

On October 1, 1997, Mr. Farnam exercised 44,000 warrants to purchase Common Stock at $0.50 per share. Such warrants, which were scheduled to expire at 5:00 P.M. on October 1, 1997, had been assigned to Mr. Farnam by various investors of EDI Components.

-----------------
MR. ANTHONY FRANK
-----------------

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

Between December, 1996 and April, 1997, Mr. Frank loaned EDI Components an additional $150,000 at 10% interest. Mr. Frank had the right to convert said loans into common stock of the Company and in August, 1997 converted such loans, plus $7,110 in accrued interest, into 418,906 shares of the Company's Common Stock at the rate of $0.375 per share. On October 7, 1997, Mr. Frank sold, at his cost, 200,000 of such shares to his adult daughter, Tracy F. Frank (100,000 shares), and to Ronald J. O'Hare (50,000 shares) and Catherine Patterson (50,000 shares). Mr. O'Hare is currently employed by the Company and formerly served as a Director until August 14, 1997. Ms. Patterson currently serves as Corporate Secretary and Chief Financial Officer of the Company.

On August 14, 1997, Mr. Frank received 25,000 shares of Common Stock, valued at $2.00 per share, as part of an initial issuance of shares to the investors of EDI Components in accordance with the terms of the License Termination Agreement entered into between Electropure and that company.

On October 1, 1997, Mr. Frank assigned, at no cost, warrants to purchase 4,000 shares of the Company's Common Stock at $0.50 per share to Mr. William Farnam, a Director of the Company, who subsequently exercised same. Such warrants were scheduled to expire at 5:00 P.M. on October 1, 1997.

On January 26, 1998, Mr. Frank loaned the Company, at 10% annual interest, the sum of $200,000 and on January 29, 1998, he converted such loan into 206,186 shares of the Company's Common Stock at $0.97 per share. On February 4, 1998, he loaned the Company an additional $200,000 under a two-year note which also carries the right to convert the principal and interest accrued thereon into Common Stock at a 25% discount to the fair market value. Under the loan agreements with Mr. Frank, fair market value is determined as the mean of the bid and asked prices of the Common Stock for the thirty (30) consecutive trading days prior to the conversion date. The issuance of 206,186 shares pursuant to Mr. Frank conversion of the first $200,000 loan on January 29, 1998, resulted in an expense of $6,907 to the Company which will be reflected as an expense and will be added to common stock and additional paid-in capital for the fiscal quarter ended January 31, 1998.

The proceeds of the $400,000 in loans from Mr. Frank are to be exclusively utilized to acquire the right to use certain proprietary membrane technology from Hydro Components, Inc. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

-----------------
MR. RANDALL FRANK
-----------------

On August 14, 1997, Mr. Frank received 25,000 shares of Common Stock, valued at $2.00 per share, as part of an initial issuance of shares to the investors of EDI Components in accordance with the terms of the License Termination Agreement entered into between Electropure and that company.

-----------
MR. PANNING
-----------

On August 14, 1997, Mr. Panning received 50,000 shares of Common Stock, valued at $2.00 per share, as part of an initial issuance of shares to the investors of EDI Components, in accordance with the terms of the License Termination Agreement entered into between the Company and EDI Components. Mr. Panning was the founder, the President and a principal shareholder of EDI Components.

Also on August 14, 1997, pursuant to the terms of a five-year Employment Agreement entered into with the Company, Mr. Panning was granted 125,000 ten-years warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 each year on a cumulative basis.

Concurrent with the execution of the above employment agreement, Mr. Panning was named to the Company's Board of Directors.

On August 22, 1997, Mr. Panning exercised his right to purchase 50,000 shares of the Company's Common Stock at $0.50 per share. Mr. Panning issued a Full Recourse Promissory Note for the $25,000 purchase price, secured by the shares, payable once the Company has reimbursed Mr. Panning for wages he deferred while employed by EDI Components. Of the warrants exercised, 40,000 had been issued pursuant to the July, 1992 license arrangement between the Company and EDI Components whereby the Company issued warrants to all investors in EDI Components in conjunction with their capital investment in that entity. The balance of 10,000 warrants exercised had been issued to Mr. Panning in February, 1993 as a bonus for services rendered to the Company.

----------------------------
WYATT TECHNOLOGY CORPORATION
----------------------------

The Company issued 2,100,000 shares of Common Stock to Wyatt Technology Corporation pursuant to a Technology Transfer Agreement entered into on October 25, 1997. See Item 1 - "BUSINESS License Agreements - Wyatt Technology Corporation."

-------------
MISCELLANEOUS
-------------

The Company's Board of Directors has adopted a policy that no transaction between the Company and any officer, director, employee or members of their family shall be entered into without the full disclosure of such transaction to and the approval of such transaction by the non-interested members of the Board of Directors. Furthermore, no agreements will be entered into regarding royalties, distributorships, supply agreements, sales agreements, the borrowing of money or the sale or granting of securities or options or the leasing or buying of property by the Company (exclusive of routine supply or sales agreements not exceeding $25,000), or any other type of contract over three months or $50,000 without the approval of the Board of Directors.

-------------------------------------------------------------------------------
ITEM 13. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------------------------------------

As of the date of this report, all directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company has filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, with the following exceptions: None.

                                     PART IV

-------------------------------------------------------------------------------
ITEM 14. EXHIBITS
-------------------------------------------------------------------------------

       3.1      Articles of Incorporation of the Registrant, as amended. ***

       3.2      By-Laws of the Registrant, as amended. *

       10.10.U  10% Two-Year Convertible Term Note with
                Anthony M. Frank dated January 26, 1998

       10.10.V  10% Two-Year Convertible Term Note with
                Anthony M. Frank dated February 4, 1998
                (face sheet only)

       10.19 Form of Indemnity Agreement with each current Officer and Director. **

       10.47.8 License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). ******

       10.47.9 Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). ******

       10.48 Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994. ****

       10.48.1 Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997. *****

       10.51 Settlement Agreement with Economic Development Bank for Puerto Rico dated May 16, 1997. *****

       10.52 Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. *******

       27.      Financial Data Schedule.

--------------------------

* Previously filed on December 15, 1986 in connection with Registration Statement of Registrant on Form S-1, File No. 33-10669.

** Incorporated by reference to Exhibit "B" to Registrant's Definitive Proxy Statement, dated April 20, 1988, for the Annual Meeting held May 18, 1988, as filed on May 4, 1988.

*** Previously filed on February 28, 1989 in connection with Registrant's Form 10-K for the fiscal year ended October 31, 1988.

**** Previously filed on October 11, 1995 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1994.

***** Previously filed on July 16, 1997 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1996.

****** Previously filed on September 11, 1997 in connection with Registrant's Form 10-QSB for the fiscal quarter ended July 31, 1997.

*******         Previously filed on November 14, 1997 in connection with
                Schedule 13-D filed by Wyatt Technology Corporation.

-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated:  January 30, 1998


                                     ELECTROPURE, INC.


                                     BY      /S/  CATHERINE PATTERSON
                                        ---------------------------------------
                                                  CATHERINE PATTERSON
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.



----------
SIGNATURES
----------

 /S/  WILLIAM F. FARNAM                              Director              January 30, 1998
 --------------------------------------------
 WILLIAM F. FARNAM

 /S/  RANDALL P. FRANK                               Director              January 30, 1998
 --------------------------------------------
 RANDALL P. FRANK

                                                     Director
 --------------------------------------------
 RANDOLPH S. HEIDMANN

 /S/  WILLIAM H. LEE                                 Director              January 30, 1998
 --------------------------------------------
 WILLIAM H. LEE

 /S/  FLOYD H. PANNING                        Chief Executive Officer      January 30, 1998
 --------------------------------------------      and Director
 FLOYD H. PANNING

                                                  Chief Financial
 /S/  CATHERINE PATTERSON                       Officer (Principal         January 30, 1998
 --------------------------------------------     Financial and
 CATHERINE PATTERSON                            Accounting Officer)


                          ALEX N. CHAPLAN & ASSOCIATES
-------------------------------------------------------------------------------
Certified Public Accountant                   23622 Calabasas Road, Suite 107 A
                                                   Calabasas, California  91302
                                                                 (818) 591-1901
                                                             FAX (818) 222-0727



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and
Stockholders of Electropure, Inc.

We were engaged to audit the accompanying balance sheets of Electropure, Inc. ("the Company") as of October 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years in the two-year period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the years ended October 31, 1996 and 1997 in conformity with generally accepted accounting principles.

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

                    ----------------------------------------


As more fully described in Note 8 to the financial statements, the Company is party to certain claims and litigation. The final outcome resulting from certain of these claims and litigation is not presently determinable. Except for a $23,331 allowance for lawsuit settlement accrued by the Company, no provision has been made in the financial statements and financial statement schedules for the effects, if any, of such claims and litigation.


/S/  ALEX N. CHAPLAN


Calabasas, California
January 29, 1998

                                ELECTROPURE, INC.

                                 BALANCE SHEETS




                                                          Year ended
                                                         -----------
                      Assets                           October 31, 1997
-------------------------------------------------      ----------------
Current assets:

  Cash                                                     $367,680

  Receivables:
    Trade accounts                                           14,988
    Due from related parties                                115,227
    Allowance for doubtful receivables                      (85,528)
                                                           --------
                                                             44,687

  Inventory:
    Raw materials                                             7,498

  Other current assets (Note 1)                              26,001

               Total Current Assets                         445,865
                                                           --------

  Propery and equipment, at cost:
    Office equipment                                          3,584
                                                           --------
                                                              3,584

    Less accumulated depreciation and amortization              172
                                                           --------
                                                              3,412

  Acquired technology, net (Note 7)                         445,676

                   Total Assets                            $894,953
                                                           ========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS




                                                          Year ended
 Liabilities and Stockholders' Equity (Deficiency)     October 31, 1997
-----------------------------------------------------  ----------------

Current liabilities:
  Notes payable to stockholders                         $    29,736
  Accounts payable                                           37,843
  Accrued liabilities                                        23,960
  Allowance for loss on lawsuit settlements                  23,331
                                                        -----------
                          Total current liabilities         114,870

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01
  assigned par value.  Authorized 2,600,000 shares;
  issued and outstanding 2,600,000 shares
  in 1996 and 1997                                           26,000

Stockholders' deficit:
  Common stock, $.01 assigned par value.
   Authorized 20,000,000 shares;  2,264,806 shares
   issued and 2,224,806 shares outstanding in 1996;
   7,774,293 shares issued and 7,734,293
    shares outstanding in 1997                               77,343
  Class B common stock, $.01 assigned par value.
    83,983 shares authorized, issued and outstanding in
    1996 and 1997                                               840
  Additional paid-in capital                             17,999,946
  Accumulated deficit                                   (17,121,280)
  Notes receivable on common stock                         (202,766)
                                                        -----------
                                                            754,083

                                                        -----------
Total Liabilities and Stockholders' Equity              $   894,953
(Deficiency)
                                                        ===========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS



                                                                 Year ended
                                                                 October 31,
                                                       ------------------------------
                                                          1996               1997
                                                       ----------        -----------
License fees received                                  $   81,559        $    78,437
Sales                                                           -             44,989
                                                       ----------        -----------
                                                           81,559            123,426
Cost of goods sold                                              -             26,193
                                                       ----------        -----------
Gross margin                                               81,559             97,233

Costs and expenses:
  Sales and marketing                                           -             16,926
  General and administrative                              140,202            204,674
                                                       ----------        -----------
                                                          140,202            221,600
                                                       ----------        -----------
Loss from operations                                      (58,643)          (124,367)
                                                       ----------        -----------
Other income and (expense):
  Interest expense                                        (12,155)            (2,002)
  Interest income                                             239               -
  Financing costs                                        (332,912)          (898,069)
  Lawsuit settlement costs                                      -            (58,875)
  Compensatory stock options                                    -            (11,719)
  Miscellaneous income (expense)                             (800)            (1,001)
                                                       ----------        -----------
                                                         (345,628)          (971,666)
                                                       ----------        -----------
    Loss before extraordinary item                       (404,271)        (1,096,033)

Extraordinary item:
  Gain on liabilities written off                         113,188                  -
                                                       ----------        -----------
                Net income (loss)                      $ (291,082)       $(1,096,033)
                                                       ==========        ===========

Net income (loss) per share of common stock
  Before extraordinary item                                 (0.21)             (0.37)
  Extraordinary item:
    Gain on liabilities written off                          0.06                  -
                                                       ----------        -----------
                                                       $    (0.15)       $     (0.37)
                                                       ==========        ===========

Weighted average common shares outstanding              1,926,868          2,955,690
                                                       ==========        ===========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS




                                                                              Year ended
                                                                              October 31,
                                                                  ----------------------------------
                                                                      1996                  1997
                                                                  ------------          -----------
Cash flows from operating activities:
  Net loss                                                        $   (291,082)         $(1,096,033)
                                                                  ------------          -----------
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                           49                1,593
    Financing costs related to issuance of warrants                     44,625               11,719
    Financing costs related to issuance of common stock                288,287              950,147
    Change in assets and liabilities, net of noncash
     transactions:
      Decrease (increase) in receivables                                 3,348              (44,039)
      Decrease (increase) in inventory                                       -               (7,498)
      Decrease (increase) in other assets                              (20,539)              (9,046)
      Increase in notes payable                                              -               12,000
      Increase (decrease) in accounts payable and accrued             (130,073)              30,841
        expenses
      Increase in interest payable, net                                  1,430                2,002
                                                                   ------------          -----------
                       Total adjustments                               187,127              947,719
                                                                  ------------          -----------
              Net cash used in operating activities                   (103,955)            (148,314)

Cash flows from investing activities:   None

Cash flows from financing activities:
  Proceeds from issuance of common stock                               100,886              515,320
                                                                  ------------          -----------
            Net cash provided by financing activities                  100,886              515,320
                                                                  ------------          -----------
                 Net increase (decrease) in cash                        (3,069)             367,006

                   Cash at beginning of period                           3,743                  674
                                                                  ------------          -----------
                      Cash at end of period                       $        674          $   367,680
                                                                  ============          ===========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS



                                                         Year ended October 31,
                                                         -----------------------
                                                            1996         1997
                                                         ---------     ---------
Supplemental disclosures of cash flow information -
cash paid
  during the period for interest                          $     -      $      -
                                                          =======      ========
Supplemental schedule of noncash investing and
financing activities -
  Purchase of certain property and equipment for
    notes payable and capital lease obligations                 -             -
  Sale of acquired technology for common stock                  -             -
                                                          =======      ========
                                                                -             -
                                                          =======      ========
Additional common stock was issued upon the following:
  Conversion of short-term debt                                 -             -
  Exercise of options in exchange for receivable on             -             -
common stock
  Exercise of warrants paid for by reduction of                 -             -
short-term debt
  Issuance of common stock pledges                              -             -
  Issuance of common stock for technology acquisition           -       447,146
  Issuance of common stock for lawsuit settlements              -             -
  Issuance of common stock for debt settlement            288,287             -
                                                          -------      --------
                                                          288,287       447,146
                                                          =======      ========
Redeemable preferred stock issued as a common stock             -             -
dividend
                                                          =======      ========
Redeemable preferred stock issued as a key officer bonus        -             -
                                                          =======      ========
Additional noncash equity transactions are as follows:
  Warrants granted to obtain loans                              -             -
  Warrants granted for lawsuit settlements                      -             -
  Grants of stock options below market                          -        11,719
  Sale of common stock to officers below market                 -             -
  Sales of common stock to stockholders below market            -             -
  Sale of preferred stock to stockholders below market          -             -
  As consideration for acquisition of a purchase option         -             -
  As consideration for services received                        -             -
  Cancellation of stock issued                                  -             -
                                                                -             -
                                                          -------      --------
                                                          $     -      $ 11,719
                                                          =======      ========



See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)




                                              Common Stock                       Class B Common Stock
                                     ----------------------------------     -----------------------------
                                                           Amount                             Amount
                                       Number         ----------------      Number       ----------------      Additional
                                         of           Per                   of           Per                    paid-in
                                       shares         share      Total      shares       share      Total       capital
                                     ---------        -----     -------     ------       -----     ------     -----------
Balance at October 31, 1995          1,757,943        $   -     $17,580     83,983       $ -       $ 840      $15,659,685

Issuance of common stock on
  exercise of warrants                     500         0.50           5          -         -           -              245
  exercise of warrants                   8,313         1.50          83          -         -           -           12,386
  exercise of warrants                   4,586         2.00          46          -         -           -            9,120

Issuance of common stock for cash       20,000         2.00         200          -         -           -           39,800

Issuance of common stock for
  services rendered                     20,000         1.20         200          -         -           -           23,800
  services rendered                      8,696         1.70          87          -         -           -           14,913

Issuance of common stock for
  conversion of debt                   253,334         0.60       2,533          -         -           -          126,667
  conversion of debt                   151,434         0.90       1,514          -         -           -          149,467

Issuance of warrants below fair              -            -           -          -         -           -           44,625
market value

Net Loss                                     -            -           -          -         -           -                -
                                    ----------        -----     -------    -------       ---        ----      -----------
Balance at October 31, 1996          2,224,806            -      22,248     83,983         -         840       16,080,709

Issuance of common stock on
  exercise of warrants                 107,400         0.50       1,074          -         -           -           52,626
   license termination               1,717,484         0.31      17,175          -         -           -          520,881
   license termination                 566,409         0.38       5,664          -         -           -          206,739
   license termination                 362,500         2.00       3,625                                           132,313

Issuance of common stock for:
  cash                                  30,988         0.38         310          -         -           -           11,310
  cash                                 500,000         1.00       5,000          -         -           -          495,001
  services rendered                     20,000         1.00         200          -         -           -            9,175
  services rendered                      4,706         1.59          47          -         -           -            7,453
   technology acquisition            2,100,000         0.52      21,000          -         -           -          426,146
   lawsuit settlement                  100,000         1.00       1,000          -         -           -           45,875

Issuance of warrants below
  fair market value                          -            -           -          -         -           -           11,719

Net Loss                                     -            -           -          -         -           -                -
                                    ----------        -----     -------    -------       ---        ----      -----------
Balance at October 31, 1997          7,734,293        $   -     $77,343     83,983       $ -        $840      $17,999,946




                                                           Deficit
                                             Notes        accumulated          Net
                                           receivable       in the        stockholders'
                                            on common     development         equity
                                              stock          stage         (deficiency)
                                           ----------    -------------    -------------
Balance at October 31, 1995                $(152,766)    $(15,734,163)     $  (208,824)

Issuance of common stock on
  exercise of warrants                             -                -              250
  exercise of warrants                             -                -           12,469
  exercise of warrants                             -                -            9,166

Issuance of common stock for cash                  -                -           40,000

Issuance of common stock for
  services rendered                                -                -           24,000
  services rendered                                -                -           15,000

Issuance of common stock for
  conversion of debt                               -                -          129,200
  conversion of debt                               -                -          150,981

Issuance of warrants below fair                    -                -           44,625
market value

Net Loss                                           -         (291,083)        (291,083)
                                           ---------     ------------      -----------
Balance at October 31, 1996                 (152,766)     (16,025,246)         (74,216)

Issuance of common stock on
  exercise of warrants                       (25,000)               -           28,700
   license termination                             -                -          538,056
   license termination                             -                -          212,403
   license termination                                                         135,938

Issuance of common stock for:
  cash                                             -                -           11,620
  cash                                       (25,000)                          475,001
  services rendered                                -                -            9,375
  services rendered                                -                -            7,500
   technology acquisition                          -                -          447,146
   lawsuit settlement                              -                -           46,875

Issuance of warrants below
  fair market value                                -                -           11,719

Net Loss                                           -       (1,096,034)      (1,096,034)

                                           ---------     ------------      -----------
Balance at October 31, 1997                $(202,766)    $(17,121,280)     $   754,083










See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                          Notes to Financial Statements

                                October 31, 1997


-------------------------------------------------------------------------------
(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

-----------
THE COMPANY
-----------

H OH, Inc. was incorporated on December 13, 1979 to design and develop a proprietary electrochemical water purification system.

HOH Water Technology Corporation was incorporated on December 8, 1982 to market the water purification system being developed by H OH, Inc.

Common stock was sold in H OH, Inc. from March 29, 1983 through October 21, 1983. On September 14, 1984, all of the outstanding shares of common stock in H OH, Inc. were exchanged for an equal number of shares of common stock in HOH Water Technology Corporation. The exchange of stock was accounted for in a manner similar to that of a pooling of interests. No additional shares of common stock in H OH, Inc. were issued subsequent to the exchange on September 14, 1984.

Between the date of its incorporation, December 8, 1982, and September 14, 1984, HOH Water Technology Corporation was virtually inactive. Similarly, H OH, Inc. was virtually inactive subsequent to September 14, 1984. In addition, HOH Water Technology Corporation continued to design and develop the proprietary electrochemical water purification system which H OH, Inc. was originally incorporated to design and develop.

For financial statement purposes, HOH Water Technology Corporation and H OH, Inc. are considered to represent the activities of a single entity which has essentially operated under the same ownership and management. Additionally, the two companies were legally merged on October 30, 1986. Accordingly, the accompanying consolidated financial statements include the accounts of HOH Water Technology Corporation and H OH, Inc. from their respective dates of incorporation.

In July, 1996, the Company changed its name to "Electropure, Inc." and underwent a one-for-ten reverse stock split. FOR PURPOSES OF THIS REPORT, ALL ISSUANCES OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK ARE REFLECTED IN POST-REVERSE SPLIT AMOUNTS.

On July 29, 1992, the Company granted EDI Components ("EDI"), a privately-held California corporation, an exclusive license to manufacture and market its patented EDI technology in exchange for the payment of license fees by EDI. Pursuant to an agreement between the parties, such license was terminated effective August 5, 1997 and the obligation of EDI to pay further license fees also terminated. See Note 7 - "License Agreement - EDI Components." Under the terms of the 1992 license, as amended, the Company received an aggregate of $529,991 in license fees from EDI.

                                ELECTROPURE, INC.

---------
LIQUIDITY
---------

As of October 31, 1997, the Company had current assets in excess of current liabilities of $330,995, a deficit accumulated during the development stage of $17,121,280 and a stockholders' equity of $754,083. In July, 1992, due to a lack of working capital, the Company entered into a License Agreement with EDI Components (a California corporation) to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. During fiscal year 1996, the Company funded its working capital needs from license fees received from EDI in the sum of $81,559 and $21,886 from the exercise of 13,396 warrants at prices ranging from $0.50 to $2.00 per share. The Company realized an additional $24,000 on the issuance of 200,000 shares in consideration for services rendered during fiscal 1996 and $55,000 in net proceeds from the sale of 28,696 shares of common stock. During the fiscal year ended October 31, 1997, the Company received an additional $78,437 in license fees from EDI Components. Of such amount, $5,500 was credited as lease payments through September 30, 1997 on the facility sub-leased by EDI to the Company. The Company received an additional $486,620 and a note receivable on common stock in the sum of $25,000 from the sale of 530,988 shares of common stock during fiscal 1997, as well as $28,700 in net proceeds and a $50,000 note receivable on the exercise of 107,400 warrants at $0.50 per share. See Note 5 - "Stockholders' Deficit - Common Stock Activity."

During the fiscal year ended October 31, 1996, the Company prepaid $20,000 for accounting and auditing fees in anticipation of the expenses to be incurred for the audit of its financial statements for such fiscal year end. During the fiscal year ended October 31, 1997, the Company incurred $15,100 in fees and expenses for such audit, as well as for corporate income tax preparation, which reduced the prepaid deposit for accounting and auditing fees to $4,900 as of the fiscal year ended October 31, 1997. Additionally, during the fiscal year ended October 31, 1997, the Company prepaid $21,101 for certain manufacturing equipment and inventory which the Company will purchase from EDI Components. The purchase, which is expected to be concluded within sixty (60) days, has been delayed until a complete inventory of the equipment and parts can be accomplished. The purchase price is not expected to exceed a total of $25,000, including the prepaid amount, and will be based on the net book value of the equipment and fair market value of the physical inventory.

In October, 1996, the Company learned that a $3 million default judgment had been rendered against it in June, 1996 in Puerto Rico with regard to a 1989 investment made in the subsidiary by the Economic Development Bank for Puerto Rico. In May, 1997, the Company negotiated a settlement of such judgment requiring the issuance of shares and warrants to the Puerto Rico Bank. See Note 8 - "Litigation and Claims."

The Company entered into an agreement in August, 1997 terminating the 1992 license relationship with EDI Components. Such agreement provided for an initial issuance of 362,500 shares of the Company's Common Stock to the investors of EDI and additional issuances of up to 516,479 shares if the Company's Common Stock reaches certain "trigger values" in the future. See Note 7 - "Agreements - EDI Components."

                                ELECTROPURE, INC.

In October, 1997, the Company entered into a Technology Transfer Agreement with Wyatt Technology Corporation ("Wyatt"). Such agreement provides the Company with an exclusive worldwide licenses to use and commercially exploit certain intellectual property in an effort to develop drinking water monitoring technology based on Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques. The agreement provided for the issuance to Wyatt of 2,100,000 shares of the Company's Common Stock, with certain registration rights. See Note 7 - "Agreements - Wyatt Technology Corporation."

Prior to the above License Termination Agreement, the Company's licensee, EDI Components, had initiated sales and marketing operations for the EDI technology and had begun preliminary training of original equipment manufacturers who will be the primary distributors of the Company's product. Since the license was terminated, the Company hired the staff of EDI Components and has begun producing and selling EDI products. The Company has also begun a research program to develop a drinking water monitoring device based upon the technology acquired from Wyatt Technology Corporation in October, 1997. Working capital was raised to carry on both sales and marketing of the EDI product and the research and development of the Wyatt technology through approximately August, 1998, although additional funds may be required earlier. The Company anticipates that it will seek to secure additional operating capital, initially, through private funding sources as an intermediate step to a secondary public offering of the Company's securities. No assurances can be given that the Company can or will obtain sufficient working capital through the sale of the Company's securities or that the sale of products can or will generate sufficient revenues in the future to sustain operations. The Company's ability to continue as a going concern will be reliant upon its ability to do so. The Company believes, however, that the current market interest in its product is strong and will enhance its ability to generate sufficient revenues from the sale of the Company's products and well as the Company's securities in the near future.

-----------------------------
DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation is provided for property and equipment over an estimated useful life of five years using the straight-line method. When applicable, leasehold improvements and equipment under capital lease obligations will be amortized using the straight-line method over the lesser of the terms of the respective leases or estimated useful lives. The technology acquired from Wyatt Technology Corporation on October 25, 1997 is amortized on a straight-line method over five years, which is the remaining life of the primary patent covering such technology.

---------
INVENTORY
---------

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for EDI water purification modules.

                                ELECTROPURE, INC.

------------------------
RESEARCH AND DEVELOPMENT
------------------------

Research and development expenditures are charged to expense as incurred. The Company has not conducted any research and development activities since entering into the license relationship with EDI Components and the financial statements for the fiscal years ended October 31, 1996 and 1997 reflect that fact. However, the Company may in the future conduct research and development activities on its EDI-related technology. Additionally, the Company will reflect research and development expenses pursuant to the research program begun in December, 1997 on the technology acquired from Wyatt Technology Corporation in October, 1997.

--------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This statement is effective for the Company's fiscal year ending October 31, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income consists of net income or loss for the current period and other comprehensive income, revenue, expenses, gains, and losses that by pass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 does not apply to an entity that has no items of other comprehensive income in any period presented. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Statements of Shareholders' Equity (Deficiency) as needed, as required under SFAS 130. Management expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the ultimate impact is unknown, it is the opinion of the Company's management that adoption of this Statement will not have a material effect on financial results in the year of adoption. The Company presently expects to adopt the new Standard for the fiscal year beginning November 1, 1998.

-------------------------------------------------------------------------------
(2)  DUE FROM RELATED PARTIES
-------------------------------------------------------------------------------

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

                                ELECTROPURE, INC.

are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at October 31, 1996 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of October 31, 1997 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 3,757 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,115, which has been offset by an allowance for doubtful accounts.

Between August, 1997 (when the license relationship with EDI Components was terminated) and October 31, 1997, the Company sold products for which the Company's former licensee (EDI) mistakenly received some payments. A total of $36,329 remained due from EDI as of October 31, 1997. In January, 1998, the Company received a total of $19,500 in payments from EDI to reduce the outstanding receivable.

-------------------------------------------------------------------------------
(3)  NOTES PAYABLE TO STOCKHOLDERS
-------------------------------------------------------------------------------

        Notes Payable to Stockholders are summarized as follows:


                                                                October 31,
                                                       -----------------------------
                                                           1996           1997
                                                       ------------- ---------------
                Unsecured note payable to one
                  individual, with interest at 10%       $15,734         $17,307
                Unsecured note payable to one
                  entity, with interest at 8%               -             12,429
                                                       -----------------------------
                                                         $15,734         $29,736

The Company issued a note in the principal sum of $12,000, at 8% annual interest, to the Economic Development Bank for Puerto Rico as part of the May, 1997 agreement to settle a $3 million judgment rendered against the Company. See
Note 8 - "Litigation and Claims." The principal amount of such note was expensed as a cost for lawsuit settlement for the fiscal year ended October 31, 1997. Such note, plus all interest accrued thereon, was satisfied in January, 1998. The balance of notes payable reflected above remains outstanding and, as of October 31, 1997, is past due.

-------------------------------------------------------------------------------
(4)  COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

The original cost and accumulated depreciation of assets recorded under capital leases at October 31, 1996 and 1997 is as follows:



                                                                October 31,
                                                       -----------------------------
                                                           1996           1997
                                                       -----------------------------
                       Furniture and fixtures          $       539   $     3,584
                    Less accumulated depreciation
                          and amortization                      49           172
                                                       -----------------------------
                                                       $       490   $     3,412
                                                       =============================

                                ELECTROPURE, INC.

-----------
COMMITMENTS
-----------

The Company has occupied its present office in Laguna Hills, California through a sub-lease arrangement with its former licensee, EDI Components. The Company paid $500 per month, which includes the use of all utilities, equipment and facilities on the premises from June, 1992 through July, 1995. Since, 1995, the Company occupied such premises without payment to EDI Components and accrued no lease expense from such date and for the fiscal year ended October 31, 1996. Between November 1, 1996 and September 30, 1997, the Company accrued an expense of $500 per month for the sub-lease of the premises and has recorded a $5,500 credit for license fees received from EDI Components during the fiscal year ended October 31, 1997. As of October 1, 1997, the Company assumed the lease obligation on its present facility and paid a monthy lease payment in the sum of $3,892 for the month of October, 1997. Consequently, during the fiscal year ended October 31, 1997, the Company reflected lease payments on the facility which it currently occupies in the sum of $9,392.

In November, 1997, the Company entered into a three-year lease agreement on a 30,201 sq. ft. facility located in Laguna Hills, California to which it intends to relocate beginning in February, 1998. See Note 11 - "Subsequent Events." The Company has committed to monthly lease payments, pursuant to such lease agreement, in the sum of $16,000 and intends to sub-lease approximately 10,000 sq. ft. of such facility in order to defer its monthly lease obligations.

-------------------------------------------------------------------------------
(5)  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------------

------------------------------
STOCK BASED COMPENSATION PLANS
------------------------------

Under APB 25 no compensation expense has been recorded. The Company adopted the disclosure only option under Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation" as of November 1, 1996. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. Consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                            October 31,
                                                 -------------------------------
                                                       1996            1997
                                                 --------------- ---------------
                    Net Loss:
                      As reported                   $( 291,082)    $(1,096, 033)
                      Pro forma                     $( 291,082)     $(1,111,914)
                    Loss per share:
                      As reported                       $(0.15)          $(0.37)
                      Pro forma                         $(0.15)          $(0.38)

                                ELECTROPURE, INC.

----------------------------------
NET LOSS PER SHARE OF COMMON STOCK
----------------------------------

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (`SFAS No. 128") in February 1997. The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. There is no impact expected to net income (loss) per share for the periods ended October 31, 1996 and 1997.

-------------------------------
GAIN ON LIABILITIES WRITTEN OFF
-------------------------------

During fiscal 1996, the Company settled an account payable to its former lawfirm for the reduced sum of $25,000, which was paid by EDI Components, the Company's licensee and recorded as license fees received. The Company realized a gain in the sum of $113,188 pursuant to such settlement. The Company recognized an additional gain of $11,899 on writing off a 1992 bill for services rendered which was forgiven by the Company's patent counsel during fiscal year 1996 when the Company settled its patent litigation action against Millipore Corporation.

-------------
VOTING RIGHTS
-------------

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

---------------------
COMMON STOCK ACTIVITY
---------------------

FISCAL 1996
-----------

In July, 1996, the Company changed its name to "Electropure, Inc." and underwent a one-for-ten reverse stock split. FOR PURPOSES OF THIS REPORT, ALL ISSUANCES OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK ARE REFLECTED IN POST-REVERSE SPLIT AMOUNTS.

                                ELECTROPURE, INC.

Between November, 1995 and January, 1996, the Company realized net proceeds of $21,886 on the exercise of 13,396 of warrants at prices ranging from $0.50 to $2.00 per share.

In February, 1996, the Company sold 20,000 shares of common stock to two individuals in a private placement offering at $2.00 per share, resulting in net proceeds to the Company in the sum of $40,000. The Company issued an additional 20,000 shares of common stock in February, 1996 in exchange for $24,000 in services rendered. The transaction resulted in an increase in common stock and additional paid in capital and a $24,000 general and administrative expense.

Pursuant to the provisions of the July, 1992 agreements with EDI Components, the Company agreed to exchange shares, at discounts of 25% and 50% to the fair market value, in cancellation of certain loans made to EDI Components. Consequently, between February and March, 1996, the Company issued a total of 404,764 shares of its common stock at prices of $0.60 and $0.90 per share to six
(6) individuals, all of whom are investors in EDI Components, to cancel principal interest on loans made to that entity and interest accrued thereon. The transaction resulted in a $288,287 finance expense to the Company.

FISCAL 1997
-----------

In May, 1997, the Company issued 100,000 shares of Common Stock to the Economic Development Bank for Puerto Rico (the "Bank") in settlement of a $3 million judgment rendered against the Company and various current officers and former directors. The settlement also provided for the issuance of 100,000 five-year warrants to purchase Common Stock at $1.00 per share and a $12,000 promissory note to the Bank to cover certain costs and attorneys fees. See Note (8) "Litigation and Claims." The fair market value of similar common stock at the date of the settlement agreement was used as the best indication of the value of the shares issued; accordingly, $46,875 was expensed and added to common stock and additional paid-in capital.

In May, 1997, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock and 20,000 ten-year warrants to purchase Common Stock at $1.00 per share as a bonus to an individual who assisted in negotiating the above settlement with the Puerto Rico bank. The fair market value of the Common Stock, aggregating $9,375, has been added to common stock and additional paid-in capital and recorded as an expense.

On June 2, 1997, Anthony Frank exercised his option to convert, at approximately $0.31 per share, the principal and interest accrued on a $500,000 loan made to EDI Component on February, 1996. The conversion resulted in the issuance of 1,717,484 shares of Common Stock, 319,202 of which were sold by Mr. Frank to Floyd Panning, President of EDI Components, at his cost of $100,000, or approximately $0.31 per share. An additional 319,202 of such shares were sold by Mr. Frank to his son, Randall Frank, under identical terms. The fair market value of such shares, totaling $538,055, was expensed and added to common stock and additional paid-in capital for the fiscal year ended October 31, 1997.

                                ELECTROPURE, INC.

In August, 1997, the Company issued 566,409 shares of Common Stock on the conversion of $200,000 in principal, plus $12,404 in accrued interest, on loans made to EDI Components and assumed by the Company under the terms of the License Termination Agreement with that entity. The fair market value of similar Common Stock, aggregating $212,404 or $0.375 per share, was expensed and added to common stock and additional paid-in capital. Mr. Anthony Frank received 418,960 of such shares issued, on the conversion of $150,000 in principal loans, plus $7,110 in accrued interest. He sold, at his cost of $0.375 per share, 100,000 of such shares to his daughter and 50,000 shares each to the Company's Chief Financial Officer, Catherine Patterson, and to Ronald O'Hare, the Company's Manager of Engineering and Product Design.

In August, 1997, the Company sold 30,988 shares of Common Stock, at $0.375 per share, for net proceeds of $11,620. The fair market value of similar Common Stock on the date of issuance was equal to the $0.375 per share purchase price. Consequently, no expense was recorded for this transaction.

As of August, 1997, the Company began a private placement offering of units consisting of 25,000 shares of Common Stock and 12,500 redeemable three-year warrants to purchase Common Stock at $2.00 per share. See Note (5) - "Stockholders' Deficit Warrants." As of October 31, 1997, the Company had issued units representing 500,000 shares of Common Stock and 250,000 warrants for net proceeds of $475,000 and a note in the amount of $25,000. In October, 1997, the Company issued 4,706 shares of Common Stock as a commission related to the sale of two of the above private placement units. The fair market value of the Common Stock was $7,500 and was expensed and added to common stock and additional paid-in capital.

Between August and October, 1997, the Company issued 107,400 shares of Common Stock on the exercise of warrants at $0.50 per share and realized net proceeds in the amount of $28,700 and a note receivable on common stock in the sum of $25,000. The note was issued by the Company's President, Floyd Panning, on the exercise of 50,000 of such warrants. See Note (7) "Agreements - Floyd Panning." Of such 107,400 warrants exercised, 95,400 represented warrants that had been issued to various investors of EDI Components, including 40,000 issued to Floyd Panning, under the terms of the 1992 license agreements. Such warrants were to expire upon termination of the license and were extended, per the August, 1997 termination agreement, until October 1, 1997.
See Note 7 - "Agreements - EDI Components."

On October 25, 1997, the Company issued 2,100,000 shares of its Common Stock to Wyatt Technology Corporation pursuant to acquire exclusive rights to certain proprietary technology. The fair market value of the Common Stock was independently appraised at $447,146. Consequently, the Company reflected an increase in acquired technology, common stock and additional paid-in capital totaling that amount. See Note 7 - "Agreements - Wyatt Technology Corporation."

On various dates through October 31, 1997, the Company has allowed certain individuals, including current and former officers and directors, to purchase shares and to exercise options or

                                ELECTROPURE, INC.

warrants held by them in exchange for notes. See Note (5) - "Notes Receivable on Common Stock." The balance of notes receivable on common stock is reflected as a reduction of equity in the accompanying Statement of Stockholders' Equity (Deficiency) and is as follows:



                                                                       October 31,
                                  Number of          Date        ----------------------
                Holder        Shares Exercised     Exercised       1995       1996
           ------------------ ------------------ --------------- --------- ------------
           Former Officer           6,650          09/07/89       $108,395    $108,395
           Former Officer           1,350          02/02/90
                                                                     6,075       6,075
           Former Director          2,500          05/01/90
                                                                     1,250       1,250
           Former Director          5,000          10/06/93
                                                                     2,500       2,500
           Trust                    2,000          10/11/89
                                                                     1,250       1,250
           Others                   6,004        Various 1990
                                                                       842         842
           Others                  10,604        Various 1991       32,454      32,454
           Officer/Director        50,000          08/22/97         25,000      25,000
           Others                  25,000          10/14/97         25,000      25,000
                                                                  --------    --------
                                                                  $202,766    $202,766
                                                                  ========    ========


--------
WARRANTS
--------

On February 23, 1996, the Company and its (now former) licensee, EDI Components, entered into a Convertible Loan agreement with a shareholder in both entities, whereby EDI Components was loaned the sum of $500,000 for a period of two years at 10% interest. As additional consideration for the loan, the Company granted the lender a first security interest in all of the Company's patents and future patents during the term that the loan remains outstanding. As further consideration for the loan, the Company granted the lender 300,000 five-year warrants to purchase common stock at $2.25 per share. The fair market value of the Company's Common Stock was less than the exercise price of the Warrants and no expense was recorded for the issuance. At the time such warrants were granted, the fair market value of similar restricted Common Stock was $0.90 per share and the exercise price of such warrants was chosen in anticipation of the Company effecting a one-for-ten reverse stock split. Consequently, pursuant to the terms of the loan, no adjustment in the number or exercise price of such warrants would be made pursuant to the reverse stock split which was effected on July 25, 1996. Such warrants, however, carry other anti-dilution provisions and may, in the future, be subject to changes in the Company's capital structure. Under the terms of the loan agreement, in June, 1997, the lender converted the principal and interest accrued on such loan into the Company's common stock.
See Note (5) - "Stockholders' Deficit - Common Stock Activity."

In August, 1996, the Company issued 75,000 warrants to purchase common stock at $1.19 per share to three (3) individuals as bonuses in consideration for advisory services rendered to the Company. The difference between the fair market value of the Company's Common Stock and the purchase price of the warrants, aggregating $44,625, was expensed as of the fiscal year ended October 31, 1996.

                                ELECTROPURE, INC.

In May, 1997, the Company issued 100,000 warrants to purchase Common Stock to the Economic Development Bank for Puerto Rico in settlement of a $3 million judgment rendered against the Company and various current and former officers and directors. The warrants are exercisable, at $1.00 per share, until June 13, 2002. Also in May, 1997, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock and 20,000 ten-year warrants to purchase Common Stock at $1.00 per share as a bonus to an individual who assisted in negotiating the above settlement with the Puerto Rico bank. The fair market value of the Company's Common Stock was less than the exercise price of the above warrants and, as a result, no expense was recorded on these warrant issuances.

In August, 1997, pursuant to the terms of an Employment Agreement, the Company granted Floyd Panning 125,000 warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 annually commencing with the August 5, 1997 effective date of the agreement. See Note (8) - "Agreements - Floyd Panning." The difference between the fair market value of similar Common Stock on the date of grant and the exercise price of such warrants resulted in an expense of $11,719 on the issuance.

On August 14, 1997, the Board of Directors authorized the granting 10,000 warrants to purchase Common Stock to each Director as annual consideration for service on the Board. Pursuant thereto, 50,000 ten-year warrants were issued to five (5) Directors on August 14, 1997 at an exercise price of $0.375 per share. An additional 10,000 ten-year warrants were issued to Randall Frank, who joined the Board on October 25, 1997, at an exercise price of $0.68 per share. No expense was incurred pursuant to the issuance of these warrants inasmuch as the fair market value of similar Common Stock equaled the exercise price of such warrants on the respective dates of grant.

In October, 1997, the Company issued 10,000 five-year warrants, at an exercise price of $0.68 per share, to an employee as a bonus. Concurrently, the Company issued 25,000 five-year warrants to a second employee exercisable at $0.68 per share over a five-year period; provided, however, the individual remained employed with the Company. The fair market value of similar Common Stock equaled the exercise price of all such warrants.

On October 25, 1997, the Company granted 300,000 warrants to purchased Common Stock to Gregory Quist in conjunction with an employment arrangement which commenced on December 1, 1997. The warrants are exercisable at $0.68 per share in 60,000 annual increments commencing one year after the grant date. Any warrants which remain unexercised at termination of the employment relationship will automatically expire. Otherwise, such warrants are scheduled to expire in October, 2003. No expense was recorded on the issuance of these warrants as the fair market value of similar Common Stock equaled the exercise price of the warrants as of the date of grant.

Between September and October, 1997, the Company issued 250,000 three-year warrants to purchase Common Stock to various subscribers in the Company's August, 1997 private placement offering. The warrants, exercisable at $2.00 per share, are redeemable by the Company

                                ELECTROPURE, INC.

at any time the closing bid price of the Company's Common Stock exceeds $4.00 per share for any thirty consecutive business days. The redemption price is $0.05 per warrant.

----------------------
1987 STOCK OPTION PLAN
----------------------

The following discussion and table has been reclassified to conform to 1997 presentation to give effect to the Company's one-for-ten reverse stock split in July, 1996.

A total of 50,000 shares of common stock has been reserved for issuance under the Company's 1987 Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options and nonqualified stock options to officers, directors and key employees of the Company and is administered by the Board of Directors or a committee appointed by the Board (the Administrator).

The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Administrator on the date of grant. An incentive stock option may be exercisable for a period not in excess of ten years after the date of the grant. The exercise price of incentive stock options granted to stockholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be no less than 110% of the fair market value on the date of the grant. The option may be exercisable for a period not in excess of five years after the date of grant. In the case of nonqualified stock options, the same criteria exist, except that the exercise price must be no less than 85% of the fair market value per share of the Company's common stock on the date of the grant. During September 1989, the Board of Directors approved a change of exercise price for certain key employees and consultants to the Company. As a result, 11,000 qualified and 2,500 non-qualified options were reduced from the original exercise prices to $.50 per share resulting in additional expense as indicated below.

         The following activity has occurred under the Company's 1987 stock option plan:

                                ELECTROPURE, INC.


---------------------------------------------------------------------
                                         EXERCISE PRICE
QUALIFIED STOCK OPTIONS       SHARES       PER SHARE       EXTENSION
---------------------------------------------------------------------
Granted Fiscal year end 1987    4,000    $   13.80         $  55,200
                              --------                     ----------

Balance at October 31, 1987     4,000        13.80            55,200
Granted                        23,050    13.80 - 16.30       375,715
Exercised                         (50)       13.80              (690)
Cancelled                      (1,000)       13.80           (13,800)
                              --------                     ----------

Balance at October 31, 1988    26,000    13.80 - 16.30       416,425
Exercised                      (8,850)   13.80 - 16.30      (119,430)
Cancelled                      (1,250)   13.80 - 16.30       (19,815)
Exercise price reduction          -             -           (169,110)
                              --------                     ----------

Balance at October 31, 1989    15,900     .50 - 16.30        108,070
Granted                           700        10.30             7,210
Exercised                      (5,000)        0.50            (2,500)
                              --------                     ----------

Balance at October 31, 1990    11,600     .50 - 16.30        112,780
Exercised                      (4,000)        0.50            (2,000)
                              --------                     ----------

Balance at October 31, 1991     7,600     .50 - 16.30        110,780
Cancelled                      (7,100)   10.30 - 16.30      (110,530)
                              --------                     ----------

Balance at October 31, 1992
- 1997                            500   $     0.50         $     250
                              ========                     ==========

---------------------------------------------------------------------
NONQUALIFIED STOCK OPTIONS
---------------------------------------------------------------------
Granted fiscal year end 1987    4,500 $      11.70         $  52,650
                              --------                     ---------

Balance at October 31, 1987     4,500        11.70            52,650
Granted                         1,500     7.00 - 13.90        15,675
Exercised                      (1,000)       11.70           (11,700)
                              --------                     ---------

Balance at October 31, 1988     5,000     7.00 - 13.90        56,625
Exercise price reduction         -             -             (39,200)
                              --------                     ---------

Balance at October 31, 1989     5,000     .50 - 13.90         17,425
Granted                         3,500     8.80 - 9.00         31,300
Exercised                      (1,385)        0.50              (693)
                              --------                     ---------

Balance at October 31, 1990     7,115     .50 - 13.90         48,033
Granted                        14,700     3.70 - 6.10         73,430
Exercised                     (15,700)    .50 - 6.10         (73,930)
                              --------                     ---------

Balance at October 31, 1991     6,115     .50 - 13.90         47,533
Cancelled                      (5,000)    7.00 - 13.90       (46,945)
                              --------                     ---------

Balance at October 31, 1992     1,115         0.50               588
- 1996
Cancelled                        (500)        0.50              (250)
                              --------                     ---------

Balance at October 31, 1997       615    $    0.50         $     338
                              ========                     =========


                                ELECTROPURE, INC.

Incentive stock options are not exercisable for one year from the date of grant, but are exercisable in four equal annual installments thereafter. Generally, nonqualified stock options are exercisable in four equal annual installments commencing on the date of grant.

Between 1987 and October 31, 1990, the Company granted a combined total of 48,885 qualified and nonqualified options at prices ranging from $0.50 and $16.30 per share. At October 31, 1997, options to purchase 3,475 and 6,315 shares of common stock under qualified and nonqualified agreements, respectively, remain exercisable.

--------------------------------
NOTES RECEIVABLE ON COMMON STOCK
--------------------------------

As of October 31, 1997, the Company was due $202,766 from various individuals, including current and former employees, officers and directors, on the purchase of shares and upon the exercise of options and warrants at prices ranging from $0.50 to $16.30 per share. Of such amount, $25,000 is due from the Company's current President, Floyd Panning, on the exercise of 50,000 warrants at $0.50 per share. Payment is due from Mr. Panning either from the proceeds of the sale of such shares or at such time as the Company has paid him amounts accrued as deferred wages while employed by EDI Components. See Note (8) "Agreements - Floyd Panning." An additional $25,000 is due from one individual who purchased 25,000 shares in the Company's August, 1997 private placement offering and is expected to be received in February, 1998. The balance of notes receivable on Common Stock is due from the remaining individuals from the proceeds of any sale of the shares in question.

--------------------------------------------------
ISSUANCE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
--------------------------------------------------

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

The Company did not achieve certain after-tax earning and/or market prices and as of January 31, 1991, the redeemable Convertible Preferred Stock became redeemable by the Company for $0.01 per share as soon as the Company has the funds legally available to do so.

The Convertible Preferred Stock is not assignable or transferable (except upon death or upon approval of a majority of the members of the Board of Directors not holding shares of Convertible Preferred Stock.

                                ELECTROPURE, INC.

----------------------------------------------------------------
ISSUANCE OF CUMULATIVE CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY
----------------------------------------------------------------

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

-------------------------------------------------------------------------------
(6)  ROYALTIES
-------------------------------------------------------------------------------

Royalty interests in the Company's product have been sold to approximately 80 individuals in consideration for loans made in earlier years to the Company. The total royalties granted for certain Electropure ("EDI") water purification units commence at $51.50. As a specified number of units are sold, they decrease to a minimum of $42.50 for every unit sold, leased or placed in service by the Company or its sublicensees until the expiration of all patents and improvement patents covering the unit. The patents expire through August 14, 2001. The royalties decrease as follows:


 -------------------------------- -------------------
      NUMBER OF UNITS SOLD         ROYALTY PER UNIT
 -------------------------------- -------------------
            0 - 4,000                   $51.50
          4,001 - 8,000                 49.50
         8,001 - 60,000                 47.50
         60,001 - 81,600                46.50
        81,601 - 120,000                44.50
        120,001 - 240,000               43.50
           Thereafter                   42.50


-------------------------------------------------------------------------------
 (7)  AGREEMENTS
-------------------------------------------------------------------------------

--------------
EDI COMPONENTS
--------------

Effective August 5, 1997, the Company entered into a License Termination Agreement with EDI Components ("EDI Components") terminating the July, 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to the Company's patented water purification technology. Pursuant to the termination agreement, 362,500 shares of the Company's Common Stock, with an agreed value by the parties of $2.00 per

                                ELECTROPURE, INC.

share, were issued to the investors of EDI Components in amounts commensurate with their capital investment in such entity. The Company has agreed to issue Additional Shares upon the Common Stock of the Company first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share (each a "Trigger Value"). The aggregate value of such Additional Shares shall equal $675,006, $675,012 and $674,982, respectively, for a total additional value of $2,025,000. If all of the Additional Shares are issued pursuant to the License Termination Agreement, the investors of EDI Components will have received a total of 787,979 shares of the Company's Common Stock, with an aggregate value equal to $2,750,000. The fair market value(1) of the Company's restricted Common Stock was $0.375 per share on August 14, 1997, the date on which the 362,500 shares were issued to the investors of EDI Components. Consequently, as a result of such issuance, the Company has reflected a finance charge in the sum of $135,938 on its financial statements for the fiscal year ended October 31, 1997.

In connection with the License Termination Agreement, the Company issued an additional 566,409 shares of Common Stock, at $0.375 per share, upon conversion of $200,000 in indebtedness, plus $12,404 in related interest, on notes payable assumed by the Company from EDI Components. An additional $10,000 principal loan, plus $1,620 in accrued interest, was assumed by the Company and was paid in September, 1997 with the proceeds realized from the sale of an additional 30,983 shares of Common Stock at $0.375 per share.

The License Termination Agreement provided for an extension, until October 1, 1997, on 95,400 warrants to purchase common stock granted to various investors of EDI Components pursuant to the July, 1992 license agreement. As of October 1, 1997, all of such warrants were exercised at $0.50 per share, including 44,000 warrants which had been assigned to William Farnam, a Director of the Company, and 40,000 warrants held by Floyd Panning, president of EDI. Mr. Panning also exercised 10,000 warrants to purchase common stock previously issued to him in February, 1993 at $0.50 per share as a bonus for services rendered. See Note 7 "Agreements - Floyd Panning."

-------------
FLOYD PANNING
-------------

On August 14, 1997, the Company entered into a five-year Employment Agreement (effective August 5, 1997) with Floyd Panning whereby he became the Company's President and Chief Executive Officer. Mr. Panning has the unilateral option to extend such employment for a period of two (2) years. The Agreement provides Mr. Panning with five weeks' vacation, the use of a Company car and cellular telephone and participation in any benefit programs offered by the Company (none at this time). Pursuant to the terms of the Employment Agreement, Mr. Panning

------------------------

1 The Company has consistently determined the Fair Market Value of its publicly-traded common stock as the mean of the bid and ask prices of such common stock on the date of issuance. In the case of restricted common stock issued by the Company, unless otherwise noted, the Company applies a 25% discount to such Fair Market Value. On August 14, 1997, the bid and ask prices of the Company's common stock were $0.3125 and $0.6875, respectively.

                                ELECTROPURE, INC.

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

      (c) Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Company's Board of Directors during the term of his employment. In the meantime, Mr. Panning has been named to the Company's Board of Directors as his nominee.

      (d) Mr. Panning may, without cause, terminate his employment and retain the right to the following percentage of his base monthly salary:

---------------------------- --------------------------
          YEAR OF                     PERCENT
        TERMINATION                  OF SALARY
---------------------------- --------------------------
             1                          60%
             2                          70%
             3                          80%
             4                          90%
             5                         100%
             6                           0%
             7                           0%


      (e) Any termination of employment by the Company shall immediately vest all 125,000 warrants granted to Mr. Panning under the employment agreement. In addition, termination by the Company of Mr. Panning's employment without cause, shall automatically accelerate the issuance of Additional Shares due EDI's investors under the License Termination Agreement at the then fair market value; provided, however, Mr. Panning's successor has not been approved by simple majority vote of such EDI Components' investors (excluding Mr. Panning).

                                ELECTROPURE, INC.

----------------------------
WYATT TECHNOLOGY CORPORATION
----------------------------

On October 25, 1997, the Company issued 2,100,000 shares of its Common Stock to Wyatt Technology Corporation ("Wyatt") as consideration for the transfer by Wyatt of an exclusive worldwide license to certain intellectual property related to drinking water monitoring technology. The agreement encompasses exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of toxicants (mutagens, carcinogens, and metabolic toxins) in fluid. The Company has agreed to register 630,000 of the shares issued to Wyatt to the end that a sufficient number of shares may be sold by Wyatt to pay federal and state income taxes on the transaction. Any shares not required to be sold for this purpose will remain restricted and must be held by Wyatt for a period of two years from the transaction date.

The value of the 2,100,000 shares issued to Wyatt are reflected in the Company's financial statements for the fiscal year ended October 31, 1997 as a $447,146 increase in acquired technology, less $1,470 in amortization, which will be conducted over a five-year period - the remaining life of the primary patent covering the technology. The valuation, which was established through an independent appraisal, utilized a weighted average calculation using the last trade prior to and subsequent to the transaction date (October 25, 1997, a Saturday), resulting in a $1.175 value per share . A 28% discount to such value was then applied to 115,000 of the shares - the estimated number of shares which must be sold by Wyatt to pay income taxes on the transaction. An 85% discount was applied to the balance of the shares issued (1,985,000), which must be held for two years from the date of the transaction. In summary, the appraisal concluded that the 115,000 and 1,985,000 shares were worth $97,290 and $349,856, respectively, for a total value of $447,146.

Pursuant to the transfer agreement, the Company will focus its initial research efforts on applying the Wyatt technology in developing the instrumentation and software to detect, in near "real-time," particulate materials (parasites and other organisms such as bacteria, viruses, spores, etc.) in drinking water. The primary target will be for the identification and measurement of Cryptosporidium and Giardia cysts in municipal drinking water supplies. Under the agreement, Wyatt will provide technical support as well as various laboratory equipment and supplies required for this research phase which is anticipated to run approximately five (5) months. A market feasibility study will be conducted concurrently.

For a period of three years from the date of the transfer agreement, Wyatt will manufacture and sell to the Company (at a price to be agreed upon) the components required for any product developed by Electropure utilizing the transferred technology. Thereafter, the Company may, at its option, manufacture all such components (except an optical component to which Wyatt will retain all rights), purchase them from others, or continue to purchase said components from Wyatt under terms to be agreed upon. Pricing of the component parts, as well as the optical product

                                ELECTROPURE, INC.

proprietary to Wyatt, will be dependent upon their design and features and can only be determined if the research and development phase discussed above has been successfully concluded.

As a result of the issuance of the 2,100,000 shares in the above transaction, Wyatt Technology Corporation owns 22.1% of the common stock of the Company, with 16.4% of the voting control as of January 30, 1998.

------------------------------
GLEGG WATER CONDITIONING, INC.
------------------------------

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

-----------
POLYMETRICS
-----------

On May 3, 1995, the Company and EDI Components granted a non-exclusive EDI license to Polymetrics, a San Jose, California based supplier of high purity and ultrapure water treatment systems and services. The license, for which Polymetrics paid EDI Components the sum of $200,000, provides for a royalty structure similar to the 1994 Glegg agreement.

-------------------------------------------------------------------------------
(8)  LITIGATION AND CLAIMS
-------------------------------------------------------------------------------

In December, 1993, a default judgment was rendered against the Company in an action brought in the Los Angeles County Municipal Court. The lawsuit seeks to recover $30,745 in accrued credit card charges, including interest and attorneys fees, which is reflected in accrued accounts payable.

                                ELECTROPURE, INC.

The Company paid $250 during fiscal year 1994 on this judgment, however, no further arrangements have been made to satisfy this obligation.

In addition to the above legal proceedings, the Company is a party to one other claim seeking $13,007 and alleging, among other items, breach of contract and failure to pay for services rendered. In the opinion of management, the Company's financial statements include adequate provision for these claims, including interest and reasonable attorneys fees and costs; however, no assurances can be given as to the ultimate outcome of these claims and accordingly, the effects, if any, cannot be reasonably estimated at this time.

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

In June, 1996, the Company negotiated an arrangement with its former lawfirm to pay $25,000 over a four month period, beginning July 1, 1996, to settle over $125,000 in accounts payable for past services rendered. The Company's licensee made the $25,000 in payments required under the arrangement (reflected as license fees received by the Company) and, as a result, the Company realized a gain of $101,289 on settlement of the debt.

In May, 1997, the Company and its licensee negotiated a settlement of a $3 million default judgment rendered in June, 1996 against the Company and various current and former officers and directors. The lawsuit was brought in February, 1993 by the Economic Development Bank for Puerto Rico, the preferred shareholder in the Company's Puerto Rico subsidiary, alleging fraud and misconduct which ultimately led to its dissolution and subsequent bankruptcy in November, 1993. The settlement, which was ratified by the Bank's Board of Directors in June, 1997, provided for the issuance to the Bank of 100,000 shares of the Company's Common Stock and 100,000 five-year warrants to purchase Common Stock at $1.00 per share. In addition, the

                                ELECTROPURE, INC.

Company and its former licensee, EDI Components issued a $12,000 promissory note to the Bank to cover certain costs and attorneys fees. Such note, plus interest, was paid in full by the Company in January, 1998. The settlement was also conditioned upon termination of the license agreement between the Company and EDI Components and conveyance of all assets back to the Company, which was accomplished in August, 1997.

-------------------------------------------------------------------------------
(9)  SECURITIES LAWS
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
(10)  INCOME TAXES
-------------------------------------------------------------------------------

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," which provides that a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company's deferred tax assets, arising principally from net operating loss carryforwards, will be partially offset by deferred tax liabilities in accordance with guidelines established under SFAS No. 109. Implementation of the Standard had no material effect on the Company's financial statements for the fiscal years ended October 31, 1996 and 1997. The Company will periodically review and adjust the valuation allowance as needed.

                                ELECTROPURE, INC.

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


                                          Net operating loss carryforwards
                                          --------------------------------
                                          Federal tax purposes     State
           Year              Year          Full        Annual       tax
        generated          expiring        loss        limit *    purposes
        ---------          --------        ----        -------    --------
           10/82             1997         78,000       13,885          -
           10/83             1998        269,000       47,920          -
           10/84             1999        616,000      109,620          -
           10/85             2000        514,000       91,507          -
           10/86             2001        550,000       97,927          -
   After 6/25/87             2002        716,000      127,472          -
                                         -------      -------
                          Total Loss:  2,743,000      488,331          -

 Before 06/25/87             2002        352,000      352,000          -
           10/88             2003        956,000      956,000     22,000
           10/89             2004      1,015,000    1,015,000     46,000
           10/90             2005      1,215,000    1,215,000     19,000
           10/91             2006      1,859,000    1,859,000  1,252,000
           10/92             2007      1,490,000    1,490,000    735,000
           10/93             2008          6,000        6,000      6,000
           10/94             2009      1,435,000    1,435,000    717,000
           10/95             2010      1,304,000    1,304,000    652,000
           10/96             2011        357,000      915,000    403,000
           10/97             2012      1,096,000    1,096,000    548,000
                                       ---------    ---------    -------

                          Total Loss:  13,771,000  12,131,000  4,400,000


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


-------------------------------

*  Annual limit due to ownership change on June 25, 1987.

                                ELECTROPURE, INC.

income from discharge of indebtedness where the debtor is legally insolvent, the indebtedness is treated as being satisfied with an amount equal to the indebtedness, and therefore, no gain is recognized for income tax purposes. However, the net operating loss carryforward for the fiscal year ending October 31, 1996 reflects a $357,000 and $254,000 reduction for federal and state tax purposes, respectively, to account for the amount of gain not recognized for income tax purposes. The treatment is similar for California state income tax purposes. However, an extraordinary gain is recognized for financial reporting purposes which results in a permanent difference between income for tax purposes and for financial reporting purposes.


-------------------------------------------------------------------------------
(11)  SUBSEQUENT EVENTS (UNAUDITED)
-------------------------------------------------------------------------------

In November, 1997, the Company entered into a three-year lease agreement on a 30,201 sq. ft. facility located in Laguna Hills, California to which it intends to relocate beginning in February, 1998. The Company has committed, pursuant to the lease agreement, to monthly lease payments through January, 2001 in the sum of $16,000. The Company has an option to extend the lease for two (2) three-year terms at pre-negotiated lease rates. The Company intends to sub-lease approximately 10,000 sq. ft. of such facility in order to defer its monthly lease obligations. Also, in connection with such lease, the Company issued 60,000 shares of its Common Stock in exchange for an option to purchase such building at any time prior to January 31, 2001 for the pre-negotiated purchase price of $2,300,000, or $2,300,000 plus the cumulative change in the Consumer Price Index (from month one to the date of exercise) if the option is exercised after August, 1999. If the Company elects to exercise the option to purchase, the owners of the building have eighteen (18) months from the date notice is given to transfer title to consummate the sale to the Company.

On January 26, 1998 and February 4, 1998, the Company received two loans, each in the sum of $200,000, from Anthony M. Frank. The $400,000 total proceeds of such loans have been reserved by the Company for the possible acquisition of rights to certain proprietary membrane technology from a privately-held Pennsylvania company. On January 29, 1998, Mr. Frank converted the first loan in the sum of $200,000 into 206,186 shares of the Company's Common Stock at a 27.5% discount to fair market value, resulting in a $6,907 expense. The remaining $200,000 loan is due to be repaid, with 10% interest payable annually, on or before February 4, 2000, unless Mr. Frank elects to convert such loan and/or interest accrued thereon. Mr. Frank has the right to convert such loan into Common Stock at a 25% discount to the fair market value, utilizing a 30-day average of the bid and asked prices of such Common Stock prior to the conversion date.

                                ELECTROPURE, INC.

                                INDEX TO EXHIBITS


                                                                     PAGE
                                                                 SEQUENTIALLY
                                                                   NUMBERED
                                                                 ------------

10.10.U       10% Two-Year Convertible Term Note with
              Anthony M. Frank dated January 26, 1998

10.10.V       10% Two-Year Convertible Term Note with
              Anthony M. Frank dated February 4, 1998
              (face sheet only)

27            Financial Data Schedule