Form 10QSB
period 1998-01-31
ELECTROPURE INC
filed 1998-03-13
CIK 808015

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

For the quarterly period                                         Commission file
ended January 31, 1998                                           number 0-16416


                                ELECTROPURE, INC.
                  (FORMERLY, HOH WATER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    33-0056212
   (State or Other Jurisdiction              (IRS Employer Identification No.)
of Incorporation or Organization)

            23456 South Pointe Drive, Laguna Hills, California 93653
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 770-9347

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

                  At February 27. 1998, 8,000,479 shares of the
                      Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS


                                                         October 31,      January 31,
               Assets                                       1997            1998
                                                         ---------        ---------
                                                                          (Unaudited)
Current assets:

  Cash                                                   $ 367,680        $ 360,421

  Receivables:
    Trade accounts                                          14,988           77,079
    Due from related parties                               115,227           78,898
    Allowance for doubtful receivables                     (85,528)         (85,528)
                                                         ---------        ---------
                                                            44,687           70,449

Inventory:
   Raw materials                                             7,498           12,857

  Other current assets                                      26,001           69,141
                                                         ---------        ---------
                  Total Current Assets                     445,865          512,868
                                                         ---------        ---------

  Propery and equipment, at cost:
    Office equipment                                         3,584           15,950
    Leasehold improvements                                      --            2,457
                                                         ---------        ---------
                                                             3,584           18,407

    Less accumulated depreciation and amortization             172              687
                                                         ---------        ---------
                                                             3,412           17,720

Acquired technology, net                                   445,676          423,319

                                                         ---------        ---------
                      Total Assets                       $ 894,953        $ 953,907
                                                         =========        =========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS


                                                                                       October 31,          January 31,
          Liabilities and Stockholders' Equity                                             1997                 1998
                                                                                       ------------        ------------
                                                                                                           (Unaudited)
Current liabilities:
  Notes payable to stockholders                                                        $     29,736        $     17,740
  Accounts payable                                                                           37,843              36,743
  Accrued liabilities                                                                        23,960               8,386
  Allowance for loss on lawsuit settlements                                                  23,331              23,331
                                                                                       ------------        ------------
                               Total Current Liabilities                                    114,870              86,200

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and outstanding
  2,600,000 shares in 1997 and 1998                                                          26,000              26,000

Stockholders' equity:
  Common stock, $.01 assigned par value. Authorized 20,000,000 shares; 7,774,293 shares issued and 7,734,293 shares outstanding in 1997; 8,040,479 shares
    issued and 8,000,479 shares outstanding in 1998                                           77,343              80,005
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in 1997 and 1998                         840                 840
   Additional paid-in capital                                                             18,075,947          18,370,502
  Accumulated deficit                                                                   (17,197,281)        (17,431,874)
  Notes receivable on common stock                                                         (202,766)           (177,766)
                                                                                       ------------        ------------
                                                                                            754,083             841,707

                                                                                       ------------        ------------
Total Liabilities and Stockholders' Equity                                             $    894,953        $    953,907
                                                                                       ============        ============


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
                                                            January 31,
                                                  ----------------------------
                                                      1997              1998
                                                  -----------        ---------
License fees received                             $    20,300        $        --
Sales                                                      --            125,257
                                                  -----------        ---------
                                                       20,300            125,257
Cost of goods sold                                         --             69,055
                                                  -----------        ---------
Gross margin                                           20,300             56,202

Costs and expenses:
  Research and development                                 --             43,902
  Sales and marketing                                      --             35,172
  General and administrative                           24,174            113,890
                                                  -----------        ---------
                                                       24,174            192,964
                                                  -----------        ---------
Loss from operations                                   (3,874)          (136,762)
                                                  -----------        ---------
Other income and (expense):
  Interest expense                                       (393)              (615)
  Financing costs                                          --            (97,217)
                                                  -----------        ---------
                                                         (393)           (97,832)
                                                  -----------        ---------
                      Net income (loss)           $    (4,267)       $  (234,594)
                                                  ===========        =========

Net income (loss) per share of common stock       $        --        $     (0.05)
                                                  ===========        =========

Weighted average common shares outstanding          1,926,868          4,358,663
                                                  ===========        =========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                           Common Stock                                    Class B Common Stock
                                               -------------------------------------             ----------------------------------
                                                                      Amount                                        Amount
                                                Number        ----------------------             Number       ---------------------
                                                  of           Per                                 of          Per
                                                shares        share         Total                shares       share        Total
                                               ---------      -----     ------------             ------       -----    ------------
Balance at October 31, 1997                    7,734,293       $--       $     77,343             83,983      $--      $        840

Payment on receivable on common stock                 --        --                --                 --        --                --

Issuance of common stock for option
  on building purchase                            60,000        --               600                 --        --                --

Issuance of common stock for
  conversion of debt                             206,186        --             2,062                 --        --                --

Net Loss                                              --        --                --                 --        --                --
Balance at January 31, 1998                    8,000,479                      80,005             83,983        --               840
                                                                        ============       ============                ============


                                                                    Notes
                                             Additional          receivable                                Net
                                              paid-in            on common          Accumulated        stockholders'
                                              capital              stock              deficit             equity
                                            ------------        ------------        ------------        ------------
Balance at October 31, 1997                 $ 18,075,947        $   (202,766)       $(17,197,281)       $    754,083

Payment on receivable on common stock                 --              25,000                  --              25,000

Issuance of common stock for option
  on building purchase                            89,400                  --                  --              90,000

Issuance of common stock for
  conversion of debt                             205,155                  --                  --             207,217

Net Loss                                              --                  --            (234,594)           (234,594)
                                            ------------        ------------        ------------        ------------
Balance at January 31, 1998                   18,370,502            (177,766)        (17,431,874)            841,707
                                            ============        ============        ============        ============


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three months ended
                                                                                          January 31,
                                                                                  --------------------------
                                                                                    1997              1998
                                                                                  ---------        ---------
Cash flows from operating activities:
  Net loss                                                                        $  (4,267)       $(234,594)
                                                                                  ---------        ---------

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        27           22,872
    Financing costs related to issuance of common stock                                  --           97,217
    Change in assets and liabilities, net of noncash transactions:
      Decrease (increase) in receivables                                                236          (25,762)
      Decrease (increase) in inventory                                                   --           (5,359)
      Decrease (increase) in other assets                                                --          (57,964)
      Increase (decrease) in notes payable                                               --          (12,429)
      Increase (decrease) in accounts payable and accrued expenses                    3,391          (16,856)
      Increase in interest payable, net                                                 393              615
                                                                                  ---------        ---------
                              Total adjustments                                       4,047            2,335
                                                                                  ---------        ---------

                    Net cash used in operating activities                              (220)        (232,260)

Cash flows from investing activities: None

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 --          200,000
  Proceeds from collection of receivables on common stock                                --           25,000
                                                                                  ---------        ---------
                  Net cash provided by financing activities                              --          225,000
                                                                                  ---------        ---------
                            Net (decrease) in cash                                     (220)          (7,260)
                         Cash at beginning of period                                    674          367,680
                                                                                  ---------        ---------
                            Cash at end of period                                 $     454        $ 360,421
                                                                                  =========        =========

(1)  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the results of operations for the periods presented, except those which may be required to adjust assets and liabilities to the net realizable value should the Company not be able to continue operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1997.

In February, 1996, the Company issued 253,334 shares of Common Stock upon the conversion of $152,000 in loans payable by its former licensee, EDI Components. Although the shares were issued at a below fair market value of $0.60 per share, resulting in an expense of $228,000, the Company mistakenly reflected the expense at $152,000. Pursuant to such error, the Company has made a prior period adjustment to increase additional paid-in capital and the accumulated deficit by $76,000. In addition, the Company has made a prior period adjustment for the fiscal year ended October 31, 1996 to impute a $500 per month rent expense to account for the expense of occupying offices sub-leased by the Company from EDI Components until September, 1997. The expense has been credited toward license fees paid by EDI Components. Similar adjustments have been made for the interim periods ended January 31, 1997, April 30, 1997 and July 31, 1997, respectively.

The above prior period adjustments did not materially impact the Company's retained earnings, net shareholders' equity, net loss or net loss per share. The comparative financial statements contained in this report have been adjusted to reflect retroactive application of the prior period adjustments discussed above.

LIQUIDITY

As of January 31, 1998, the Company had current assets in excess of current liabilities of $426,668, an accumulated deficit of $17,431,874 and a stockholders' equity of $841,707. In July, 1992, the Company entered into a License Agreement with EDI Components, a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. Since entering into such license relationship, the Company funded its working capital needs from license fees paid by EDI Components until the license was terminated in August, 1997. In September, 1997, the Company began limited manufacturing and sales of its patented EDI product. During the three months ended January 31, 1998, the Company booked $125,257 in gross sales of its EDI products and realized therefrom $55,456 in cash and $69,801 in accounts receivable. The Company also collected $7,710 and $19,500 in receivables from trade accounts and related parties, respectively, during the period. The Company received an additional $25,000 payment in January, 1998 on a note receivable on common stock.

In January 26, 1998, the Company received $200,000 in loans from a principal shareholder. Such proceeds, along with an additional $200,000 in loans from the same shareholder, were utilized to purchase the rights to certain proprietary membrane technology from Hydro Components, Inc., a

Pennsylvania manufacturer of light commercial water and wastewater treatment products. See Note (7) - "Subsequent Events." Pursuant to the terms of the loan agreement, the shareholder elected to convert the $200,000 principal amount of the loan into 206,186 shares of Common Stock. See Note (5) - "Stockholders' Equity."

(2)  DUE FROM RELATED PARTIES

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at January 31, 1998 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of January 31, 1998 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,351, which has been offset by an allowance for doubtful accounts.

Between August, 1997 (when the license relationship with EDI Components was terminated) and October 31, 1997, the Company sold products for which the Company's former licensee, EDI Components, mistakenly received a total of $36,329 in payments. In January, 1998, EDI Components satisfied the receivable in full by paying the Company $19,500 in cash and transferring $16,829 in raw materials it had purchased for the EDI product prior to the license termination.

(3) INVENTORY

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for EDI water purification modules.

(4)  COMMITMENTS AND CONTINGENCIES

The original cost and accumulated depreciation of assets at January 31, 1998 are as follows.


Furniture and fixtures                               $15,950
Leasehold improvements                                 2,457
                                                     -------
                                                      18,407

Less accumulated depreciation and amortization           687
                                                     -------
                                                     $17,720
                                                     =======

COMMITMENTS

On October 1, 1997, the Company assumed the month-to-month lease obligation from EDI Components on its previous facility at 23251 Vista Grande, Laguna Hills, California and is obligated to make monthly lease payments in the sum of $4,086 through April, 1998. For the fiscal quarter ended January 31, 1998, the Company paid an aggregate of $15,955 in lease payments on such facility.

In November, 1997, the Company entered into a three-year lease agreement on a 30,201 sq. ft. facility located at 23456 South Pointe Drive, Laguna Hills, California. The lease commenced on February 1, 1998 at a lease rate of $16,000 per month, with pre-negotiated annual increases in the second and third years of the lease approximating three percent of the then base monthly lease payment. On November 14, 1997, the Company paid the Lessor $48,000, representing the first month's lease payment, plus a $32,000 security deposit which shall be applied to one-half of the monthly lease payments in months 6, 12, 18 and 24 of the initial lease term. Such first month's rent and security deposit have been recorded as a prepaid deposit in the sum of $48,000 and will be credited to rent expense when utilized over the next 24 months.

(5)  STOCKHOLDERS' EQUITY

On November 12, 1997, the Company issued 60,000 shares of Common Stock to the Lessors of its new facility in exchange for a three-year option to purchase the building for the pre-negotiated purchase price of $2,300,000 through August, 1999. If the option is exercised after August, 1999, the purchase price will be $2,300,000 plus the cumulative change in Consumer Price Index from February 1, 1998 to the date of exercise. The issuance, which was made at a fair market value of $1.50 per share, resulted in an increase in common stock and additional paid in capital and a $90,000 financing expense.

On January 29, 1998, Anthony Frank exercised his option to convert, at a 27.5% discount to fair market value(1), a $200,000 principal loan made to the Company on January 26, 1998. The conversion resulted in the issuance of 206,186 shares of Common Stock at $0.97 per share. Accordingly, the difference between conversion price and the fair market value of similar restricted common stock on the date of issuance, aggregating $7,217, was expensed and added to additional paid-in capital for the fiscal period ended January 31, 1998.

(6)   NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

--------
(1) The loan agreement with Mr. Frank provided that, upon conversion of the note, the "fair market value" of common stock would be determined as the average of the bid and asked prices of such common stock for the thirty consecutive trading days prior to the conversion date.

(7)  SUBSEQUENT EVENTS

On February 4, 1998, the Company received a loan of $200,000 from Anthony Frank, the proceeds of which, in addition to a previous $200,000 loan made on January 26, 1998, would be utilized to acquire the rights to certain membrane technology from Hydro Components, Inc. The January, 1998 loan was converted by Mr. Frank into common stock on January 29, 1998 [see Note (5) - "Stockholders' Equity]. The February 4, 1998 loan, at 10% annual interest, is due to be repaid on or before February 4, 2000. Mr. Frank has the right to convert such loan into Common Stock at a 25% discount to the fair market value, utilizing a 30-day average of the bid and asked prices of such Common Stock prior to the conversion date.

On February 11, 1998, the Company entered into a one-year consulting agreement with Hamilton Partners Incorporated of Newport Beach, California ("Hamilton"), to provide the Company with consulting services on various administrative, financial, marketing and/or sales matters. Pursuant to such agreement, the Company will pay Hamilton a monthly fee of $3,500 and has granted the firm 25,000 three-year warrants to purchase Common Stock at $1.78 per share. The fair market value of similar Common Stock was equal to the exercise price of such warrants on the date of issuance.

On February 17, 1998, the Company entered into an Assignment Agreement with Hydro Components, Inc. ("HCI"), a Pennsylvania manufacturer of light commercial water and wastewater treatment products, for the exclusive worldwide rights to proprietary membrane technology. The Company intends to utilize the acquired technology to develop ion permeable membranes for use with its EDI product. The agreement provides that HCI will furnish all technical support required by the Company for the development program. If development efforts are successful, such membranes would open additional markets for the Company's EDI product in industry segments which require purity levels of process water which are lower than that provided by the current EDI design. The Company paid HCI $200,000 for the above rights and loaned HCI an additional $200,000, secured by all assets of the borrower. The loan is to be repaid, with interest at 10%, on or before April 17, 1998.


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

References to 1997 and 1998 are for the three months ended January 31, 1997 and 1998, respectively, and reflect the prior period adjustments discussed in Note
(1) - "Interim Financial Statements."

License fees received from EDI Components for fiscal 1997 were $20,300 as compared to no activity for fiscal 1998. Pursuant to the August, 1997 License Termination Agreement, the obligation of EDI Components to pay license fees to the Company terminated at that time.

The Company realized a gross margin of $56,202 on the sale of EDI products in fiscal 1998, as compared to no sales activities in fiscal 1997. The Company had not initiated manufacturing and marketing operations until September, 1997, after the license agreement with EDI Components had been terminated.

Research and development expenses for fiscal 1998 were $43,902 as compared to no activity for fiscal 1997. These expenses arise from the research and development program which the Company initiated in December, 1997 on the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997.

Sales and marketing expenses were $35,172 for fiscal 1998, as compared to no activity for fiscal 1997. These expenses represent the costs associated with marketing the Company's EDI product, which activities began in September, 1997.

General and administrative expenses for fiscal 1998 increased by $89,716 as compared to fiscal 1997. The increase is due to various factors, including the expenses associated with hiring additional employees in late 1997, the assumption of lease obligations on the facilities occupied by the Company, and legal and accounting fees resulting from the audit conducted on the Company's financial statements for the fiscal year ended October 31, 1997.

Interest expense for fiscal 1998 increased by $222 as compared to fiscal 1997, due to the additional interest accrued on a note payable issued in settlement of a lawsuit in May, 1997. Such note was paid in full in January, 1998.

Financing costs for fiscal 1998 were $97,217, as compared to no activity for fiscal 1997. Of such expense, $90,000 resulted from the issuance of 60,000 shares of common stock to the lessor of the Company's current facility in exchange for an option to purchase the building during the term of the three-year lease. An additional $7,217 financing expense was incurred as a result of the issuance, at below fair market value, of 206,186 common shares in cancellation of a $200,000 loan made to the Company in January, 1998.

No additional provision for loss on lawsuit settlement has been made in fiscal 1998 as the Company believes that adequate provision has been made to settle pending lawsuits.

Net loss of $234,594 for fiscal 1998 represents an increase of $230,327 from the prior year level. This is primarily due to the initiation of research and development activities on the Company's proposed drinking water monitoring product and the increase in marketing and administrative activities resulting from production and sales of the Company's EDI product beginning in late 1997.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had net working capital (total current assets less total current liabilities) of $426,668. The increase in working capital, compared to that reported at October 31, 1997, results primarily from financing activities and sales during the period. At January 31, 1998, the Company had net cash assets of $360,421, of which amount $200,000 has subsequently been utilized to acquire the rights to certain membrane technology from Hydro Components, Inc. See Note (7) - "Subsequent Events."

During fiscal 1998, the Company received $55,456 on the sale of EDI product during the period and has accrued an additional $69,801 in receivables pursuant to such product sales. The Company collected $44,039 during the period (including $16,829 in raw materials transferred by EDI Components) on trade accounts and related party receivables accrued in connection with products sold between September and October, 1997.

In February, 1998, the Company relocated to its current 30,201 sq. ft. facility with a view toward expanding its production capabilities for the EDI product. The additional space will also be required if the Company's research program for the drinking water monitoring program proves successful. The Company has sub-leased, as of March 1, 1998, approximately 10,000 sq. ft. of such facility at a monthly rental of $6,500, to offset a portion of its $16,000 monthly lease obligation. The remaining facilities will allow the Company to increase its production capabilities and, in turn, its marketing efforts for sales of the EDI product. Recently, the Company received a blanket order from one customer which will, alone, generate an average of $60,000 in net monthly sales over the next 9-10 months. Since January 31, 1998, exclusive of such "blanket order", the Company has received orders totaling over $132,000 in net sales. Coupled with orders from other current customers and those customers which it believes it can attract in the near term, the Company projects that it can generate net sales of EDI products in excess of $150,000 monthly until expanded operations can be implemented at its new facility. However, no assurances can be given that any such sales will actually occur.

The Company will be required to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, in order to carry out its business objectives. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. Further, any such financing may cause dilution of the interests of the current shareholders in the Company. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to carry out its current business objectives are based upon certain assumptions, including assumptions as to the Company's revenues, net income
(loss) and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its plans. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to continue to conduct operations as currently planned. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities that are significantly lower than the current market price of the Company's Common Stock.

PLAN OF OPERATION

Between January and February, 1998, the Company borrowed a total of $400,000 from Anthony M. Frank and utilized such funds in February, 1998 to acquire certain rights to the proprietary membrane technology of Hydro Components, Inc. Of such funds, $200,000 was in the form of a loan and is due to be repaid to the Company, with interest at 8%, on or about April 17, 1998. See Note (7) - "Subsequent Events."

With the above loan proceeds repaid, together with its current cash assets, projected sales revenues and collections anticipated on accounts receivable, the Company believes that it will have adequate sources of working capital for up six (6) months, although it may need additional working capital prior to said date, particularly if the Company is not successful in selling sufficient quantities of EDI products. In addition, the Company may require additional funding to implement the development of membrane technology recently acquired from Hydro Components, Inc.

The above discussion is based largely on the Company's expectations; contains forward looking statements, and is subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially as a result of a variety of factors, including market acceptance of the Company's products, the success of the Company's research and development activities, prevailing economic conditions as they effect the water purification industry in general and the ability to raise sufficient working capital. In light of these risks and uncertainties, there can be no assurance that the Company's expectations will, in fact, transpire or prove to be accurate.

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

In January, 1998, the Company satisfied the principal and interest due on a $12,000 promissory note issued in May, 1997 to the Economic Development Bank for Puerto Rico (the "Bank") under the terms of a settlement reached on a $3 million default judgment rendered against the Company in June, 1996. The lawsuit, which was brought by the Bank in February, 1993 in the San Juan Superior Court, alleged that the Company, its bankrupt Puerto Rico subsidiary (HOH International, Inc.), and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary. With payment of such note, the Company believes that it has satisfied all of its obligations under the settlement and expects to receive a conditional satisfaction of the judgment within the next sixty (60) days.

As disclosed in the Company's Form 10-KSB for the fiscal year ended October 31, 1997, the Company is party to one other lawsuit (Case No. 92219, Ventura County Municipal Court) claiming a total of $13,007 of past due payments. The status of this matter has not materially changed from that which was previously reported and the Company and its counsel expect the Company to prevail in this lawsuit.

No assurances can be given as to the ultimate outcome of any such litigation or legal proceeding.

ITEM 2.

Since November 1, 1997, the Company has issued or sold the following securities:

On November 12, 1997, the Company issued 60,000 shares of Common Stock as consideration for an option to purchase the building to which it relocated in February, 1998. The Common Stock was valued at $1.50 per share and resulted in an expense to the Company during the fiscal quarter ended January 31, 1998 in the sum of $90,000.

On January 29, 1998, the Company issued 206,186 shares of Common Stock upon the conversion of a $200,000 loan made by principal shareholder, Anthony Frank. The shares were issued at the below fair market value of $0.97 per share, resulting in an expense as of January 31, 1998 in the sum of $7,217.

The issuance of securities in these transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(b) and 4(2) of the Act, including Regulation D promulgated thereunder. The Company believes that the recipients in each case acquired the securities for investment only and not with a view to the distribution thereof and legends were affixed to the stock certificates. No underwriters or brokers were involved in either transaction.

ITEMS 3 THROUGH 6 OMITTED AS NOT APPLICABLE.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 27, 1998

                                    ELECTROPURE, INC.

                                    By   /s/  CATHERINE PATTERSON
                                       -----------------------------------------
                                        Catherine Patterson
                                        (Secretary and Chief Financial Officer
                                        with responsibility to sign on behalf of
                                        Registrant as a duly authorized officer
                                        and principal financial officer)

                                ELECTROPURE, INC.


                                INDEX TO EXHIBITS


                                                                              PAGE
                                                                           SEQUENTIALLY
                                                                             NUMBERED
                                                                           ------------

      10.53    8% Sixty-Day Term Note from Hydro Components,
               Inc. dated February 17, 1998, including Assignment
               Agreement, Security Agreement and Unlimited
               Personal Guaranty

      27       Financial Data Schedule