Form 10QSB
period 1998-04-30
ELECTROPURE INC
filed 1998-06-15
CIK 808015

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

                           --------------------------

For the quarterly period                        Commission file number 0-16416
ended APRIL 30, 1998

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

       Registrant's telephone number, including area code: (949) 770-9347

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

        At June 14, 1998, 8,409,394 shares of the Registrant's stock were outstanding.

           ----------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                   October 31,       April 30,
                                                  -------------    -------------
                Assets                                1997             1998
-------------------------------------------       -------------    -------------
                                                                    (Unaudited)
Current assets:

  Cash                                            $     367,680    $     414,828

  Receivables:
    Trade accounts                                       14,988           12,278
    Due from related parties                            115,227          278,898
    Allowance for doubtful receivables                  (85,528)         (85,528)
                                                  -------------    -------------
                                                         44,687          205,648

Inventory:
   Raw materials                                          7,498           79,174

   Other current assets                                  26,001           53,141
                                                  -------------    -------------
             Total Current Assets                       445,865          752,791
                                                  -------------    -------------

   Propery and equipment, at cost:
     Office equipment                                     3,584           29,907
     Leasehold improvements                                  --           22,880
                                                  -------------    -------------
                                                          3,584           52,787

    Less accumulated depreciation and
       amortization                                         172            2,311
                                                  -------------    -------------
                                                          3,412           50,476

Acquired technology, net                                445,676          593,080
                                                  -------------    -------------
              Total Assets                        $     894,953    $   1,396,347
                                                  =============    =============



See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                               October 31,       April 30,
                                                              -------------    -------------
   Liabilities and Stockholders' Equity                           1997             1998
-------------------------------------------                   -------------    -------------
                                                                                (Unaudited)
Current liabilities:
  Notes payable to stockholders                               $      29,736    $      18,172
  Accounts payable                                                   37,843           39,130
  Accrued liabilities                                                23,960           11,696
  Allowance for loss on lawsuit settlements                          23,331           23,331
                                                              -------------    -------------
                                   Total Current Liabilities        114,870           92,329

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned par
  value.  Authorized 2,600,000 shares; issued and
  outstanding 2,600,000 shares in 1997 and 1998                      26,000           26,000

Stockholders' equity:
  Common stock, $.01 assigned par value.  Authorized
    20,000,000 shares; 7,774,293 shares issued and
    7,734,293 shares outstanding in 1997;
    8,449,394 shares issued and 8409,3949
    shares outstanding in 1998                                       77,343           84,095
  Class B common stock, $.01 assigned par value.  Authorized
    83,983 shares; issued and outstanding 83,983 shares in
    1997 and 1998                                                       840              840
  Additional paid-in capital                                     18,075,947       19,122,918
  Accumulated deficit                                           (17,197,281)     (17,752,069)
  Notes receivable on common stock                                 (202,766)        (177,766)
                                                              -------------    -------------
                                                                    754,083        1,278,018

                                                              -------------    -------------
Total Liabilities and Stockholders' Equity                    $     894,953    $   1,396,347
                                                              =============    =============




See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three months ended                     Six months ended
                                         April 30,                             April 30,
                               ------------------------------       --------------------------------
                                   1997              1998               1997               1998
                               ------------------------------       --------------------------------
License fees received          $     21,337     $          --       $     41,637        $         --
Sales                                    --            49,108                 --             174,365
                               ------------     -------------       ------------        ------------
                                     21,337            49,108             41,637             174,365
Cost of goods sold                       --            25,321                 --              94,376
                               ------------     -------------       ------------        ------------
Gross margin                         21,337            23,787             41,637              79,989

Costs and expenses:
  Research and development               --            90,442                 --             134,344
  Sales and marketing                    --            60,386                 --              95,558
  General and
    administrative                   20,117           165,605             44,291             295,495
                               ------------     -------------       ------------        ------------
                                     20,117           316,433             44,291             525,397
                               ------------     -------------       ------------        ------------
Loss from operations                  1,220          (292,646)            (2,654)           (445,408)
                               ------------     -------------       ------------        ------------
Other income and (expense):
  Interest expense                     (394)           (3,062)              (787)             (3,677)
  Financing costs                        --           (28,875)                --            (126,092)
  Rental income                          --            19,500                 --              19,500
  Miscellaneous income                   --               889                 --                 889
                               ------------     -------------       ------------        ------------
                                       (394)          (11,548)              (787)           (109,380)
                               ------------     -------------       ------------        ------------
     Net income (loss)         $        826     $    (304,194)      $     (3,441)       $   (554,788)
                               ============     =============       ============        ============

Net income (loss) per
  share of common stock        $         --     $       (0.05)      $         --        $      (0.10)
                               ============     =============       ============        ============

Weighted average common
  shares outstanding              1,926,868         5,790,124          1,926,868           5,790,124
                               ============     =============       ============        ============




See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                       Common Stock            Class B Common Stock
                                  ----------------------   ----------------------------
                                              Amount                    Amount                  Notes
                                  Number   -------------    Number  -------------  Additional receivable                  Net
                                    of      Per               of     Per            paid-in   on common  Accumulated   stockholders'
                                  shares   share   Total    shares  share   Total   capital     stock      deficit       equity
                                 --------  -----  ------   -------  -----   ----- ----------  ---------- ------------  -------------
Balance at October 31, 1997    $7,734,293  $  --  $77,343   83,983  $  --   $ 840 $18,075,947 $(202,766) $(17,197,281) $  754,084

Payment on receivable on
  common stock                         --     --       --       --     --      --          --    25,000            --      25,000

Issuance of common stock for
  option on building purchase      60,000     --      600       --     --      --      89,400        --            --      90,000

Issuance of common stock for
  conversion of debt              206,186   0.97    2,062       --     --      --     205,155        --            --     207,217
  conversion of debt              136,473   1.48    1,365       --     --      --     201,265        --            --     202,630

Issuance of common stock for
  services rendered                 6,579   1.52       66       --     --      --       9,934        --            --      10,000
  services rendered                 3,363   2.23       34       --     --      --       7,466        --            --       7,500

Issuance of common stock for
  cash                            262,500   2.00    2,625       --     --      --     522,375        --            --     525,000

Issuance of warrants at
  below fair market value              --     --       --       --     --      --      11,375        --            --      11,375

Net Loss                               --     --       --       --     --      --          --        --      (554,787)   (554,788)
                               ----------         -------  -------          ----- ----------- ---------  ------------  ----------
Balance at April 30, 1998       8,409,394          84,095   83,983     --     840  19,122,918  (177,766)  (17,752,069)  1,294,018
                               ==========         =======  =======          ===== =========== =========  ============  ==========




See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six months ended
                                                                       April 30,
                                                               --------------------------
                                                                   1997            1998
                                                               --------------------------
Cash flows from operating activities:
  Net loss                                                     $    (3,441)    $ (554,788)
                                                               -----------     ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                       54         54,735
    Financing costs related to issuance of common stock                 --        114,717
    Financing costs related to issuance of warrants                     --         11,375
    Change in assets and liabilities, net of noncash
     transactions:
      Decrease (increase) in receivables                               324         39,039
      Decrease (increase) in inventory                                  --        (71,677)
      Decrease (increase) in other assets                               --        (76,343)
      Increase (decrease) in notes payable                              --        (12,610)
      Increase (decrease) in accounts payable and
        accrued expenses                                             3,335        (10,977)
      Increase in interest payable, net                                787          3,677
                                                               -----------     ----------
                     Total adjustments                               4,500         51,936
                                                               -----------     ----------
           Net cash used in operating activities                     1,059       (502,852)

Cash flows from investing activities:   None

Cash flows from financing activities:
  Proceeds from issuance of common stock                               --         525,000
  Proceeds from collection of receivables on
    common stock                                                       --          25,000
                                                               -----------     ----------
         Net cash provided by financing activities                     --         550,000
                                                               -----------     ----------
                  Net (decrease) in cash                             1,059         47,148

                  Cash at beginning of period                          674        367,680
                                                               -----------     ----------
                  Cash at end of period                        $     1,733     $  414,828
                                                               ===========     ==========





See accompanying notes to financial statements.

-------------------------------------------------------------------------------
(1) INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

---------
LIQUIDITY
---------

As of April 30, 1998, the Company had current assets in excess of current liabilities of $660,462, an accumulated deficit of $17,752,069 and a stockholders' equity of $1,278,018. In July, 1992, the Company entered into a License Agreement with EDI Components, a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. Since entering into such license relationship, the Company funded its working capital needs from license fees paid by EDI Components until the license was terminated in August, 1997. In September, 1997, the Company began limited manufacturing and sales of its patented EDI product. During the six months ended April 30, 1998, the Company booked $174,365 in gross sales of its EDI products and realized therefrom $169,365 in cash and $5,000 in accounts receivable. The Company also collected $7,710 and $19,500 in receivables from trade accounts and related parties, respectively, during the period. The Company received an additional $25,000 payment in January, 1998 on a note receivable on common stock. In addition, the Company received $525,000 in proceeds from the sale of 262,500 shares of Common Stock and 131,250 warrants to purchase Common Stock at an exercise price of $3.00 per share.

 On January 26, 1998, the Company received $200,000 in loans from a principal shareholder. Such proceeds, along with an additional $200,000 in loans received from the same shareholder in February, 1998, were utilized to purchase the rights to certain proprietary membrane technology from Hydro Components, Inc., a Pennsylvania manufacturer of light commercial water and wastewater treatment products. Pursuant to the terms of the loan agreements, the shareholder elected to convert the $400,000 in principal loans, plus accrued interest, into an aggregate of 342,659 shares of Common Stock. See Note (5) - "Stockholders' Equity."

The Company received $19,500 between March and April, 1998 as rental income from sub-leasing approximately 10,000 square feet of its current facility to an unaffiliated third party.

-------------------------------------------------------------------------------
(2) DUE FROM RELATED PARTIES
-------------------------------------------------------------------------------

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at April 30, 1998 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of April 30, 1998 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,351, which has been offset by an allowance for doubtful accounts.

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

-------------------------------------------------------------------------------
(3) INVENTORY
-------------------------------------------------------------------------------

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for EDI water purification modules.

-------------------------------------------------------------------------------
(4) COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

The original cost and accumulated depreciation of assets at April 30, 1998 are as follows.

             Furniture and fixtures                              $29,907
             Leasehold improvements                               22,880
                                                                 -------
                                                                  52,787

             Less accumulated depreciation and amortization        2,311
                                                                 -------
                                                                 $50,476
                                                                 =======

-----------
COMMITMENTS
-----------

On October 1, 1997, the Company assumed the month-to-month lease obligation from EDI Components on its previous facility at 23251 Vista Grande, Laguna Hills, California and vacated such facility in February, 1998. The Company paid an aggregate of $15,955 in lease payments on such facility between November, 1997, and February, 1998.

In November, 1997, the Company entered into a three-year lease agreement on a 30,201 sq. ft. facility located at 23456 South Pointe Drive, Laguna Hills, California. The lease commenced on February 1, 1998 at a lease rate of $16,000 per month, with pre-negotiated annual increases in the second and third years of the lease approximating three percent of the then base monthly lease payment. On November 14, 1997, the Company paid the Lessor $48,000, representing the first month's lease payment, plus a $32,000 security deposit which shall be applied to one-half of the monthly lease payments in months 6, 12, 18 and 24 of the initial lease term. Such security deposit has been recorded as a prepaid deposit in the sum of $32,000 and will be credited to rent expense when utilized over the next 24 months. The Company paid $64,000 in lease payments on such facility between February and April, 1998, which sum was offset by $19,500 in payments received by the Company during the period from the sub-lease of approximately 10,000 square feet to an unaffiliated third party.

-------------------------------------------------------------------------------
(5) STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

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

On January 29, 1998, Anthony Frank exercised his option to convert, at a 27.5% discount to fair market value(1), a $200,000 principal loan made to the Company on January 26, 1998. The conversion resulted in the issuance of 206,186 shares of Common Stock at $0.97 per share. Accordingly, the difference between conversion price and the fair market value of similar restricted common stock on the date of


-------------------
1 The loan agreement with Mr. Frank provided that, upon conversion of the note, the "fair market value" of common stock would be determined as the average of the bid and asked prices of such common stock for the thirty consecutive trading days prior to the conversion date.

issuance, aggregating $7,217, was expensed and added to additional paid-in capital for the fiscal period ended April 30, 1998.

-------------------------------------------------------------------------------
(6) NET LOSS PER SHARE OF COMMON STOCK
-------------------------------------------------------------------------------

Net loss per share of common stock is based on the weighted average number of shares outstanding during each of the respective periods. No effect has been given to common stock equivalents as the effect to loss per share would be anti-dilutive.

                                     PART I

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

---------------------
RESULTS OF OPERATIONS
---------------------

References to 1997 and 1998 are for the six months ended April 30, 1997 and 1998, respectively, and reflect the prior period adjustments discussed in Note
(1) - "Interim Financial Statements."

License fees received from EDI Components for fiscal 1997 were $41,637 as compared to no activity for fiscal 1998. Pursuant to the August, 1997 License Termination Agreement, the obligation of EDI Components to pay license fees to the Company terminated at that time.

The Company realized a gross margin of $79,989 on the sale of EDI products in fiscal 1998, as compared to no sales activities in fiscal 1997. The Company had not initiated manufacturing and marketing operations until September, 1997, after the license agreement with EDI Components had been terminated.

Research and development expenses for fiscal 1998 were $134,344 as compared to no activity for fiscal 1997. These expenses arise from the research and development program which the Company initiated in December, 1997 on the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997.

Sales and marketing expenses were $95,558 for fiscal 1998, as compared to no activity for fiscal 1997. These expenses represent the costs associated with marketing the Company's EDI product, which activities began in September, 1997.

General and administrative expenses for fiscal 1998 increased by $251,204 as compared to fiscal 1997. The increase is due to various factors, including the expenses associated with hiring additional employees in late 1997, the assumption of lease obligations on the facilities occupied by the Company, and legal and accounting fees resulting from the audit conducted on the Company's financial statements for the fiscal year ended October 31, 1997.

Interest expense for fiscal 1998 increased by $2,890 as compared to fiscal 1997, due to the additional interest accrued on a note payable issued in settlement of a lawsuit in May, 1997. Such note was paid in full in January, 1998. The Company accrued additional interest expense on a $200,000 loan received in February, 1998 and converted to common stock in March, 1998.

Financing costs for fiscal 1998 were $126,092, as compared to no activity for fiscal 1997. Of such expense, $90,000 resulted from the issuance of 60,000 shares of common stock to the lessor of the Company's current facility in exchange for an option to purchase the building during the term of the three-year lease. An additional $18,592 financing expense was incurred as a result of the issuance of 206,186 common shares and 175,000 warrants to purchase common shares at below fair market value. The balance of $17,500 in financing costs resulted from the issuance of common stock, at fair market value, as commissions.

The Company received $19,500 during fiscal 1998 from sub-leasing, beginning in March, 1998, approximately 10,000 square feet of its present facility to an unaffiliated third party at $6,500 per month. Such sub-lessee has executed a one-year sub-lease agreement and has paid the last month's lease payment in advance.

No additional provision for loss on lawsuit settlement has been made in fiscal 1998 as the Company believes that adequate provision has been made to settle pending lawsuits.

Net loss of $554,788 for fiscal 1998 represents an increase of $551,347 from the prior year level. This is primarily due to the initiation of research and development activities on the Company's proposed drinking water monitoring product and the increase in marketing, administrative and financing activities resulting from production and sales of the Company's EDI product beginning in late 1997.

-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 1998, the Company had net working capital (total current assets less total current liabilities) of $660,462. The increase in working capital, compared to that reported at October 31, 1997, results primarily from financing activities and sales during the period.

During fiscal 1998, the Company received $169,365 on the sale of EDI products during the period and has accrued an additional $5,000 in receivables pursuant to such product sales. The Company collected $44,039 during the period (including $16,829 in raw materials transferred by EDI Components) on trade accounts and related party receivables accrued in connection with products sold between September and October, 1997.

In February, 1998, the Company relocated to its current 30,201 sq. ft. facility with a view toward expanding its production capabilities for the EDI product. The additional space will also be required if the Company's research program for the drinking water monitoring program proves successful. On March 1, 1998, the Company sub-leased approximately 10,000 sq. ft. of such facility at a monthly rental of $6,500, to offset a portion of its $16,000 monthly lease obligation. The remaining facilities will allow the Company to increase its production capabilities and, in turn, its marketing efforts for sales of the EDI product.

In April, 1998, the Company began a private placement offering of units at $25,000 per unit, consisting of 12,500 shares of Common Stock and 6,250 redeemable three-year warrants to purchase Common Stock at $3.00 per share. As of April 30, 1998, the Company had received $525,000 in net proceeds on the sale of 21 units, representing 262,500 shares of Common Stock and 131,250 warrants.

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

-----------------
PLAN OF OPERATION
-----------------

Between January and February, 1998, the Company borrowed a total of $400,000 from Anthony M. Frank and utilized such funds in February, 1998 to acquire certain rights to the proprietary membrane technology of Hydro Components, Inc. ("HCI"). Of such funds, $200,000 was in the form of a loan and was due to be repaid to the Company, with interest at 8%, on or about April 17, 1998. The Company is currently negotiating to accept payment of such loan in the form of HCI's inventory and accounts receivable, of which $6,331 was collected by the Company subsequent to April 30, 1998. In addition, the Company may negotiate the right for an exclusive sales agreement to sell products to HCI's customers utilizing the inventory proposed to be transferred in payment of the loan.

On April 1, 1998, the Company authorized a private placement offering of securities (the "Offering") to raise up to $1,000,000 in working capital to support its current EDI sales activities and research and development on the drinking water monitoring project utilizing the laser light scattering technology acquired from Wyatt Technology Corporation in October, 1997. As of April 30, 1998, the Company had received $525,000 from subscribers to such Offering and anticipates that the balance of such Offering will be sold prior to its July 31, 1998 expiration date.

Sales of the Company's EDI products is expected to generate increased net revenues with the implementation of the Company's marketing efforts, which began late in 1997.

With its current cash assets, projected sales of securities, revenues from the sale of products and collections anticipated on accounts receivable, the Company believes that it will have adequate sources of working capital for up six (6) months, although it may need additional working capital prior to said date, particularly if the Company is not successful in selling sufficient quantities of EDI products. In addition, the Company may require additional funding to implement the development of membrane technology recently acquired from Hydro Components, Inc.

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

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------
ITEM 1.
-------------------------------------------------------------------------------

In December, 1993, a default judgment was rendered against the Company in the sum of $20,270 for unpaid corporate credit card charges the majority of which accrued from 1989. The lawsuit was brought in the Los Angeles County Municipal Court. During the fiscal year ended October 31, 1994, the Company paid $250 on this judgment and in currently in the process of negotiating an arrangement to satisfy this obligation.

In January, 1998, the Company satisfied the principal and interest due on a $12,000 promissory note issued in May, 1997 to the Economic Development Bank for Puerto Rico (the "Bank") under the terms of a settlement reached on a $3 million default judgment rendered against the Company in June, 1996. The lawsuit, which was brought by the Bank in February, 1993 in the San Juan Superior Court, alleged that the Company, its bankrupt Puerto Rico subsidiary (HOH International, Inc.), and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary. With payment of such note, the Company believes that it has satisfied all of its obligations under the settlement and expects to receive a conditional satisfaction of the judgment shortly.

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

-------------------------------------------------------------------------------
ITEM 2.
-------------------------------------------------------------------------------

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

In connection with the above building lease, in April, 1998, the Company issued 6,579 shares of Common Stock as a commission to the Company's real estate broker. The fair market value of such shares was $10,000, or $1.52 per share, and has been expensed by the Company and added to common stock and additional paid-in capital.

On January 29, 1998, the Company issued 206,186 shares of Common Stock upon the conversion of a $200,000 loan made by principal shareholder, Anthony Frank. The shares were issued at the below fair market value of $0.97 per share, resulting in an expense as of April 30, 1998 in the sum of $7,217.

On March 25, 1998, Mr. Frank converted an additional $200,000 loan made to the Company in February, 1998, together with $2,630 interest accrued thereon. The Company issued 136,473 shares of Common Stock pursuant to such conversion at the rate of $1.4848 per share. The fair market value of similar Common Stock was equal to the conversion price of the shares in question, consequently, no financing expense was recorded for this transaction.

In March, 1998, the Company issued 175,000 warrants to purchase Common Stock, in partial consideration for a three year consulting arrangement entered into with British Far East Holdings, Ltd of Del Mar, California to provide financial advisory services. Of such warrants, 25,000 vest on the date of grant, with an additional 50,000 vesting each twelve months thereafter. The warrants are exercisable at $1.06 per share for a period of five (5) years from the vesting date. The difference between the fair market value of similar Common Stock and the purchase price of the warrants, aggregating $11,375, was expensed as of the fiscal period ended April 30, 1998.

In March, 1998, the Company's Board of Directors authorized the issuance of an aggregate of 500,000 warrants to purchase Common Stock to two consultants to the Company in partial consideration for services to be rendered. The warrants are exercisable at $1.125 per share, in equal increments over a period of five years, commencing one year from the date of grant. The fair market value of the Company's Common Stock was equal to the exercise price of such warrants and no expense was recorded for these transactions.

Also in March, 1998, the Company's Board of Directors authorized the issuance of 250,000 and 150,000 ten-year warrants to purchase Common Stock to the Company's President and Chief Financial Officer, respectively, as bonuses. The warrants are exercisable, at $1.125 per share, in 50,000 increments commencing on the date of grant. The fair market value of the Company's Common Stock equaled the purchase price of such warrants, consequently, no expense was recorded for these transactions.

In April, 1998, the Company began a private placement offering of units at $25,000 per unit, consisting of 12,500 shares of Common Stock and 6,250 redeemable three-year warrants to purchase Common Stock at $3.00 per share. As of April 30, 1998, the Company had received $525,000 in net proceeds on the sale of 21 units, representing 262,500 shares of Common Stock and 131,250 warrants. The warrants are redeemable by the Company, unless exercised, at $0.05 per warrant at any time that the Common Stock shall equal or exceed $4.00 per share for thirty consecutive trading days. In April, 1998, the Company issued 3,363 shares of Common Stock as a commission related to the sale of one of the above private placement units. The fair market value of the Common Stock was $7,500, or $2.23 per share, and was expensed and added to common stock and additional paid-in capital.

The issuance of securities in these transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(b) and 4(2) of the Act, including Regulation D promulgated thereunder. The Company believes that the recipients in each case acquired the securities for investment only and not with a view to the distribution thereof and legends were affixed to the stock certificates. Except as noted, no underwriters or brokers were involved in any transaction.

-------------------------------------------------------------------------------
ITEMS 3 THROUGH 6 OMITTED AS NOT APPLICABLE.
-------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 1998

                                    ELECTROPURE, INC.

                                    By  /s/  CATHERINE PATTERSON
                                        ----------------------------------------
                                        Catherine Patterson
                                        (Secretary and Chief Financial Officer
                                        with responsibility to sign on behalf of
                                        Registrant as a duly authorized officer
                                        and principal financial officer

                                 EXHIBIT INDEX
                                 -------------


    EXHIBIT
    NUMBER            DESCRIPTION
    -------           -----------

      27              Financial Data Schedule