Form 10QSB
period 1998-07-31
ELECTROPURE INC
filed 1998-09-14
CIK 808015

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

                           --------------------------

For the quarterly period                         Commission file number 0-16416
ended JULY 31, 1998

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

         At September 11, 1998, 8,475,497 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS



                                                              October 31,           July 31,
                                                              -----------         ------------
                    Assets                                       1997                 1998
----------------------------------------------------          -----------         ------------
                                                                                   (Unaudited)
Current assets:

  Cash                                                         $367,680           $  117,003

  Receivables:
    Trade accounts                                               14,988              154,221
    Due from related parties                                    115,227              154,536
    Allowance for doubtful receivables                          (85,528)             (85,528)
                                                               --------           ----------
                                                                 44,687              223,229

Inventory:
   Raw materials                                                  7,498              146,491

   Other current assets                                          26,001               48,646
                                                               --------           ----------
                  Total Current Assets                          445,865              535,369
                                                               --------           ----------

  Property and equipment, at cost:
    Office equipment                                              3,584               59,745
    Leasehold improvements                                           --               26,858
                                                               --------           ----------
                                                                  3,584               86,603

    Less accumulated depreciation and amortization                  172                6,115
                                                               --------           ----------
                                                                  3,412               80,488

Acquired technology, net                                        445,676              560,630
                                                               --------           ----------
                  Total Assets                                 $894,953           $1,176,487
                                                               ========           ==========




See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS



                                                              October 31,           July 31,
                                                            -------------        -------------
        Liabilities and Stockholders' Equity                     1997                 1998
---------------------------------------------------------   -------------        -------------
                                                                                   (Unaudited)
Current liabilities:
  Notes payable to stockholders                             $     29,736         $     18,605
  Accounts payable                                                37,843               22,076
  Accrued liabilities                                             23,960               13,773
  Allowance for loss on lawsuit settlements                       23,331               23,331
                                                            ------------         ------------
                               Total Current Liabilities         114,870               77,785

Litigation, claims, commitments and contingencies


Redeemable convertible preferred stock, $.01 assigned
  par value.  Authorized 2,600,000 shares; issued and
  outstanding 2,600,000 shares in 1997 and 1998                   26,000               26,000

Stockholders' equity:
  Common stock, $.01 assigned par value.  Authorized
    20,000,000 shares; 7,774,293 shares issued and
    7,734,293 shares outstanding in 1997; 8,477,997
    shares issued and 8,437,997 shares outstanding
    in 1998                                                       77,343               84,381
  Class B common stock, $.01 assigned par value.
    Authorized 83,983 shares; issued and outstanding
    83,983 shares in 1997 and 1998                                   840                  840
  Additional paid-in capital                                  18,075,947           19,161,131
  Accumulated deficit                                        (17,197,281)         (17,989,884)
  Notes receivable on common stock                              (202,766)            (183,766)
                                                            ------------         ------------
                                                                 754,083            1,072,702
                                                            ------------         ------------
Total Liabilities and Stockholders' Equity                  $    894,953         $  1,176,487
                                                            ============         ============




See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                           Three months ended                    Nine months ended
                                                July 31,                             July 31,
                                      ------------------------------       ------------------------------
                                         1997              1998               1997              1998
                                      ------------------------------       ------------------------------
License fees received                   $  29,200        $      --          $  70,837         $      --
Sales                                          --          326,835                 --           501,200
                                        ---------        ---------          ---------         ---------
                                           29,200          326,835             70,837           501,200
Cost of goods sold                             --          140,325                 --           234,701
                                        ---------        ---------          ---------         ---------
Gross margin                               29,200          186,510             70,837           266,499

Costs and expenses:
  Research and development                     --          124,992                 --           259,336
  Sales and marketing                          --          177,122                 --           272,680
  General and administrative               48,574          147,516             92,865           443,011
                                        ---------        ---------          ---------         ---------

                                           48,574          449,630             92,865           975,027
                                        ---------        ---------          ---------         ---------

Loss from operations                      (19,374)        (263,120)           (22,028)         (708,528)
                                        ---------        ---------          ---------         ---------

Other income and (expense):
  Interest expense                           (577)            (433)            (1,364)           (4,110)
  Interest income                              --            6,188                 --             6,188
  Litigation settlement costs            (112,000)              --           (112,000)               --
  Financing costs                        (614,055)        (126,092)          (614,055)         (126,092)
  Rental income                                --           19,550                 --            39,050
  Miscellaneous income                         --              889                 --               889
                                        ---------        ---------          ---------         ---------
                                         (726,632)         (99,898)          (727,419)          (84,075)
                                        ---------        ---------          ---------         ---------
        Net income (loss)               $(746,006)       $(363,018)         $(749,447)        $(792,603)
                                        =========        =========          =========         =========

Net loss per share of
common stock                            $   (0.34)       $   (0.07)         $   (0.34)        $   (0.15)
                                        =========        =========          =========         =========


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                   Common                   Class B
                                   Stock                  Common Stock
                          ----------------------     -----------------------
                                       Amount                      Amount                      Notes
                          Number    ------------     Number    -------------     Additional  receivable                    Net
                            of       Per               of       Per               paid-in     on common   Accumulated  stockholders'
                          shares    share  Total     shares    share   Total      capital      stock        deficit       equity
                          -------   -----  -----     -------   -----   -----     ----------  ----------   -----------  -------------
Balance at October 31,
 1997                     7,734,293 $  --  $77,343    83,983   $  --   $840     $18,075,947  $(202,766)  $(17,197,281)  $  754,083

Payment on receivable
 on common stock                 --    --       --        --      --     --              --     25,000             --       25,000

Issuance of common
 stock for option
  on building purchase       60,000    --      600        --      --     --          89,400         --             --       90,000

Issuance of common
 stock for
  conversion of debt        206,186  0.97    2,062        --      --     --         205,155         --             --      207,217
  conversion of debt        136,473  1.48    1,365        --      --     --         201,265         --             --      202,630

Issuance of common
 stock for
  services rendered           6,579  1.52       66        --      --     --           9,934         --             --       10,000
  services rendered           4,103  1.83       41        --      --     --           7,459         --             --        7,500
  services rendered           3,363  2.23       34        --      --     --           7,466         --             --        7,500

Issuance of common
 stock on
 exercise of options         12,000  0.50      120        --      --     --           5,880     (6,000)

Issuance of common
 stock for cash             275,000  2.00    2,750        --      --     --         547,250         --             --      550,000

Issuance of warrants at
 below fair market
 value                           --    --       --        --      --     --          11,375         --             --       11,375

Net Loss                         --    --       --        --      --     --              --         --       (792,603)    (792,603)
                         ----------        -------    ------            ---     -----------  ---------   ------------   ----------
Balance at July 31,
 1998                     8,437,997         84,381    83,983      --    840      19,161,131   (183,766)   (17,989,884)   1,072,702
                         ==========        =======    ======            ===     ===========  =========   ============   ==========





See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Nine months ended
                                                                    July 31,
                                                       --------------------------------
                                                            1997                1998
                                                       --------------------------------
Cash flows from operating activities:
  Net loss                                                  $(749,447)      $  (792,603)
                                                            ---------       -----------
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                                  81            90,988
    Financing costs related to issuance of common
     stock                                                    734,055           122,217
    Financing costs related to issuance of
     warrants                                                      --            11,375
    Change in assets and liabilities, net of
     noncash transactions:
      Decrease (increase) in receivables                          177          (178,542)
      Decrease (increase) in inventory                             --          (138,992)
      Decrease (increase) in other assets                          --          (305,666)
      Increase (decrease) in notes payable                     12,000           (12,610)
      Increase (decrease) in accounts payable and
       accrued expenses                                         3,262           (25,954)
      Increase in interest payable, net                         1,364             4,110
                                                            ---------       -----------
                Total adjustments                             750,939          (433,074)
                                                            ---------       -----------
    Net cash used in operating activities                       1,492        (1,225,677)

Cash flows from investing activities:   None

Cash flows from financing activities:
  Proceeds from issuance of common stock                           --           550,000
  Proceeds from notes payable to stockholders                      --           400,000
  Proceeds from collection of receivables on
   common stock                                                    --            25,000
                                                            ---------       -----------
    Net cash provided by financing activities                      --           975,000
                                                            ---------       -----------
              Net (decrease) in cash                            1,492          (250,677)

              Cash at beginning of period                         674           367,680
                                                            ---------       -----------
              Cash at end of period                         $   2,166       $   117,003
                                                            =========       ===========





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

---------
LIQUIDITY
---------

As of July 31, 1998, the Company had current assets in excess of current liabilities of $457,584, an accumulated deficit of $17,989,884 and a stockholders' equity of $1,072,702. In July, 1992, the Company entered into a License Agreement with EDI Components, a California corporation, to grant an exclusive license to manufacture and market the Company's patented Electropure ("EDI") technology. Since entering into such license relationship, the Company funded its working capital needs from license fees paid by EDI Components until the license was terminated in August, 1997. In September, 1997, the Company began limited manufacturing and sales of its patented EDI product. During the nine months ended July 31, 1998, the Company booked $501,200 in gross sales of products and realized therefrom $352,121 in cash and $149,079 in accounts receivable. The Company also collected $7,710 and $19,500 in receivables from trade accounts and related parties, respectively, during the period. The Company received an additional $25,000 payment in January, 1998 on a note receivable on common stock. In addition, the Company received $550,000 in proceeds from the sale of 275,000 shares of Common Stock and 137,500 warrants to purchase Common Stock at an exercise price of $3.00 per share.

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

The Company received $39,050 between March and July, 1998 as rental income from sub-leasing approximately 10,000 square feet of its current facility to an unaffiliated third party.

-------------------------------------------------------------------------------
(2)  DUE FROM RELATED PARTIES
-------------------------------------------------------------------------------

The Company has balances remaining due, including interest, on notes receivable from related parties. The balance includes net amounts remaining on a $30,000 loan made to a former shareholder and an $80,000 loan made to a corporation whose significant stockholder was James E. Cruver, a former officer and director of the Company. The Company received partial payments representing principal and/or interest on these loans, however, due to the fact that they are significantly past due and the uncertainty of when or if they will be collected, interest income was not being recognized until received and the balances at July 31, 1998 are offset by an allowance for doubtful accounts.

A total of $23,763 remains due as of July 31, 1998 from former officers and directors, Harry M. O'Hare, Sr. and David C. Kravitz. Such amount is secured by 37,565 shares of the Company's common stock resulting in an unsecured receivable in the amount of $23,351, which has been offset by an allowance for doubtful accounts.

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

In February, 1998, concurrent with the purchase of certain proprietary membrane technology from Hydro Components, the Company made a 60-day loan to such Pennsylvania-based company in the sum of $200.000. The Company has agreed to accept certain water treatment components (raw materials) valued at $67,429 and $4,900 in capital equipment transferred by Hydro Components in partial payment of the loan. In addition, between March and July, 1998, Hydro Components has provided the Company with services valued at $46,350 and has paid expenses on behalf of the Company totaling $12,186, all of which has been applied to reduce such loan. Consequently, as of July 31, 1998, there remains outstanding, including $6,188 in interest accrued at the annual rate of 8%, a total of $75,323 on such loan.

-------------------------------------------------------------------------------
(3) INVENTORY
-------------------------------------------------------------------------------

Inventory, stated at the lower of cost (determined using the first in, first out method) or replacement market, consists of components for EDI water purification modules as well as water and wastewater treatment components transferred by Hydro Components in partial payment of a loan.

-------------------------------------------------------------------------------
(4) COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

The original cost and accumulated depreciation of assets at July 31, 1998 are as follows.


       Furniture and fixtures                            $59,745
       Leasehold improvements                             26,858
                                                         -------
                                                          86,603

       Less accumulated depreciation and amortization      6,115
                                                         -------
                                                         $80,488
                                                         =======

-----------
COMMITMENTS
-----------

On October 1, 1997, the Company assumed the month-to-month lease obligation from EDI Components on its previous facility at 23251 Vista Grande, Laguna Hills, California and vacated such facility in February, 1998. The Company paid an aggregate of $15,955 in lease payments on such facility between November, 1997, and February, 1998.

In November, 1997, the Company entered into a three-year lease agreement on a 30,201 sq. ft. facility located at 23456 South Pointe Drive, Laguna Hills, California. The lease commenced on February 1, 1998 at a lease rate of $16,000 per month, with pre-negotiated annual increases in the second and third years of the lease approximating three percent of the then base monthly lease payment. On November 14, 1997, the Company paid the Lessor $48,000, representing the first month's lease payment, plus a $32,000 security deposit which shall be applied to one-half of the monthly lease payments in months 6, 12, 18 and 24 of the initial lease term. Such security deposit was recorded as a prepaid deposit in the sum of $32,000 and is to be credited to rent expense when utilized over the first 24 months of the lease. As of July 31, 1998, $8,000 of such prepaid deposit has been utilized and expensed as rent. The Company paid $112,000 in lease payments on such facility between February and July, 1998, which sum was offset by $39,050 in payments received by the Company during the period from the sub-lease of approximately 10,000 square feet to an unaffiliated third party.

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

On January 29, 1998, Anthony Frank exercised his option to convert, at a 27.5% discount to fair market value(1), a $200,000 principal loan made to the Company on January 26, 1998. The conversion resulted in the issuance of 206,186 shares of Common Stock at $0.97 per share. Accordingly, the difference between conversion price and the fair market value of similar restricted common stock on the date of issuance, aggregating $7,217, has been expensed and added to additional paid-in capital as of the fiscal period ended July 31, 1998.

On March 25, 1998, Anthony Frank converted an additional $200,000 loan made to the Company on February 4, 1998. The conversation price was at a 25% discount to the fair market value of the Company's Common Stock and resulted in the issuance of 136,473 shares of Common Stock at $1.48 per share. The conversion price of the shares issued upon conversation of such loan was equal to the fair market value of similar restricted common stock on the date of issuance. Consequently, no expense was reflected for this transaction.

Between April and July, 1998, in conjunction with a private placement offering of securities, the Company issued 275,000 shares of Common Stock and 137,500 warrants to purchase Common Stock at $3.00 per share, and received net proceeds of $550,000. The fair market value of the Company's Common Stock in April, 1998 was less than the $2.00 per share offering price and, as a result, no expense has been accrued for the issuance of these shares. However, the Company issued an additional 3,363 shares to an individual as a commission related to the sale of 37,500 of such private placement securities. The fair market value of such commission shares was $7,500 (or $2.23 per share) and has been expensed and added to common stock and additional paid-in capital as of July 31, 1998.

In April, 1998, the Company issued 3,363 shares of Common Stock as a commission to the real estate broker who negotiated the lease on the Company's current facility. The fair market value of such shares was $10,000 and has been expensed and added to common stock and additional paid-in capital.

In May, 1998, the Company issued 4,103 shares of Common Stock, valued at $7,500, or $1.48 per share, to a consulting firm in partial payment for public relations services to be rendered. The value of the


--------
1 The loan agreement with Mr. Frank provided that, upon conversion of the note, the "fair market value" of common stock would be determined as the average of the bid and asked prices of such common stock for the thirty consecutive trading days prior to the conversion date.

transaction has been expensed and added to common stock and additional paid-in capital as of July 31, 1998.

In July, 1998, the Company issued 12,000 shares of Common Stock and accepted a $6,000 note receivable on the exercise of options, at $0.50 per share, by an employee of the Company. Such note is payable, with minimal interest, within one year or upon any sale of the shares in question.

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


                                     PART I

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

---------------------
RESULTS OF OPERATIONS
---------------------

References to 1997 and 1998 are for the nine months ended July 31, 1997 and 1998, respectively, and reflect the prior period adjustments discussed in Note
(1) - "Interim Financial Statements."

License fees received from EDI Components for fiscal 1997 were $70,837 as compared to no activity for fiscal 1998. Pursuant to the August, 1997 License Termination Agreement, the obligation of EDI Components to pay license fees to the Company terminated at that time.

The Company realized a gross margin of $266,499 on the sale of products in fiscal 1998, as compared to no sales activities in fiscal 1997. The Company had not initiated manufacturing and marketing operations until September, 1997, after the license agreement with EDI Components had been terminated.

Research and development expenses for fiscal 1998 were $259,336 as compared to no activity for fiscal 1997. These expenses arise from the research and development program which the Company initiated in December, 1997 on the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997.

Sales and marketing expenses were $272,680 for fiscal 1998, as compared to no activity for fiscal 1997. These expenses represent the costs associated with marketing the Company's products, which activities began in September, 1997.

General and administrative expenses for fiscal 1998 increased by $350,146 as compared to fiscal 1997. The increase is due to various factors, including the expenses associated with hiring additional employees in late 1997, the assumption of lease obligations on the facilities occupied by the Company, and legal and accounting fees resulting from the audit conducted on the Company's financial statements for the fiscal year ended October 31, 1997.

Interest expense for fiscal 1998 increased by $2,746 as compared to fiscal 1997, due to the additional interest accrued on a note payable issued in settlement of a lawsuit in May, 1997. Such note was paid in full in January, 1998. The Company accrued additional interest expense on a $200,000 loan received in February, 1998 and converted to common stock in March, 1998.

Interest income for fiscal 1998 was $6,188 as compared to no activity for fiscal 1997. The Company realized interest income for the period on a $200,000 loan made in February, 1998 to Hydro Components, Inc.

Financing costs for fiscal 1998 decreased by $487,963, as compared to fiscal 1997. Financing costs for fiscal 1997 reflects the substantial cost of assuming loans, subsequently converted to common stock, from EDI Components pursuant to the August, 1997 license termination agreement with that entity. Of the financing costs incurred for fiscal 1998, $90,000 resulted from the issuance of 60,000 shares of common stock to the lessor of the Company's current facility in exchange for an option to purchase the building during the term of the three-year lease. An additional $18,592 financing expense was incurred as a result of the issuance of 206,186 common shares and 175,000 warrants to purchase common shares at below fair market value. The balance of $17,500 in financing costs resulted from the issuance of common stock, at fair market value, as commissions.

The Company received $39,050 during fiscal 1998 from sub-leasing, beginning in March, 1998, approximately 10,000 square feet of its present facility to an unaffiliated third party at $6,500 per month. Such sub-lessee has executed a one-year sub-lease agreement and has paid the last month's lease payment in advance.

No additional provision for loss on lawsuit settlement has been made in fiscal 1998 as the Company believes that adequate provision has been made to settle pending lawsuits.

Net loss of $792,603 for fiscal 1998 represents an increase of $43,156 from the prior year level. This increase, which was partially offset by a substantial reduction from prior period financing expenses, is due to the initiation of research and development activities on the Company's proposed drinking water monitoring product and the increase in marketing, administrative and financing activities resulting from production and sales of the Company's EDI product beginning in late 1997.

-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1998, the Company had net working capital (total current assets less total current liabilities) of $457,584. The increase in working capital, compared to that reported at October 31, 1997, results primarily from financing activities and sales during the period.

During fiscal 1998, the Company received $352,121 on the sale of products during the period and has accrued an additional $149,079 in receivables pursuant to such product sales. The Company collected $44,039 during the period (including $16,829 in raw materials transferred by EDI Components) on trade accounts and related party receivables accrued in connection with products sold between September and October, 1997. During the fiscal period, Hydro Components reduced its $200,000 liability to the Company, which has accrued $6,118 in interest as of July 31, 1998, by providing a combination of consulting fees, expenses, raw materials and capital equipment aggregating $130,865. Since August 1, 1998, Hydro Components has further reduced its liability with a combination of cash and services rendered totaling $15,319.

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

In April, 1998, the Company began a private placement offering of units at $25,000 per unit, consisting of 12,500 shares of Common Stock and 6,250 redeemable three-year warrants to purchase Common Stock at $3.00 per share. As of July 31, 1998, the Company had received $550,000 in net proceeds on the sale of 22 units, representing 275,000 shares of Common Stock and 137,500 warrants.

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

-----------------
PLAN OF OPERATION
-----------------

The Company is currently negotiating with various potential strategic partners to obtain the working capital primarily needed to fund further research and development activities for the biological sensor technology acquired from Wyatt Technology Corporation in October, 1997. Such strategic partnership may take the form of a license or joint venture arrangement. In addition, the Company believes that its biological sensor research and development may qualify for funding through various grant subsidies and is currently exploring such funding opportunities.

On April 1, 1998, the Company authorized a private placement offering of securities (the "Offering") to raise up to $1,000,000 in working capital to support its current EDI sales activities and research and development on the drinking water monitoring project utilizing the laser light scattering technology acquired from Wyatt Technology Corporation in October, 1997. As of July 31, 1998, the Company had received $550,000 from subscribers to such Offering.

In September, 1998, the Company initiated a 30-day private placement offering to reduce the exercise price, to $1.00 per share, on up to 897,749 warrants to purchase Common Stock originally granted at exercise prices ranging from $2.00 to $15.00 per share. As of September 11, 1998, the Company had issued 56,250 shares of Common Stock pursuant to the offering and had received $56,250 in proceeds therefrom. The Company believes that a number of additional warrantholders will take advantage of the offering and anticipates that additional proceeds in excess of $200,000 will be received.

Sales of the Company's products is expected to generate increased net revenues with the implementation of the Company's increased marketing efforts.

With its current cash assets, projected sales of securities, revenues from the sale of products and collections anticipated on accounts receivable, the Company believes that it will have adequate sources of working capital for up four (4) months, although it may need additional working capital prior to said date, particularly if the Company is not successful in selling sufficient quantities of products. In addition, the Company may require additional funding to implement the development of membrane technology recently acquired from Hydro Components, Inc.

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

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------
ITEM 1.
-------------------------------------------------------------------------------

In December, 1993, a $20,270 default judgment was rendered in the Los Angeles County Municipal Court against the Company unpaid corporate credit card charges. As of October 31, 1997, the Company had accrued an additional $10,474 in interest on such judgment. In June, 1998, the Company entered into an agreement to settle the judgment in exchange for a total payment of $22,000 to be paid over a three month period. As of July 31, 1998, the Company had paid a total of $14,667 on this settlement and as of August 31, 1998 had paid the remaining balance due.

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

In April, 1998, the Company began a private placement offering of units at $25,000 per unit, consisting of 12,500 shares of Common Stock and 6,250 redeemable three-year warrants to purchase Common Stock at $3.00 per share. As of July 31, 1998, the Company had received $550,000 in net proceeds on the sale of 22 units, representing 275,000 shares of Common Stock and 137,500 warrants. The warrants are redeemable by the Company, unless exercised, at $0.05 per warrant at any time that the Common Stock shall equal or exceed $4.00 per share for thirty consecutive trading days. In April, 1998, the Company issued 3,363 shares of Common Stock as a commission related to the sale of one of the above private placement units. The fair market value of the Common Stock was $7,500, or $2.23 per share, and was expensed and added to common stock and additional paid-in capital.

In May, 1998, the Company issued 4,103 shares of Common Stock in partial payment to a public relations firm for services to be rendered. The fair market value of the Common Stock issued was $7,500, or $1.83 per share, and was expensed and added to common stock and additional paid-in capital for the fiscal period ended July 31, 1998.

In July, 1998, the Company issued shares of Common Stock on the exercise of 12,000 options at $0.50 per share and received a note therefor. The transaction has been recorded as an increase both to additional paid-in capital and notes receivable on common stock.

As of September 11, 1998, the Company had issued 56,250 shares of Common Stock on the exercise, at a reduced price of $1.00 per share, of 56,250 warrants originally issued at prices ranging from $2.00 to $15.00 per share.

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

Dated:  September 11, 1998

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