Form 10KSB
period 1998-10-31
ELECTROPURE INC
filed 1999-04-22
CIK 808015

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                     --------------------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

For the fiscal year ended                         Commission file number 0-16416
OCTOBER 31, 1998

                                ELECTROPURE, INC.
                  (FORMERLY, HOH WATER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                      33-0056212
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

            23456 South Pointe Drive, Laguna Hills, California 92653
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 770-9187

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

Indicate by check mark whether any director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Registrant failed to file any reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year. Yes [ X ] No [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 16, 1999 was $3,593,963.

At April 16, 1999, 8,618,925 shares of the Registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.        BUSINESS


                                    BUSINESS

Electropure, Inc. ("Electropure" or the "Company" - formerly, HOH Water Technology Corporation) was organized in 1979 to design, develop, manufacture and market the "EDI" series of patented electrodeionization water treatment devices for commercial, residential, municipal, industrial and agricultural applications. The original EDI was designed as a point-of-entry system to treat the entire house or facility. However, lack of funds and high production costs delayed development of this model. The Company subsequently developed a smaller point-of-use model of the EDI technology aimed at the high purity water treatment segment of the commercial and industrial water treatment markets. The Company's current EDI product is marketed to original equipment manufacturers ("OEM's) as a specialized component for water treatment systems designed to provide ultrapure water to market segments whose major customers include, but are not limited to, semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies.

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

The Company began sales of light commercial/industrial water and waste water treatment equipment in May, 1998. Included in the product line, which the Company offers as its Hydro Components line of products, are high quality sanitary heat exchangers, sample coolers for sterile steam and water, ion exchange membranes for electrodialysis, electrodeposition, and electrochemical separations.

In February, 1998, the Company acquired the rights to certain proprietary membrane technology from Pennsylvania-based Hydro Components, Inc. See "Item 1 - BUSINESS Acquisition of Intellectual Properties - Ion Exchange Membrane Technology". The Company has begun a research project utilizing the acquired technology to develop ion permeable membranes for use with its EDI product. Successful development efforts regarding these membranes would allow the Company to offer more cost-sensitive models of its EDI product to a broader range of users for a wider range of uses.

In October, 1997, the Company acquired an exclusive license to certain patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition provides the basis for Electropure's proposed development of near "real-time" drinking water monitoring systems primarily for municipal applications. This technology and the EDI technology are not intended to be integrated into one product. See "Item 1 - BUSINESS - Acquisition of Intellectual Property - Multi-Angle Laser Light Scattering Instrumentation Technology" and "BUSINESS - Laser Monitoring Division." See also "Item 3 - LEGAL PROCEEDINGS."

ACQUISITION OF INTELLECTUAL PROPERTIES

        EDI COMPONENTS

Effective August 5, 1997, the Company entered into a License Termination Agreement with EDI Components ("EDI Components") terminating the July, 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to the Company's patented water purification technology. Pursuant to the termination agreement, 362,500 shares of the Company's Common Stock, with an agreed value by the parties of $2.00 per share, were issued to the investors of EDI Components in amounts commensurate with their capital investment in such entity. The Company has agreed to issue Additional Shares upon the Common Stock of the Company first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share (each a "Trigger Value"). The aggregate value of such Additional Shares shall equal $675,006, $675,012 and $674,982, respectively, for a total additional value of $2,025,000. If all of the Additional Shares are issued pursuant to the License Termination Agreement, the investors of EDI Components will have received a total of 878,979 shares of the Company's Common Stock, with an aggregate value equal to $2,750,000. The fair market value of the Company's restricted Common Stock was $0.3136 per share on August 14, 1997, the date on which the 362,500 shares were issued to the investors of EDI Components.

The Company issued an additional 566,409 shares of Common Stock, at $0.375 per share, upon conversion of $200,000 in indebtedness, plus $12,404 in related interest, on notes payable assumed by the Company from EDI Components. An additional $10,000 principal loan, plus $1,620 in accrued interest, was assumed by the Company and was paid in September, 1997 with the proceeds realized from the sale of an additional 30,988 shares of Common Stock at $0.375 per share.

The License Termination Agreement provided for an extension, until October 1, 1997, on 95,400 warrants to purchase common stock granted to various investors of EDI Components pursuant to the July, 1992 license agreement. As of October 1, 1997, all of such warrants were exercised at $0.50 per share, including 44,000 warrants which had been assigned to William Farnam, a Director of the Company, and 40,000 warrants held by Floyd Panning, president of EDI. Mr. Panning also exercised 10,000 warrants to purchase common stock previously issued to him in February, 1993 at $0.50 per share as a bonus for services rendered. See "Item 10 EXECUTIVE COMPENSATION - Employment Agreement."

        ION EXCHANGE MEMBRANE TECHNOLOGY

        On February 17, 1998, the Company paid Hydro Components, Inc. ("HCI") the sum of $200,000 under the terms of an Assignment Agreement to acquire the rights to certain proprietary ion exchange membrane technology for use with its EDI water treatment technology. Pursuant to the agreement HCI, a Pennsylvania-based supplier of light commercial water and wastewater treatment products, is to provide the Company with the know-how and technical support to develop extruded membranes with ion exchange materials. A September 15, 1998 addendum to such agreement grants HCI a $65,000 bonus in the event efforts to develop such membrane technology are successful.

        MULTI-ANGLE LASER LIGHT SCATTERING INSTRUMENTATION TECHNOLOGY

On October 25, 1997, the Company issued 2,100,000 shares of its Common Stock to Wyatt Technology Corporation ("Wyatt") as consideration for the transfer by Wyatt of an exclusive worldwide license to certain intellectual property related to drinking water monitoring technology. The agreement encompasses exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of toxicants (mutagens, carcinogens, and metabolic toxins) in fluid. The Company agreed to register up to 630,000 of the shares issued to Wyatt to the end that a sufficient number of shares may be sold by Wyatt to pay federal and state income taxes on the transaction. Wyatt sold 150,000 of such shares in private transactions in May, 1998 ostensibly for this purpose. Consequently, and in accordance with the terms of the 1997 agreement, all remaining shares issued to Wyatt must be held for a period of one year from the transaction date before they may be sold.

The value of the 2,100,000 shares issued to Wyatt is reflected in the Company's financial statements for the fiscal year ended October 31, 1997 as a $447,146 increase in acquired technology to be amortized over a five year period - the remaining life of the primary patent covering the technology. The Company has recorded amortization expense of $1,470 and $89,429 on the technology acquired for the fiscal years ended October 31, 1997 and 1998, respectively. The technology valuation, which was established through an independent appraisal, utilized a weighted average calculation using the last trade prior to and subsequent to the transaction date (October 25, 1997, a Saturday), resulting in a $1.175 value per share. A 28% discount to such value was then applied to 115,000 of the shares the estimated number of shares which must be sold by Wyatt to pay income taxes on the transaction. An 85% discount was applied to the balance of the shares issued (1,985,000), which must be held for one year from the date of the transaction. In summary, the appraisal concluded that the 115,000 and 1,985,000 shares were worth $97,290 and $349,856, respectively, for a total value of $447,146.

Pursuant to the transfer agreement, the Company focused its initial research efforts on applying the Wyatt technology in developing the instrumentation and software to detect, in near "real-time," particulate materials (parasites and other organisms such as bacteria, viruses, spores, etc.) in drinking water. In May, 1998, the initial research phase proved, in a laboratory environment, a capability of the technology for identification and measurement of Cryptosporidium and Giardia cysts. The Company has initiated further research efforts based on these successful results. Under the agreement, Wyatt is to provide technical support as well as various laboratory equipment and supplies required for the research program. (See Item 3 - "Legal Proceedings.")

For a period of three years from the date of the transfer agreement, Wyatt will manufacture and sell to the Company (at a price to be agreed upon) the components required for any product developed by Electropure utilizing the transferred technology. Thereafter, the Company may, at its option, manufacture all such components (except an optical component to which Wyatt will retain all rights), purchase them from others, or continue to purchase said components from Wyatt under terms to be agreed upon. Pricing of the component parts, as well as the optical product proprietary to Wyatt, will be dependent upon their design and features.

Wyatt Technology Corporation owns 16.8% of the currently outstanding common stock of the Company, with 10.3% of the voting control as of April 16, 1999.

THE MARKET FOR WATER PURIFICATION

Water is essential to life and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants which interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent is actually used for human consumption. The remainder is used by industry, irrigation, bathing, laundry, etc.. Enhanced treatment of such water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The EPA has studied and is in favor of the point-of-use approach, provided that treatment equipment meets its Generally Available Technology (GAT) criteria. According to a 1996 report by Environmental Business International, Inc., the San Diego-based market research and consulting firm, the water/wastewater environmental services sector in the United States will grow from its then annual level of $75 billion to $96 billion by the year 2000. The report projects this growth on the basis of two expanding areas of the business: the expansion in the use of outsourcing for industrial water and wastewater treatment activities, and the trend toward privatization of municipal treatment facilities. The firm also sees an annual growth of about five percent in the water treatment equipment and chemicals market, which is currently around $18 billion a year and wherein the EDI technology finds its market segment.

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

The initial point-of-use module of the EDI technology is approximately 8 inches wide, 11 inches deep and 20 inches in height. The product has no moving parts and is capable of processing five (5) gallons of ultrapure water per minute. The module is marketed to original equipment manufacturers (OEM's) of water treatment equipment for incorporation into a point-of-use system complete with pre-treatment components (such as reverse osmosis, filters, softeners, etc.), power supply, and desired gauges and monitors. This system would then be connected to the incoming water line at the point-of-use, to a drain line and to an electrical source. This system is designed to service the small industry users . For higher flow rate requirements, the existing EDI module has been successfully combined in parallel formations to provide 5 - 25 gallons per minute (GPM) of multi-megohm quality water. Larger systems, which produce 25 - 100 GPM, would be marketed to medium scale users. The Company plans to design a higher capacity version of the EDI module which will be intended to provide volumes of high purity water at 15 GPM or more from a single module. The Company believes that this model, if it can be developed, will become the primary product line for desired high purity flow rates in the 25-100 GPM market segment.

                                EDI 5 GPM MODULE



                                   [GRAPHIC]



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

The advantage of the EDI technology over conventional electrodialysis is the combination of various technologies, all of which are individually workable, but which reinforce each other in the EDI technology. EDI technology requires less maintenance than existing systems but requires more stringent pretreatment of entry water. Maintenance is a major problem with conventional electrodialysis and reverse osmosis units, particularly the clogging of membranes. Thus, the advantages of the EDI technology system, as compared to some conventional water treatment systems, include the following:

          - the EDI technology system operates with variable local water pressure and no booster pumps are required.

          - lower maintenance since nothing is consumed except small amounts of electricity. If at all necessary, chemicals are added less frequently than existing equipment.

          - large flow rate relative to its size, as compared to conventional systems that purport to treat the same flow rates.

The Company's belief as to the expected advantages of the EDI technology are based upon its experience with prototypes, pilot production units, products sold by its former licensee, EDI Components, and the approximately 90 EDI products sold by the Company through October 31, 1998. The point-of-use EDI technology incorporates a number of design improvements to the original EDI patent. In October 1990, U.S. Patent No. 4,964,970, was granted on certain of these developments. The Company intends to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs, and allowing the Company to expand its market reach.

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

Similar risks will apply to the use of any product which may be developed using the technology acquired from Wyatt and/or Hydro Components.

THE HYDRO COMPONENTS LINE

The Company began offering for sale its Hydro Components line of products in May, 1998. The Hydro Components line includes water and wastewater treatment products for light commercial/industrial markets such as optical and lens manufacturers; sterile steam samplers for pharmaceutical and biotechnical firms; industrial steam samplers for power plants, pulp and paper mills and refineries; high-flow deionizers sold through catalog houses for humidification, rinse water, cooling water and small laboratories. The Hydro Components line also offers solvent-based coated membranes which are sold to original equipment manufacturers of stabilizing equipment for automotive and appliance painting.

MARKETING

The EDI point-of-use module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, cosmetics, medical and research laboratories. The Company intends to sell these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries where the Company's patent is in force or which have reciprocal patent treaties. The Company (and EDI Components) entered into certain licensing arrangements with two water treatment equipment companies (see Item 1 - "BUSINESS - Acquisition of Intellectual Properties - EDI Components"). The Company has patents for its EDI technology in the following foreign countries: Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and West Germany.


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

PRODUCTION METHODS

        EDI TECHNOLOGY - The EDI module is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. The Company has previously purchased certain tooling and molds required for component plastic parts and intends to contract for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product are currently purchased from outside sources. The Company has acquired rights to proprietary membrane technology which it intends to develop for the EDI product. However, no assurances can be given that an efficient membrane can be developed for use with the EDI product. All final assembly is completed by the Company at its Laguna Hills, California manufacturing facility. Production and assembly functions have been designed with the flexibility to produce customized variations of the EDI for specialized usage.

        HYDRO COMPONENTS LINE - Except for the membranes offered by the Company, the Hydro Components line of products consist of component parts purchased from unaffiliated third party suppliers or sub-contractors and assembled by the Company into the finished product. The membranes sold under the Hydro Components line are specially treated by the Company and currently are fabricated by a sub-contractor pursuant to the Company's design specifications.

WARRANTY

The Company offers a one year limited parts and labor warranty for the EDI module and may, in the future, contract with others to provide warranty service. However, it has not made any arrangements with any persons to provide such service and it may not be able to locate competent persons to perform the services at an acceptable price. The Company has not experienced any warranty returns to date; however, no assurances can be given that future warranty expenses will not be significant.

Suppliers of components utilized in the Hydro Components line of products provide certain limited parts and labor warranties which the Company passes on to its customers. No additional warranties are offered by the Company at this time.

SOURCES OF SUPPLY

The Company believes that material to build the products which it currently offers are readily available from at least two sources and the Company currently has two sources for all such material. The Company is not dependent upon any one or more principal supplier, except as described under Item 1 - "BUSINESS - Acquisition of Intellectual Property - Multi-Angle Laser Light Scattering Instrumentation Technology."

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

The Company has not secured a registered trademark or trade name for the "EDI". In addition, the membrane technology which the Company acquired from HCI in February, 1998 is not patented.

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with the Company and HOH, Inc., dated October 30, 1986. The License Agreement grants to the Company an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the current patent and any improvements thereon or under corresponding foreign patents for the life of such patents. Under the terms of the License Agreement, the Company is obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $42.00 for each EDI technology system, which has a capacity of from six to twenty gallons per minute, sold or placed in service by the Company and its licensees during the life of the patent. Royalties of approximately $9.00 per such EDI technology are also payable until a maximum of approximately $525,600 is paid at which time such additional royalties will terminate. Royalties of approximately 2.05% of the net sales price are also payable on EDI products of other flow rates. In May, 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering certain parts of the EDI technology to the Company.

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

In July, 1992, the Company granted an exclusive worldwide license to EDI Components for the manufacture and sale of EDI products. Such license was terminated in August, 1997. See Item 1 - "BUSINESS - Acquisition of Intellectual Properties - EDI Components."

NON-EXCLUSIVE LICENSE AGREEMENTS

        GLEGG WATER CONDITIONING, INC.

On July 1, 1994, the Company and its former licensee (EDI Components) granted Canadian-based Glegg Water Conditioning, Inc. a non-exclusive license to use and commercially exploit the EDI technology for an initial term of ten (10) years for which Glegg paid the non-refundable sum of $50,000. The license provided that Glegg pay a continuing royalty of 5% on the net sale price of all licensed products having a total system design flow rate of 100 gallons per minute and above and a 10% royalty on flow rates less than 100 gallons per minute.

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

RESEARCH AND DEVELOPMENT

During fiscal 1997, the Company recognized a net expense of $338,825 upon the issuance of shares of common stock in connection with the termination of the license agreement with EDI Components. Such amount was recorded as research and development expense for the period.

The Company expended $445,110 during fiscal 1998 on a research program to develop a drinking water monitoring system derived from the Wyatt technology acquired in October, 1997. The Company concluded its Phase 1 research on this proposed technology and has initiated phase two of its program. Consequently, the Company expects to incur additional research and development costs on the Wyatt technology. Further, in November, 1998, the Company initiated research and development activities regarding the proprietary membrane technology acquired from Hydro Components, Inc. for use with the EDI product. As a result, additional research and development costs will be incurred for the 1999 fiscal year. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

For a description of the technologies referenced above see headings entitled "Multi-Angle Laser Light Scattering Instrumentation Technology" and "Ion Exchange Membrane Technology" under Item 1 - "BUSINESS - Acquisition of Intellectual Properties."

LASER MONITORING DIVISION

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

The latter technology area had already been confirmed, although never commercialized, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted approximately a decade ago. To make the latter area into a viable product line will require the development of specialized instrumentation for the implementation of the methods developed (and patented) under that program, market studies, and the establishment of a marketing plan to target water consumer delivery agencies (municipalities). Although this market may well represent a major opportunity (on a worldwide basis) for future growth of the Company's consumer market products, the current instrumentation and software available from the Wyatt transfer appears to provide a more immediate path to developing the parasite detection concept for the technology. It is for this reason that the Company's initial emphasis will be to conduct a feasibility study for the detection and monitoring of parasites, primarily

Cryptosporidium and Giardia(1), in drinking water sources. Since these parasites form cysts that have a protective shell, they are particularly dangerous and difficult to remove as they are resistant to normal treatment levels of chlorine.

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

A system that would provide for "real-time" contaminant detection and monitoring could prevent or limit outbreaks, saving lives and money in the process. The availability of this technology would clearly represent a leap forward in water delivery and monitoring. Using the instrumentation and (some) software acquired through the Wyatt transfer, the Company will seek to develop software and analytical packages to confirm that the multiangle light scattering ("MALS") measurements of individual Cryptosporidium and Giardia cysts can be identified with a



----------

(1) Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl fecal deposits.

(2) CDC Morbidity and Mortality Weekly Report 46(47):1121, 1997 (week ending November 22, 1997).

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

Based on a very preliminary evaluation of market needs and the size and number of potential customers, the market size is estimated to be greater than $200 million per year. Detailed market validation has not been completed; however, management believes that this estimate is conservative. Concurrent with conducting the initial research program, the Company intends to conduct a more comprehensive market study for this proposed drinking water monitoring system. See Item 1 - "BUSINESS - Acquisition of Intellectual Property - Multi-Angle Laser Light Scattering Instrumentation Technology."

COMPETITION

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

The membrane technology is intended to reduce the Company's dependence on outside suppliers for this component of the EDI product as well as to significantly reduce the cost of such component. If the Company is successful in developing an efficient membrane, the expected cost reduction in the membrane component of the EDI product should result in a substantial increase in the cost competitiveness of the Company's product. See "Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


EMPLOYEES

As of April 16, 1999, the Company employed fourteen full-time employees, of which seven were engaged in development, production and design; four in administrative, marketing and clerical functions; and three are engaged in research and development of the Company's proposed drinking water monitoring product based on the Wyatt technology acquired in October, 1997 (see Item 1 - "BUSINESS - Laser Monitoring Division"). In order to implement its proposed business, the Company will have to hire additional employees in 1999, particularly manufacturing and marketing employees. Additional employees may be required if the Company successfully develops the membrane technology. However, the Company cannot predict with any certainty when it will hire such personnel. The Company believes that its relationship with its employees is good and it is not a party to any collective bargaining agreement. The future success of the Company will be dependent upon its ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

The Company currently leases, with an option to purchase, a 30,201 sq. ft. facility in Laguna Hills, California and pays a gross (including taxes, insurance and major repairs) lease payment of $16,000 per month. In March, 1998, the Company sub-leased approximately 10,000 sq. ft. of such facility to an unaffiliated third party which utilizes such space to warehouse and distribute heating and cooling parts and equipment. Under the terms of the two-year agreement, the sub-lessee pays the Company $6,500 per month. Management believes that its present facilities are adequate for all of its current operations, and those contemplated for the foreseeable future.

The Company has the option, until January 31, 2001, to purchase the above building. If the option is exercised prior to month 18 of the lease term (August 1, 1999), the purchase price will be $2,300,000. If the option is exercised between month 19 and month 36, the purchase price will be $2,300,000, plus the cumulative change in the Consumer Price Index (all Urban Consumers for Los Angeles area) from month 1 to the date the option is exercised. If the Company should exercise its option to purchase the building after month 18, and the closing date of escrow extends beyond month 36, the Company will continue to pay rent as set forth in the lease with applicable increases.

ITEM 3. LEGAL PROCEEDINGS

In June, 1998, the Company entered into an agreement to settle a 1993 default judgment rendered in the Los Angeles County Municipal Court against the Company for unpaid credit card charges. The Company paid a total of $22,000 to extinguish the debt accrued at $30,744, resulting in a gain on the settlement in the sum of $8,744 for the fiscal year ended October 31, 1998.

In January, 1998, the Company satisfied the principal and interest due on a $12,000 promissory note issued to the Economic Development Bank for Puerto Rico (the "Bank") under the terms of a settlement reached in May, 1997 on a $3 million default judgment rendered against the Company in June, 1996. The settlement also provided for the issuance by the Company of 100,000 shares of Common Stock and 100,000 five-year warrants to purchase common stock at $1.00 per share. The lawsuit, which was brought by the Bank in February, 1993 in the San Juan (Puerto Rico) Superior Court, alleged that the Company, its bankrupt Puerto Rico subsidiary (HOH International, Inc.), and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary. With payment of the referenced promissory note, the Company has satisfied all of its obligations under the settlement.

On or about February 15, 1999, the Company filed a complaint against Wyatt Technology Corporation ("Wyatt Technology") in the Orange County Superior Court of California, Case No. 805529. The Complaint alleges a cause of action for breach of contract, specific performance, and reformation, as well as a temporary restraining order and further injunctive and declaratory relief. The lawsuit alleges that Wyatt Technology breached the October, 1997 Technology Transfer Agreement (the "Agreement") by which the Company obtained a license to use and develop certain laser-based technology and patents held by Wyatt Technology.

On February 23, 1999, Orange County Superior Court Judge Randell Wilkinson granted the Company's application for ex parte relief and issued a temporary order restraining Wyatt Technology, and its officers, agents, and representatives, from breaching the Technology Transfer Agreement; from taking any action to rescind the Agreement, or any of the Company's rights thereunder; and from negotiating with any of the Company's competitors, or any third party, regarding the licensing, use, dissemination, sale or transfer of any of the technology which is the subject of the Agreement.

On or about March 9, 1999, Judge Wilkinson vacated the temporary restraining order and confirmed a stipulation entered into between the parties that, among other things, pending the final resolution of the Company's lawsuit against Wyatt Technology, neither Wyatt Technology, nor any of its agents, servants, employees, representatives or other persons acting in concert or participating with them, will engage in negotiations with any third party regarding the licensing, use, dissemination, sale or transfer of any of the technology which is the subject of the Technology Transfer Agreement; nor provide the use of or disseminate in any way, any of that technology to any third party.

On or about February 23, 1999, Wyatt Technology filed a cross-complaint against the Company, Anthony M. Frank, individually; and 25 unnamed "Doe" defendants for relief based on alleged (1) breach of contract; (2) rescission of contract; (3) fraud; (4) declaratory relief; and (5) intentional interference with economic relationship. The Company was unaware of the filing of this cross-complaint until it was served on the Company on or about March 11, 1999.

The Company and its counsel believe that it will prevail on the merits if this matter should go to trial and the Company intends to vigorously prosecute this lawsuit and defend this cross-complaint.

On April 14, 1999, Clifford D. Wyatt, who is an officer and shareholder of Wyatt Technology, resigned from the Board of Directors of Electropure, Inc.

Currently, Wyatt Technology Corporation has 10.3% of the outstanding voting power of all classes of the Company's stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's common stock is currently quoted in the OTC Electronic Bulletin Board market as a "penny stock" under the symbol "ELTP". The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Bulletin Board or "pink sheets", for the quarters that the securities were traded. The quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not represent actual transactions.

                                                                    -----------------
                                                                      COMMON STOCK
                                                                       BID PRICES
                                                                    -----------------
                                                                      HIGH     LOW
       ------------------------------------------------------------------------------
       FISCAL 1997       First Quarter                                 3/8     1/4
       ------------------------------------------------------------------------------
                         Second Quarter                                1/4     1/8
                         ------------------------------------------------------------
                         Third Quarter                                 1/2     1/8
                         ------------------------------------------------------------
                         Fourth Quarter                               1-3/4    5/16
       ------------------------------------------------------------------------------
       FISCAL 1998       First Quarter                                2-1/8    1/2
       ------------------------------------------------------------------------------
                         Second Quarter                               3-3/4    7/8
                         ------------------------------------------------------------
                         Third Quarter                                  3     1-3/8
                         ------------------------------------------------------------
                         Fourth Quarter                               1-3/4   13/16
       ------------------------------------------------------------------------------
       FISCAL 1999       First Quarter                                1-1/2    1/2
       ------------------------------------------------------------------------------
                         Second Quarter (through April 16, 1999)      1-1/2    7/8
       ------------------------------------------------------------------------------

The market for the Company's securities is sporadic and quoted prices may not represent the true value of such securities.

As of April 16, 1999, the Company had approximately 760 holders of record of its Common Stock.

Between September 3, 1998 and October 31, 1998, the Company issued 155,928 shares of Common Stock upon the exercise of warrants pursuant to a private placement offering to reduce, to $1.00, the exercise price of such warrants which were originally exercisable at prices ranging from $2.00 to $15.00 per share.

Between August 14, 1998 and October 31, 1998, the Company granted 465,000 warrants to purchase Common Stock at exercise prices ranging from $0.8125 to $1.38 per share. In November, 1998, an additional 75,000 warrants were granted at $1.00 per share. Of such warrants, 10,000 ten-year warrants were granted to each of the Company's five (5) Board members as an annual stipend for service to the Board of Directors. The remaining warrants, expiring through October, 2004, were granted to employees of the Company and vest in varying annual increments.

On January 15, 1999, the Company issued 1,000,000 shares of its Series B Convertible Preferred Stock ("Series B") out of the 1,000,000 shares of authorized Preferred Stock, $1.00 par value. Series B provides for a $1.00 per share liquidation preference over the Common Stock, Class B Common Stock and Redeemable Convertible Preferred Stock and each share of Series B entitles the holder thereof to four (4) votes per share and is to vote as a class along with holders of the Common Stock, Class B Common Stock and Redeemable Convertible Preferred Stock. The shares of Series B are convertible, in whole or in part, into Common Stock on a share for share basis at any time at the option of the holder, Mr. Anthony M. Frank. Each share of Series B is automatically convertible into one share of Common Stock upon five days' written notice from the Corporation if either of the following events shall occur:

        (1) The Corporation shall make a public offering of any of its securities under the terms of an Underwriting Agreement with a securities dealer or underwriter; or

        (2) The Corporation's securities shall be admitted for listing on a national securities exchange market system or the NASDAQ System where its Common Stock may then be traded.

In February, 1999, the Company issued an aggregate of 125,000 warrants to purchase Common Stock at $0.90 per share to two employees. All of such warrants vest over a five year period commencing one year from the date of grant. An additional 25,000 warrants, at a $0.90 exercise price, were granted to an employee as a bonus. The latter warrants are fully exercisable as of the date of grant.

In March, 1999, the Company granted 175,000 warrants to purchase Common Stock to a consultant in partial consideration of services to be rendered. Such warrants, exercisable at $1.00 per share, vest over a five-year period commencing one year from the date of grant.

All of these warrant issuances were in private direct transactions, exempt under
Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN RECLASSIFICATIONS HAVE BEEN MADE TO PRIOR YEAR FINANCIAL INFORMATION TO CONFORM TO THE CURRENT YEAR PRESENTATION.

FISCAL YEARS ENDED OCTOBER 31, 1997 AND 1998

Sales increased for the fiscal year ended October 31, 1998 by $779,524 as compared to fiscal 1997, since the Company only initiated EDI module sales in the last three months of fiscal 1997 and had no sales of its Hydro Components line of products during the 1997 fiscal year.

Research and development expenses for fiscal 1998 increased by $106,285 compared to fiscal 1997. The expenses incurred in fiscal 1997 primarily reflect the costs associated with the issuance of common stock pursuant to the termination during the year of the license relationship with EDI Components, offset by $78,437 in license fees received by the Company from EDI Components prior to such termination. In fiscal 1998, research and development expenses arise from the program which the Company initiated in December, 1997 to develop the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997.

General and administrative expenses for fiscal 1998 increased by $555,137 as compared to fiscal 1997. The primary components of this increase include:

- Additional expenses, totaling $240,593, due to increases in the Company's administrative and consulting staff;

- Increases in rent and utilities, aggregating $117,602, resulting from the Company's March, 1998 relocation to its current facility;

- An increase of $97,403 in stock based compensation costs. This expense represents the fair value of warrants issued as partial consideration for goods and services rendered by employees and consultants to the Company. The increased cost for fiscal 1998, is commensurate with the increase in employees and use of consulting services by the Company.

- An expense during fiscal 1998 upon writing off $7,278 in uncollectible accounts.

The increase in general and administrative expenses for fiscal 1998 were partially offset by the $58,500 in income realized by the Company on the sub-lease of approximately 10,000 square feet of the facility which it current occupies. The Company will continue to sub-lease such premises until it requires the use of the area involved.

Interest income and expense activity is reflected as a net figure and represents an increase of $393,868 in interest expense for the fiscal year ended 1998 as compared to the prior year. Interest income for fiscal 1998, in the sum of $7,556, arose from a short-term loan. The primary component of interest expense in fiscal 1998, is represented by a $400,175 expense realized pursuant to the issuance of convertible debt of $400,000 in loans by a principal shareholder.

The Company realized a net loss before income taxes and extraordinary item of $1,532,194 for fiscal 1998, representing an increase of $920,997 from the prior year level. The increase was primarily due, as noted above, to increased overhead expenses, the costs of issuing compensatory stock warrants and the recognition of the beneficial conversion features of debt incurred during fiscal 1998.

During fiscal 1998, the Company realized an extraordinary gain of $26,051 resulting from writing off the principal and accrued interest on a 1980 loan made to the Company for which no collection efforts have been made. In addition, $8,744 of this gain represents the difference between the amount carried by the Company for payables and the amount paid by the Company during fiscal 1998 to settle the debt in full.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had net working capital (total current assets less total current liabilities) of $284,957, representing a decrease of $11,549 from the prior year end. The Company accrued $100,000 pursuant to the prepayment in that amount by a customer for EDI products to be delivered at a later date. Such products were delivered and the sales revenue was recorded in November, 1998.

Between January and March, 1998, $409,847 of indebtedness incurred during the current period was converted into 342,659 shares of the Company's Common Stock.

During fiscal 1997, the Company funded its working capital requirements with $78,437 received from EDI Components. Thereafter, the Company funded its operations with $511,620 in net proceeds (including a $25,000 note receivable) from the private placement issuance of 530,988 shares of Common Stock and 250,000 three-year warrants to purchase Common Stock at $2.00 per share. The Company issued 4,706 shares of Common Stock to an individual as a commission in connection with such private placement. The Company received an additional $28,700 in cash and a $25,000 note during fiscal 1997 upon the exercise of 107,400 warrants to purchase Common Stock.

The Company had limited sales of its EDI products during the 1998 fiscal year and initiated sales of its Hydro Components line of products in May, 1998. Although the Company incurred a loss of $1,136,324 from such operations for fiscal 1998, cost-cutting efforts and increased marketing activities are expected to generate higher sales revenues during the latter part of fiscal 1999. The Company funded its working capital and other cash needs during fiscal 1998 from the sale of securities. The Company received net proceeds of $550,000 pursuant to a private placement offering whereby the Company issued 278,363 shares of Common Stock and 137,500 three-year warrants to purchase Common Stock. Of such common shares, 3,363 shares were issued as a commission to one individual. The Company received an additional $155,928 on the exercise of warrants to purchase Common Stock pursuant to a private offering by the Company to temporarily reduce, to $1.00, the exercise prices of such warrants originally granted at prices ranging from $2.00 to $15.00. The Company also received notes in the amount of $6,000 and $29,750 on the exercise of 12,000 and 25,000 warrants during fiscal 1998.

On January 15, 1999, the Company received $1 million in net proceeds upon the sale to Anthony M. Frank of one million shares of Series B Convertible Preferred Shares. See Item 5 for a description of the Series B Convertible Preferred Stock. See also Item 12 - "Certain Relationships and Related Transactions - Mr. Anthony Frank."

PLAN OF OPERATION

In the opinion of management, available funds will satisfy the Company's working capital requirements through October, 1999. The Company intends to fund its working capital requirements by establishing strategic alliances with potential joint venture partners for specific products under development or now being produced by the Company. The Company is currently in the preliminary stage of discussions with a potential strategic partner regarding further development and use of the membrane technology acquired by the Company from Hydro Components in February, 1998. The Company further believes that similar opportunities will become available for other potential products, i.e., the Laserpure monitoring technology, as successful development efforts are achieved. In an effort to conserve available working capital, the Company intends to also utilize leasing arrangements and/or debt financing where available in order to continue its development programs. This approach will also permit the Company to acquire capital equipment which will allow for lower production costs of various EDI module components, particularly, the membranes utilized therein. The Company's management believes that, if necessary, the Company will be able to raise additional working capital by the private sale of its securities.

No assurances can be given that currently available funds will satisfy the working capital needs of the Company for the period estimated, or; that the Company can obtain additional working capital through the sale of Common Stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to the Company. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to the Company.

The Company will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, in order to carry out its business objectives. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. Further, any such financing may cause dilution of the interests of the current shareholders in the Company. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to carry out its current business objectives are based upon certain assumptions, including certain assumptions as to the Company's revenues, net income (loss) and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its plans. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities that are significantly lower than the current market price of the Company's Common Stock.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Item 13 (a)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN CERTIFYING ACCOUNTANTS

On June 16, 1998, the Company retained the independent accounting firm of Kelly & Company to conduct an audit of its financial statements for the fiscal years ended October 31, 1997 and 1998. For the Company's fiscal years ended October 31, 1996 and 1997, the financial statements were subject to going concern qualifications and an uncertainty as to the outcome of certain litigation and claims, but were not otherwise qualified or modified as to audit scope, or accounting principles by Alex N. Chaplan & Associates. During the two fiscal years ended October 31, 1996 and 1997, and since October 31, 1997, there were not any disagreements with Alex N. Chaplan & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Alex N. Chaplan & Associates, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K. During the two fiscal years ended October 31, 1996 and 1997, and between October 31, 1997 and June 16, 1998, Registrant did not consult with Kelly & Company on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined above).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of Electropure, Inc. are as follows:

             -------------------------------------------------------------------
                         NAME                 AGE             POSITION
             -------------------------------------------------------------------
             William F. Farnam                 78             Director

             Randall P. Frank                  36             Director

             Randolph S. Heidmann              48             Director

             Floyd H. Panning                  70      Director, President and
                                                       Chief Executive Officer

             Catherine Patterson               46      Chief Financial Officer
                                                            and Secretary

WILLIAM F. FARNAM, 78, was named to the Board of Directors on August 5, 1997. Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Forum (Los Angeles) for sports entrepreneur Jack Kent Cooke. He served the City of Inglewood, California for 20 (cumulative) years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982. Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California. He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired. Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

RANDALL P. FRANK, 36, joined the Board of Directors on October 25, 1997. Mr. Frank, is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder in the Company. Between 1992 and 1995, he worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. Randall Frank has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management ("Thunderbird").

RANDOLPH S. HEIDMANN, 48, was employed by the Company between September, 1990 and November, 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which the Company planned to engineer into its product line. He was named to the Company's Board of Directors in September, 1991. Prior to joining the Company, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Since 1991, Mr. Heidmann has served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. He holds a BS degree in Physics from the University of California at Davis.

FLOYD H. PANNING, 70, joined the Board of Directors and was engaged by the Company as President and Chief Executive Officer in August, 1997. Mr. Panning came out of retirement in April, 1992 to establish EDI Components and form a license relationship with the Company to manufacture and market the EDI technology. He has been the president of EDI Components since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar businesses which were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

CATHERINE PATTERSON, 46, became Secretary of the Company in May, 1989, was Assistant Secretary from May, 1986 to May, 1988, held the position of Treasurer from August, 1984 to February, 1986, and was a director for a short time in 1984. In June, 1990, she became Chief Financial Officer of the Company. From 1971 until joining the Company in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director of the Company. See Item 10 - "Executive Compensation - Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, all directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934. The following table provides information regarding any of such reports which were filed on a delinquent basis:

    -------------------------------------------------------------------------------------------
              NAME OF                           TYPE OF                  NO. OF TRANSACTIONS
          REPORTING PERSON                  REPORT FILED LATE               REPORTED LATE
    -------------------------------------------------------------------------------------------
                                    Form 4 - Statement of Changes in
    Anthony M. Frank                             Beneficial Ownership             1
                                    Form 4 - Statement of Changes in
    Randall P. Frank                             Beneficial Ownership             2
                                    Form 4 - Statement of Changes in
    Randolph S. Heidmann                         Beneficial Ownership             1
                                    Form 4 - Statement of Changes in
    Floyd H. Panning                             Beneficial Ownership             2
                                    Form 4 - Statement of Changes in
    Catherine Patterson                          Beneficial Ownership             1
                                    Form 3 - Initial Statement of
    Clifford D. Wyatt (1)                        Beneficial Ownership             1

(1) Clifford D. Wyatt resigned from the Company's Board of Directors on April 14, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The Company had no executive officer whose annual compensation was more than $100,000 per year for the fiscal years ended October 31, 1998 and 1997. Floyd Panning, who joined the Company as Chief Executive Officer in August, 1997, is being compensated at the rate set forth in his Employment Agreement with the Company that is described below under "Executive Compensation - Employment Agreement." The Company has no stock option or other forms of compensation plans.

The following table sets forth summary information regarding compensation paid by the Company for the years ended October 31, 1998 and 1997 to the chief executive officer of the Company.

           ----------------------------------------------------------------------------
                                                         OTHER ANNUAL       AWARDS
                  NAME AND                               COMPENSATION
             PRINCIPAL POSITION      YEAR    SALARY($)      ($) (1)       OPTIONS (#)
           ----------------------------------------------------------------------------
           FLOYD H. PANNING
                President and        1998     87,346           -          250,000 (2)
           Chief Executive Officer
                                     1997     12,000           -          125,000 (3)

(1) The Company is not required to report the value of personal benefits unless the aggregate dollar value for 1998 was at least 10 percent of the executive officer's salary and bonus or $50,000.

(2) In March, 1998, the Company granted Mr. Panning 250,000 options to purchase Common stock at an exercise price of $1.125 per share. The options, which expire in March, 2008, vest in increments of 50,000 over a five-year period commencing on the grant date.

(3) See "Item 10 - Executive Compensation - Employment Agreement".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

EMPLOYMENT AGREEMENT

On August 14, 1997, the Company entered into a five-year Employment Agreement (effective August 5, 1997) with Floyd Panning whereby he became the Company's President and Chief Executive Officer. Mr. Panning has the unilateral option to extend such employment for a period of two (2) years. The Agreement provides Mr. Panning with five weeks' vacation, the use of a Company car and cellular telephone and participation in any benefit programs offered by the Company (none at this time). Pursuant to the terms of the Employment Agreement, Mr. Panning was granted 125,000 warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 annually commencing with the date of the agreement. The Employment Agreement also provides for the following:

      (a) A base monthly salary of $6,500 increasing to $8,000 per month once the Company has realized a minimum of $1 million in financing. Each year thereafter, the base salary shall automatically increase by an amount equal to five (5%) percent. Mr. Panning's base salary increased to $8,000 per month effective in April, 1998 pursuant to meeting the minimum financing requirement.

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

      (d) Mr. Panning may, without cause, terminate his employment and retain the right to the following percentage of his base monthly salary:

                ---------------------------------------------------------
                           YEAR OF                      PERCENT
                         TERMINATION                   OF SALARY
                ---------------------------------------------------------
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

COMPENSATION OF DIRECTORS

In August, 1997, the Company authorized an annual issuance of 10,000 ten-year warrants to purchase Common Stock to each Director for service to the Company at a 25% discount to the fair market value of the Common Stock as of the date of grant. In August, 1997, 10,000 warrants to purchase Common Stock were issued to each of the then five (5) Directors of the Company (including Mr. Floyd Panning, who joined the Board in August) at an exercise price of $0.375 per share. An additional 10,000 ten-year warrants were issued, at an exercise price of $0.68 per share, to Randall P. Frank, who joined the Board of Directors in October, 1997.

In August, 1998, pursuant to the above resolution, the Company issued 10,000 ten-year warrants to purchase Common Stock to each of the Company's five Directors at an exercise price of $1.375 per share.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 16, 1999 with respect to the Common Stock, Class B Common Stock, and Convertible Preferred Stock owned by the only persons known by the Company to own beneficially 5% or more of any such classes of stock, by each director and by all directors and officers as a group.

------------------------------------------------------------------------------------------------------------------------------------
                                   COMMON               CLASS B                 SERIES B                CONVERTIBLE          % OF
                                   STOCK      % OF      COMMON       % OF      PREFERRED      % OF       PREFERRED   % OF   VOTING
           NAME                    (1)(2)     CLASS      STOCK       CLASS      STOCK(3)      CLASS       STOCK(4)   CLASS  POWER(5)
William F. Farnam                   116,918     1.0%          --          --           --          --           --      --     (*)

Anthony M. Frank
320 Meadowood Court
Pleasant Hill, CA 94523           2,479,742    21.3%          --          --    1,000,000         100%          --      --    34.3%

Randall P. Frank                    403,898     3.5%          --          --           --          --           --      --     2.1%

Randolph S. Heidmann                 20,000     (*)           --          --           --          --           --      --     (*)

Harry M. O'Hare, Sr
2035 Huntington Dr. #1
S. Pasadena, CA 91030                 2,500     (*)       83,983         100%          --          --      931,629    35.8%    8.5%

Floyd H. Panning
23456 South Pointe Drive
Laguna Hills, CA 92653              826,792     7.1%          --          --           --          --        7,500     (*)     4.4%

Catherine Patterson                 210,112     1.8%          --          --           --          --        2,906     (*)     1.1%

Clifford D. Wyatt                    10,000     (*)           --          --           --          --           --      --     (*)

Wyatt Technology Corporation
30 S. La Patera Lane, Suite B-7
Santa Barbara, CA 93117           1,950,000    16.8%          --          --           --          --           --      --    10.3%

All officers and directors
as a group (6 persons)            1,587,720    13.7%          --          --           --          --       10,406     (*)     8.5%

----------

(*)  Less than 1%

(**) Includes address of five percent or more shareholders of any class.

------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes shares of Common Stock issuable upon conversion of Class B Common Stock, which carry eight (8) votes per share. If such shares of Common Stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 1,587,720 shares (13.6%) of Common Stock, respectively.

(2) Includes currently exercisable warrants or options to purchase an aggregate of 3,004,834 shares of Common Stock.

(3) The Series B Convertible Preferred Stock is convertible into Common Stock, on a share-for-share basis, at the option of the holder or automatically if (a) the Company shall make a public offering of its securities, or (2) if the Company's securities are listed on NASDAQ or a national securities exchange market system.

(4) The Convertible Preferred Stock was convertible into Common Stock only if certain earnings or market prices of the Common Stock were achieved prior to October 31, 1990. Such earnings and market prices were not achieved and commencing January 31, 1991, the Company was required to redeem such shares at $0.01 per share. The Company intends to redeem the Convertible Preferred Stock during fiscal 1999.

(5) Reflects the voting rights of the Common Stock and Convertible Preferred Stock, each of which carries one (1) vote per share; Class B Common Stock, which carries eight (8) votes per share; and Series B Convertible Preferred Stock, which carries four (4) votes per share.

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

In October, 1998, the Company agreed to seek the approval of its shareholders (at the next annual meeting of shareholders) to enter into an agreement with Mr. O'Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions. If such petition is approved, the agreement provides for the transfer of all Electropure, Inc. securities held by Mr. O'Hare's to such creditors, including the Company, in exchange for certain monthly cash payments and extinguishment of debt owed by Mr. O'Hare. The Company intends to call an annual meeting of its shareholders as soon as practicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MR. WILLIAM FARNAM

On October 1, 1997, Mr. Farnam exercised 44,000 warrants to purchase Common Stock at $0.50 per share. Such warrants, which were scheduled to expire at 5:00 P.M. on October 1, 1997, had been assigned to Mr. Farnam by various investors of EDI Components.

On October 8, 1998, Mr. Farnam exercised 1,250 and 1,668 warrants to purchase Common Stock which had been assigned to him by the original holder of such warrants on October 2, 1998. Pursuant to a private placement offering authorized by the Company in September, 1998, the original exercise price of such warrants ($9.00 and $15.00, respectively) had been reduced to $1.00 per share.

MR. ANTHONY FRANK

In February, 1996, Mr. Frank loaned EDI Components $500,000 and received, as partial consideration therefor, a security interest in the Company's patents and 300,000 warrants to purchase the Company's common stock at $2.25. Such warrants are exercisable until February, 2001. Mr. Frank had the right and elected on June 2, 1997 to convert such loan, plus $38,056 in accrued but unpaid interest, into the common stock of the Company at a 25% discount to Fair Market Value for the thirty consecutive trading days prior to conversion. Such conversion resulted in the issuance of 1,717,484 shares of the Company's common stock, 319,202 of which shares were sold by Mr. Frank to Floyd Panning, President of EDI Components, at his cost of $100,000. An additional 319,202 of such shares were sold by Mr. Frank to his son, Randall Frank, a Director of the Company, at cost.

Between December, 1996 and April, 1997, Mr. Frank loaned EDI Components an additional $150,000 at 10% interest. Mr. Frank had the right to convert said loans into common stock of the Company and in August, 1997 converted such loans, plus $7,110 in accrued interest, into 418,960 shares of the Company's Common Stock at the rate of $0.375 per share. On October 7, 1997, Mr. Frank sold, at his cost, 200,000 of such shares to his adult daughter, Tracy F. Frank (100,000 shares), and to Ronald J. O'Hare (50,000 shares) and Catherine Patterson (50,000 shares). Mr. O'Hare is currently employed by the Company and formerly served as a Director until August 14, 1997. Ms. Patterson currently serves as Corporate Secretary and Chief Financial Officer of the Company.

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

On January 26, 1998, Mr. Frank loaned the Company, at 10% annual interest, the sum of $200,000 and on January 29, 1998, he converted such loan into 206,186 shares of the Company's Common

Stock at $0.97 per share. Conversion of such debt to equity resulted in an expense to the Company as of October 31, 1998 in the sum of $7,217. On February 4, 1998, Mr. Frank loaned the Company an additional $200,000 under a two-year note which also carried the right to convert the principal and interest accrued thereon into Common Stock at a 25% discount to the fair market value. On March 25, 1998, Mr. Frank converted the additional $200,000 loan, together with $2,630 in accrued interest, into 136,473 shares of Common Stock. Under the loan agreements with Mr. Frank, fair market value is determined as the mean of the bid and asked prices of the Common Stock for the thirty (30) consecutive trading days prior to the conversion date.

On January 15, 1999, Mr. Frank purchased 1,000,000 shares of the Company's Series B Convertible Preferred Stock, $1 par value, and paid therefor the sum of $1 million. Each share of Series B Stock carried four (4) votes per share and is convertible into Common Stock, on a share-for-share basis, at any time at Mr. Frank's option. Such Series B shares are also automatically convertible, however, if either of the following events occur:

        (1) Electropure shall make a public offering of any of its securities under the terms of an Underwriting Agreement with a securities dealer or underwriter; or

        (2) Electropure's securities shall be admitted for listing on a national securities exchange market system or the NASDAQ System where its Common Stock may then be traded.

MR. RANDALL FRANK

On August 14, 1997, Mr. Frank received 25,000 shares of Common Stock, valued at $2.00 per share, as part of an initial issuance of shares to the investors of EDI Components in accordance with the terms of the License Termination Agreement entered into between Electropure and that company.

On September 21, 1998, Mr. Frank exercised 1,250 and 1,112 warrants to purchase Common Stock at $1.00 per share pursuant to the Company's private placement offering to temporarily reduce the exercise price (originally $9,00 and $15.00, respectively) of such warrants.

MR. RANDOLPH S. HEIDMANN

On August 12, 1998, the Company loaned Mr. Heidmann the sum of $3,500. The loan, which bears interest at the lowest rate permitted, matured on October 1, 1998 and currently remains outstanding. If the parties mutually agree in the future, the loan may be utilized as partial payment to acquire certain proprietary technology under development by Mr. Heidmann. The technology in question relates to a new design of a power supply which may be used with the Company's EDI water treatment product.

In January, 1999, the Company loaned Mr. Heidmann an additional $5,000 for the purposes set forth above and is in the process of negotiating a more definitive arrangement relating to the referenced acquisition.

MR. PANNING

On August 14, 1997, Mr. Panning received 50,000 shares of Common Stock, valued at $2.00 per share, as part of an initial issuance of shares to the investors of EDI Components, in accordance with the terms of the License Termination Agreement between the Company and EDI Components. Mr. Panning was the founder, the President and a principal shareholder of EDI Components.

Also on August 14, 1997, pursuant to the terms of a five-year Employment Agreement entered into with the Company, Mr. Panning was granted 125,000 ten-years warrants to purchase Common Stock at the below fair market value of $0.28125 per share. See Item 10 - "Executive Compensation - Employment Agreement." The warrants are exercisable in increments of 25,000 each year on a cumulative basis.

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

On March 25, 1998, Mr. Panning was granted 250,000 ten-year warrants to purchase Common Stock at $1.125 per share. Such warrants are exercisable in annual increments of 50,000, commencing on the grant date, to vest over a five-year period; provided, however, that Mr. Panning is employed by the Company on the exercise date.

WYATT TECHNOLOGY CORPORATION

The Company issued 2,100,000 shares of Common Stock to Wyatt Technology Corporation pursuant to a Technology Transfer Agreement entered into on October 25, 1997. See Item 1 - "BUSINESS - Acquisition of Intellectual Properties - Multi-Angle Laser Light Scattering Instrumentation Technology." See also Item 3
- "Legal Proceedings." On March 5, 1998, Wyatt Technology Corporation sold, in private transactions at $1.00 per share, 100,000 shares of such Common Stock to Mr. Anthony Frank and 50,000 to Mr. William F. Farnam, a principal shareholder and a Director of the Company, respectively.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.     Financial Statements

               Independent Auditor's Report

               Balance Sheets as of October 31, 1998 and 1997

               Statements of Operations for the years ended October 31, 1998 and 1997

               Statements of Shareholders' Equity for the years ended October 31, 1998 and 1997

               Statements of Cash Flows for the years ended October 31, 1998 and 1997

               Notes to Financial Statements

        2.     Financial Statement Schedules.

               No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

(b)     Reports on Form 8-K

        A report on Form 8-K was filed on April 20, 1999 to report (1) a change in the Registrant's independent accountants; (2) the sale of Series B preferred stock of the Company; and (3) the Resignation of a Director of the Registrant.

(c)     Exhibits

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

      10.48    Technology License Agreement with Glegg Water Conditioning, Inc.
               dated July 2, 1994. ****

      10.48.1  Amended and Restated Technology Licence Agreement with Glegg
               Water Conditioning, Inc. dated May 22, 1997. *****

      10.51    Settlement Agreement with Economic Development Bank for Puerto
               Rico dated May 16, 1997. *****

      10.52 Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. *******

      10.53    Assignment Agreement with Hydro Components, Inc. dated February
               17, 1998.********

      27.      Financial Data Schedule.

----------

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

**** Previously filed on October 11, 1995 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1994.

***** Previously filed on July 16, 1997 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1996.

****** Previously filed on September 11, 1997 in connection with Registrant's Form 10-QSB for the fiscal quarter ended July 31, 1997.

******* Previously filed on November 14, 1997 in connection with Schedule 13-D filed by Wyatt Technology Corporation.

******** Previously filed on March 5, 1998 in connection with Registrant's Form 10-QSB for the fiscal quarter ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated:  April 16, 1999


                                        ELECTROPURE, INC.


                                        BY     /S/  CATHERINE PATTERSON
                                           -------------------------------------
                                                    CATHERINE PATTERSON
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURES


/S/  WILLIAM F. FARNAM                                Director               April 16, 1999
-----------------------------------
WILLIAM F. FARNAM

/S/  RANDALL P. FRANK                                 Director               April 16, 1999
-----------------------------------
RANDALL P. FRANK


                                                      Director
-----------------------------------
RANDOLPH S. HEIDMANN

/S/  FLOYD H. PANNING                          Chief Executive Officer       April 16, 1999
-----------------------------------                 and Director
FLOYD H. PANNING

                                               Chief Financial Officer
/S/  CATHERINE PATTERSON                       (Principal Financial and      April 16, 1999
-----------------------------------              Accounting Officer)
CATHERINE PATTERSON

                               ELECTROPURE, INC.

                              FINANCIAL STATEMENTS


                       As of October 31, 1998 and 1997 and
                               For the Years Ended
                            October 31, 1998 and 1997

                                ELECTROPURE, INC.

                        Index to the Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------



        Financial Statements of Electropure, Inc.:

               Report of Independent Auditors .............................    1

               Balance Sheets,
                  October 31, 1998 and 1997 ...............................    2

               Statements of Operations
                  For the Years Ended October 31, 1998 and 1997 ...........    4

               Statements of Shareholders' Equity
                  For the Years Ended October 31, 1998 and 1997 ...........    5

               Statements of Cash Flows
                  For the Years Ended October 31, 1998 and 1997 ...........    7

        Notes to the Financial Statements .................................   10

                                 KELLY & COMPANY

                        ---------------------------------

                          Certified Public Accountants
                       3931 MacArthur Boulevard, Suite 205
                         Newport Beach, California 92660
                                 (949) 474-7440
                               FAX (949) 474-7554


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Electropure, Inc.

We have audited the accompanying balance sheets of Electropure, Inc. as of October 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, has negative cash flow from operations and an accumulated deficit. In addition, the Company has relied primarily on the sale of its securities and borrowings to provide the cash needed for operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
March 31, 1999

                                ELECTROPURE, INC.



                                 Balance Sheets
                            October 31, 1998 and 1997

--------------------------------------------------------------------------------

                                     ASSETS

                                                           1998            1997
                                                        ----------      ----------
Current assets:
   Cash and equivalents                                 $   57,440      $  367,680
   Trade accounts receivable                               161,225          10,459
   Account receivable - related party                           --          36,329
   Notes receivable - related party                         70,627              --
   Inventory                                               320,532          19,085
   Other current assets                                     24,505           4,900
                                                        ----------      ----------
Total current assets                                       634,329         438,453

Property and equipment, net                                134,045           3,412
Intangible assets, net of accumulated amortization         528,192         445,676
Other assets                                                90,000              --
                                                        ----------      ----------

TOTAL ASSETS                                            $1,386,566      $  887,541



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.



                                 Balance Sheets
                            October 31, 1998 and 1997

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1998               1997
                                                         ------------       ------------
Current liabilities:
   Trade accounts payable                                $    126,843       $     64,919
   Notes payable to shareholders                                   --             29,737
   Note payable to officer                                      6,216                 --
   Customer deposit                                           100,000                 --
   Other current liabilities                                  116,313             47,291
                                                         ------------       ------------
Total current liabilities                                     349,372            141,947
Note payable to officer, net of
   current portion                                             12,315                 --
                                                         ------------       ------------

Total liabilities                                             361,687            141,947

Commitments and contingencies

Redeemable convertible preferred stock; $0.01
   par value; 2,600,000 shares authorized,
   issued and outstanding                                      26,000             26,000
Shareholders' equity:
   Series B convertible preferred stock; $1.00 par
    value; 1,000,000 shares authorized; none issued
    and outstanding (Notes 2 and 26)                               --                 --
   Common stock; $0.01 par value; 20,000,000
     shares authorized; 8,618,925 and 7,734,293
    shares issued and outstanding                              86,189             77,343
   Class B common stock; $0.01 par value; 83,983
    shares authorized, issued and outstanding                     840                840
Additional paid-in capital                                 20,032,205         18,244,073
Accumulated deficit                                       (19,059,605)       (17,552,662)
Notes receivable on common stock                              (60,750)           (50,000)
                                                         ------------       ------------
   Total shareholders' equity                                 998,879            719,594
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  1,386,566       $    887,541



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                            Statements of Operations
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------



                                                   1998              1997
                                                -----------       -----------
Net sales                                       $   805,513       $    25,989
Cost of sales                                       704,365            59,134
                                                -----------       -----------
   Gross profit (loss)                              101,148           (33,145)
                                                -----------       -----------

Operating costs and expenses:
   Research and development                         445,110           338,825
   General and administrative                       792,362           237,225
                                                -----------       -----------
                                                  1,237,472           576,050
                                                -----------       -----------
       Loss from operations                      (1,136,324)         (609,195)

Interest expense, net                              (395,870)           (2,002)
                                                -----------       -----------
Loss before provision for income taxes and
   extraordinary item                            (1,532,194)         (611,197)
Provision for income tax                               (800)             (800)
Extraordinary gain                                   26,051                --
                                                -----------       -----------

NET LOSS                                        $(1,506,943)      $  (611,997)


NET LOSS PER SHARE, BASIC AND DILUTED           $      0.19       $      0.19



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

--------------------------------------------------------------------------------



                                   Series B                         Class B        Series B                         Class B
                                  Convertible        Common          Common       Convertible        Common         Common
                                Preferred Shares     Shares          Shares     Preferred Stock      Stock           Stock
                                ----------------  ------------    ------------  ---------------   ------------    ------------
BALANCE, OCTOBER 31, 1996,
  AS PREVIOUSLY REPORTED                    --       2,224,806          83,983              --    $     22,248    $        840
  Prior period adjustments
    (Note 23)                               --              --              --              --              --              --
BALANCE, OCTOBER 31, 1996,
  AS RESTATED                               --       2,224,806          83,983              --          22,248             840
  Common shares and warrants
    issued in settlement of
    litigation                              --         100,000              --              --           1,000              --
  Common shares issued for
    legal and consulting
    services                                --          20,000              --              --             200              --
  Common shares issued on
    exercise of conversion
    features granted in
    prior years                             --       1,864,933              --              --          18,649              --
  Issuance of conversion
    features for contract
    research and development                --              --              --              --              --              --
  Common shares issued on
    exercise of conversion
    features granted during
    the year                                --         418,960              --              --           4,190              --
  Common shares issued on
    termination of  EDI
    Components agreement                    --         362,500              --              --           3,625              --
  Common shares issued for
    the purchase of
    intellectual property
    from Wyatt Technology                   --       2,100,000              --              --          21,000              --
  Common shares issued to
    private investors for cash              --          30,988              --              --             310              --
  Common shares issued upon
    exercise of warrants                    --         107,400              --              --           1,074              --
  Common shares and warrants
    issued in private
    placement offering                      --         504,706              --              --           5,047              --
  Warrants granted on common
    stock  to employees
    and consultants for
    services                                --              --              --              --              --              --
  Net loss                                  --              --              --              --              --              --
BALANCE, OCTOBER 31, 1997                   --       7,734,293          83,983              --    $     77,343    $        840


                                  Additional
                                    Paid-in        Accumulated    Note Receivable
                                    Capital          Deficit        Common Stock         Total
                                  ------------     ------------   ---------------    ------------
BALANCE, OCTOBER 31, 1996,
  AS PREVIOUSLY REPORTED          $ 16,080,709     $(16,025,246)    $   (152,766)    $    (74,215)
  Prior period adjustments
    (Note 23)                          627,153         (915,419)         152,766         (135,500)
BALANCE, OCTOBER 31, 1996,
  AS RESTATED                       16,707,862      (16,940,665)              --         (209,715)
  Common shares and warrants
    issued in settlement of
    litigation                         122,500               --               --          123,500
  Common shares issued for
    legal and consulting
    services                            21,575               --               --           21,775
  Common shares issued on
    exercise of conversion
    features granted in
    prior years                        (18,649)              --               --               --
  Issuance of conversion
    features for contract
    research and development           130,909               --               --          130,909
  Common shares issued on
    exercise of conversion
    features granted during
    the year                            (4,190)              --               --               --
  Common shares issued on
    termination of  EDI
    Components agreement               271,056               --               --          274,681
  Common shares issued for
    the purchase of
    intellectual property
    from Wyatt Technology              426,146               --               --          447,146
  Common shares issued to
    private investors for cash          11,310               --               --           11,620
  Common shares issued upon
    exercise of warrants                52,626               --          (25,000)          28,700
  Common shares and warrants
    issued in private
    placement offering                 494,953               --          (25,000)         475,000
  Warrants granted on common
    stock  to employees
    and consultants for
    services                            27,975               --               --           27,975
  Net loss                                  --         (611,997)              --         (611,997)
BALANCE, OCTOBER 31, 1997         $ 18,244,073     $(17,552,662)    $    (50,000)    $    719,594



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                    Series B                        Class B         Series B                         Class B
                                   Convertible       Common          Common        Convertible        Common         Common
                                Preferred Shares     Shares          Shares      Preferred Stock      Stock           Stock
                                ----------------  ------------    ------------   ---------------  ------------    ------------
BALANCE, OCTOBER 31, 1997,
  AS PREVIOUSLY REPORTED                    --       7,734,293          83,983              --    $     77,343    $        840
  Prior period adjustments
    (Note 23)                               --              --              --              --              --              --
BALANCE, OCTOBER 31, 1997,
  AS RESTATED                               --       7,734,293          83,983              --          77,343             840
  Common shares issued for
    option to purchase
    building                                --          60,000              --              --             600              --
  Common shares issued for
    real estate broker
    commission                              --           6,579              --              --              66              --
  Paid in capital arising
    from beneficial conversion
    features on convertible
    debt issued                             --              --              --              --              --              --
  Common shares issued for
    convertible debt                        --         342,659              --              --           3,427              --
  Common shares issued on
    exercise of options                     --          12,000              --              --             120              --
  Common shares issued for
    consulting and public
    relations services                      --           4,103              --              --              40              --
  Common shares and warrants
    issued in private
    placement offering                      --         278,363              --              --           2,784              --
  Common shares issued on
    exercise of warrants                    --         180,928              --              --           1,809              --
  Payment of receivable
    arising from issuance
    of common stock                         --              --              --              --              --              --
  Warrants granted on common
    stock to employees and
    consultants for services                --              --              --              --              --              --
Net loss                                    --              --              --              --              --              --
BALANCE, OCTOBER 31, 1998                   --       8,618,925          83,983              --    $     86,189    $        840


                                  Additional
                                    Paid-in       Accumulated    Note Receivable
                                    Capital          Deficit       Common Stock         Total
                                  ------------    ------------   ----------------   ------------
BALANCE, OCTOBER 31, 1997,
  AS PREVIOUSLY REPORTED          $ 17,999,946    $(17,121,280)    $   (202,766)    $    754,083
  Prior period adjustments
    (Note 23)                          244,127        (431,382)         152,766          (34,489)
BALANCE, OCTOBER 31, 1997,
  AS RESTATED                       18,244,073     (17,552,662)         (50,000)         719,594
  Common shares issued for
    option to purchase
    building                            89,400              --               --           90,000
  Common shares issued for
    real estate broker
    commission                           9,934              --               --           10,000
  Paid in capital arising
    from beneficial conversion
    features on convertible
    debt issued                        400,175              --               --          400,175
  Common shares issued for
    convertible debt                   406,420              --               --          409,847
  Common shares issued on
    exercise of options                  5,880              --           (6,000)              --
  Common shares issued for
    consulting and public
    relations services                   7,460              --               --            7,500
  Common shares and warrants
    issued in private
    placement offering                 547,216              --               --          550,000
  Common shares issued on
    exercise of warrants               183,869              --          (29,750)         155,928
  Payment of receivable
    arising from issuance
    of common stock                         --              --           25,000           25,000
  Warrants granted on common
    stock to employees and
    consultants for services           137,778              --               --          137,778
Net loss                                    --      (1,506,943)              --       (1,506,943)
BALANCE, OCTOBER 31, 1998         $ 20,032,205    $(19,059,605)    $    (60,750)    $    998,879



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                            Statements of Cash Flows
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


                                                      1998              1997
                                                   -----------       -----------
Cash flows from operating activities:
Net loss                                           $(1,506,943)      $  (611,997)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation                                         11,937               123
   Amortization                                        117,484             1,470
   Uncollectible accounts receivable                    (7,278)               --
   Obsolete inventory                                       --             4,189
   Issuance of warrants for services                   137,778            40,375
   Issuance of common stock for contract
     research and development                               --           405,590
   Interest expense arising from issuance of
     convertible debt                                  400,175                --
   Services provided in payment of note
       receivable - related party                       69,627                --
   Issuance of common stock for services                17,500             9,375
   Extraordinary gain on settlement of debt            (26,051)               --
Increase (decrease) in assets:
   Trade accounts receivable                          (145,965)           (7,710)
   Accounts receivable - related party                  19,500           (36,329)
   Inventories                                        (216,239)           (7,498)
   Other current assets                                (19,606)           15,100
Increase (decrease) in liabilities:
   Trade accounts payable                               70,668            18,399
   Customer deposit                                    100,000                --
   Other current liabilities                            70,884            25,745

CASH USED IN OPERATING ACTIVITIES                     (906,529)         (143,168)



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                            Statements of Cash Flows
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------



                                                               1998              1997
                                                            -----------       -----------
Cash flows used in investing activities
   Purchase of property and equipment                          (117,670)           (3,045)
   Purchase of intangible assets                               (200,000)               --
   Increase in notes receivable, related parties               (203,500)           (2,101)
                                                            -----------       -----------
       CASH USED IN INVESTING ACTIVITIES                       (521,170)           (5,146)

Cash flows provided by (used in) financing activities:
   Principal payments on notes payable                          (13,469)               --
   Proceeds from the issuance of notes payable -
       related parties                                          400,000                --
   Payments on notes receivable for common stock                 25,000                --
   Proceeds from exercise of warrants                           155,928            28,700
   Proceeds from issuance of stock - private
       placement                                                550,000           486,620
CASH PROVIDED BY FINANCING ACTIVITIES                         1,117,459           515,320

Net increase (decrease) in cash                                (310,240)          367,006

CASH AT BEGINNING OF PERIOD                                     367,680               674

CASH AT END OF PERIOD                                       $    57,440       $   367,680



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                            Statements of Cash Flows
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


                Supplemental Disclosure of Cash Flow Information

                                                              1998            1997
                                                            ---------       ---------
Interest paid                                               $   3,251       $   2,002
Income taxes paid                                           $     800       $     800


       Supplemental Schedule of Non-Cash Investing and Financing Activities

Acquisition of assets in non-cash transactions:
   Assets acquired                                          $ 200,108       $ 447,146
   Accounts receivable, related party                       $ (19,306)             --
   Notes receivable satisfied                               $ (70,802)             --
   Issuance of note payable to officer                      $ (20,000)             --
   Issuance of common stock                                 $ (90,000)      $(447,146)

Satisfaction of settlement liability:
   Issuance of note payable                                        --       $ (12,000)
   Issuance of common stock                                        --       $(123,500)
   Reduction of accrued liability                                  --       $ 135,500

Reduction of notes receivable for issuances of
  common stock considered uncollectible:
   Reduction of notes receivable                                   --       $(152,766)
   Reduction of additional paid-in capital                         --       $ 152,766

Issuance of common stock for note receivable:
   Notes receivable received                                $  35,750              --
   Issuance of common stock                                 $ (35,750)             --

Convertible debt retired by issuances of common stock:
   Reduction of liabilities                                 $ 409,847              --
   Common stock                                             $(409,847)             --



    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


1.      DESCRIPTION OF BUSINESS

        Electropure, Inc. (the "Company") manufactures and markets electrodeionization ("EDI") water treatment devices for commercial and industrial high purity water applications. The Company holds patents on its EDI product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies. The Company's Hydro Components products are sanitary heat exchangers, sample coolers for sterile steam and water, ion exchange membranes for electrodialysis, electrodeposition, and electrochemical separations.

2.      FINANCIAL RESULTS AND LIQUIDITY

        The Company has incurred net losses of $1,506,943 and $611,997 in fiscal years 1998 and 1997, respectively, and at October 31, 1998 has an accumulated deficit of $19,059,605. Despite its negative cash flows from operations of $906,529 and $143,168 in fiscal years 1998 and 1997, respectively, the Company has been able to secure additional operating capital through private funding sources. Subsequent to year end, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock for $1,000,000. No assurances can be given that the Company can or will continue to obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. The Company's ability to continue as a going concern will be reliant upon its ability to do so. The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate sufficient revenues from the sale of the Company's products.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition

        Revenues on the sale of the Company's products are recognized when the products are shipped.

        Research and Development

        Research and development expenditures are charged to expense as they are incurred. The Company's research and development activities include its proposed drinking water monitoring system utilizing the multi-angle laser light scattering technology. Additionally, it includes efforts to develop ion permeable membranes for application in its EDI product. Contract research and development is expensed in relation to development effort by the development contractor.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        Inventory

        Inventory is stated at the lower of cost using the first in, first out method, or market, and consists of components for both water purification and ion exchange membrane products.

        Property and Equipment

        The Company records property and equipment at cost. Significant improvements, which extend the life of the underlying asset, are capitalized, and expenditures for normal maintenance and repairs are charged to operations. Depreciation is provided for property and equipment using the straight-line method over the expected useful lives noted below. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the term of the lease.

                                                                        Years
                                                                        -----
                   Automobiles                                            5
                   Furniture and fixtures                                 5
                   Leasehold improvements                                 3

        Intangible Assets

        Intangible assets are the cost of intellectual properties described as acquired patented technology and unpatentable process technology that are amortized on a straight-line method over the shorter of the estimated useful life of the technology or the patent term.

        Impairment of Long-Lived Assets

        The Company annually evaluates its long-lived assets, including identifiable intangible assets, such as intellectual properties, for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 1998 and 1997.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


 3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        Income Taxes

        The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

        Stock Based Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans.

        As permitted by SFAS No. 123, the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Compensation cost for warrants and stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the requisite vesting periods.

        Cash and Cash Equivalents

        Cash equivalents include short term, highly liquid instruments with original maturities of three months or less.

        Earnings per Common Share

        In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Earnings for the years ended October 31, 1998 and 1997 have been calculated in accordance with this pronouncement.

        Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


 3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        Product Warranty Cost

        Provision for estimated warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the financial statements. Accordingly, actual amounts could differ from these estimates.

        Reclassifications

        Certain reclassifications have been made to prior years financial statements to conform with the 1998 presentation.

4.      RELATED PARTY TRANSACTIONS

        Notes Receivable

        At October 31, 1998 and 1997, notes receivable from related parties consisted of:

                                                               1998         1997
                                                              -------      -------
            Note receivable from a director, without
            collateral, issued in August 1998, with
            interest at 5.58% per annum, due
            October 1, 1998. The Company extended the
            due date to May 15, 1999                          $ 3,500           --

            Note receivable from a related party,
            issued in February 1998, with interest
            at 8% per annum, due in April 1998
            The note is collateralized by all the assets
            of the entity. The Company extended the due
            date to April 30, 1999                             67,127           --
                                                              -------

                TOTAL NOTES RECEIVABLE RELATED PARTY          $70,627           --

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


        4.     RELATED PARTY TRANSACTIONS, CONTINUED

        Purchase of a Vehicle

        The Company purchased an automobile from an officer of the Company for $23,000. The Company paid $3,000 in cash and issued a note payable for the balance.

        EDI Components Development and Marketing Agreement

        In 1992, the Company entered into an agreement with EDI Components for the development and marketing of its patented EDI technology. The Company issued warrants and conversion features (the "securities") to EDI Components for these development activities. The value of securities granted, net of cash received by the Company, has been recorded as research and development costs.

        In August 1997, the agreement was terminated. Under the terms of the termination, the Company obtained certain assets, assumed notes payable and other obligations of EDI Components, and entered into an employment agreement with EDI Component's president to become the president of the Company (Note 10). In addition, the expiration date of warrants to purchase 95,400 common shares was extended to October 1, 1997 and were subsequently converted.

        The termination agreement provided for the Company to issue 362,500 shares of its common stock. An additional 516,479 shares will be issued if the market price of the Company's stock reaches certain levels ("contingent shares") as follows:

                        Share                                     Number of
                        Price                                      Shares
                        -----                                      ------
                      $   3.00                                      225,002
                      $   4.00                                      168,753
                      $   5.50                                      122,724
                                                                 ----------
                                                                    516,479

        The value of the shares issued and the contingent shares has been recorded as research and development costs.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


        4.     RELATED PARTY TRANSACTIONS, CONTINUED

        EDI Components Development and Marketing Agreement, Continued

        The number of shares issuable upon exercise of the securities and the value ascribed to the securities follows:

                                                      Number of
                                                        Shares
                                                       Issuable         Value
                                                      ----------      ----------
        For the year ended October 31, 1997:
               Conversion features                       418,960      $  130,909
               Termination shares issued                 362,500         113,281
               Contingent shares                         516,479         161,400
                                                      ----------      ----------

                                                       1,297,939         405,590

        For the years prior to November 1, 1996:
               Conversion features and warrants        1,156,908       1,068,206
                                                      ----------      ----------

                                                       2,454,847      $1,473,796

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


5.      NOTES RECEIVABLE FOR ISSUANCE OF COMMON STOCK

        On various dates during the periods being reported upon, the Company allowed certain individuals, including current and former officers and directors, to purchase shares and to exercise options or warrants held by them in exchange for notes receivable. The year end balances of notes receivable related to the issuance of common stock is reflected as a reduction of equity in the accompanying Statement of Shareholders' Equity and is summarized as follows:

                                                                           October 31,
                                                                       --------------------
                                                                        1998         1997
                                                                       -------      -------
           Note receivable from an officer and director for the
           issuance of 50,000 shares of common stock in August
           1997, with interest at 5.49% per annum, due in July
           2002. The note receivable is collateralized by the
           shares issued for the note receivable (Note 10)             $25,000      $25,000

           Note receivable from a third party for the issuance of
           25,000 shares of common stock in October 1997, with
           interest at 5.61% per annum, due in October 1999. The
           note is collateralized by the shares issued for the
           note receivable. This note receivable was retired in
           the year ended October 31, 1998                                  --       25,000

           Note receivable from a former director for the
           issuance of 12,000 shares of common stock in July
           1998, with interest at 5.51% per annum, due in July
           1999. The note receivable is collateralized by the
           shares issued for the note                                    6,000           --

           Note receivable from a former director for the
           issuance of 25,000 shares of common stock in July
           1998, with interest at 5.63% per annum, due in July
           1999. The note receivable is collateralized by the
           shares issued for the note                                  $29,750           --
                                                                       -------      -------
               TOTAL                                                   $60,750      $50,000
                                                                       =======

        Notes receivable arising from the issuance of 34,108 shares of common stock from 1989 through 1993 to then officers, directors, and others totalling $152,766 were determined not to

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


        be realizable and have been retroactively reclassified as a permanent reduction of additional paid-in capital as of November 1, 1996 (Note 23).

6.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                     1998            1997
                                                   ---------       ---------
           Automobiles                             $  23,000              --
           Furniture and fixtures                     94,711       $   3,584
           Leasehold improvements                     28,443              --
                                                   ---------       ---------
                                                     146,154           3,584
               Less: accumulated depreciation        (12,109)           (172)
                                                   ---------       ---------
           TOTAL PROPERTY AND EQUIPMENT, NET       $ 134,045       $   3,412

        Depreciation expense for the years ended October 31, 1998 and 1997 was $11,937 and $123, respectively.

7.      INTANGIBLE ASSETS

        The Company, in two separate transactions, acquired certain intangible assets described as intellectual properties. The assets are stated at cost as follows:

                                                             1998            1997
                                                           ---------       ---------
           Multi-angle laser light scattering
           instrumentation (Note 21)                       $ 447,146       $ 447,146

           Ion exchange membrane technology (Note 21)        200,000              --
                                                           ---------       ---------

              Total intangible assets                        647,146         447,146
                  Less: accumulated amortization            (118,954)         (1,470)
                                                           ---------       ---------

           TOTAL INTANGIBLE ASSETS, NET                    $ 528,192       $ 445,676

        In addition, the Company holds two patents on certain electrodeionization water treatment ("EDI") technology. The original patent was issued in August 1984 and will expire in 2001. A patent on design improvements was granted in October 1990 and will expire in 2007.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


8.      NOTES PAYABLE TO OFFICER AND SHAREHOLDERS

        Notes payable to officer and shareholders consist of the following:

                                                                       1998           1997
                                                                      --------       --------
              Note payable to shareholder, without collateral,
              with an interest rate of 10% per annum, originally
              due October 1981 (Note 11)                                    --       $ 17,308

              Note payable to shareholder, without collateral,
              with interest at 8% per annum. This note was paid
              in full January 1998                                          --         12,429

              Note payable to officer, collateralized by an
              automobile, with interest at 9% per annum,
              payable in monthly installments of $636 through
              July 15, 2001                                           $ 18,531             --
                                                                      --------       --------

              Total notes payable to officer and shareholders           18,531         29,737
                  Less: Current portion                                 (6,216)       (29,737)
                                                                      --------       --------
           LONG TERM PORTION OF NOTES PAYABLE TO OFFICER
              AND SHAREHOLDERS                                        $ 12,315             --

        Maturities of notes payable for the years ending October 31:

               1999                                     $  6,216
               2000                                        6,800
               2001                                        5,515

        Interest expense for the years ended October 31, 1998 and 1997 was $403,863 and $2,002, respectively.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


9.      DEFERRED INCOME TAXES

        The components of the provision for income taxes are as follows:

                                                1998      1997
                                                ----      ----
           Current tax expense:
               Federal                            --        --
               State                            $800      $800
                                                ----      ----
                                                 800       800
                                                ----      ----
           Deferred tax expense (benefit):
               Federal                            --        --
               State                              --        --
                                                ----      ----
                                                ----      ----
                                                ----      ----
           Total provision                      $800      $800
                                                ====      ====

        Significant components of the Company's deferred income tax assets and liabilities at October 31, 1998 and 1997 are as follows:

                                                              October 31
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
           Deferred income tax assets:
               Net operating loss carryforward      $ 4,557,259       $ 3,945,156
               Allowance for doubtful accounts           10,009            37,034
               Amortization                              36,375                --
               Other                                      7,658             3,150
                                                    -----------       -----------
           Total deferred income tax asset            4,611,301         3,985,340
               Valuation allowance                   (4,611,301)       (3,985,340)
                                                    -----------       -----------
           Net deferred income tax asset                     --                --
                                                    ===========       ===========

        Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

                                                               1998          1997
                                                              ------        ------
           Tax expense at U.S. statutory income tax rate       (34.0)%       (34.0)%
           State tax provision                                   0.1           0.1
           Change in valuation allowance                        34.0          34.0
                                                              ------        ------
           EFFECTIVE INCOME TAX RATE                             0.1%          0.1%

        The Company also has federal and state net operating loss carryforwards of $12,174,759 and $4,492,912, respectively, available to offset future taxable income through 2018.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


10.     COMMITMENTS

        Lease

        In November 1997, the Company entered into a three-year lease agreement commencing on February 1, 1998 on a facility located in Laguna Hills, California, that houses the corporate offices, research and development, and products facilities. Monthly lease payments are $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001. The Company has an option to extend the lease for two (2) three-year terms at pre-determined lease rates. Also, the Company issued 60,000 shares of its common stock for an option to purchase the building at any time prior to January 31, 2001 for $2,300,000, or $2,300,000 plus the cumulative change in the Consumer Price Index from inception of the lease to the date of exercise if exercised after August 1999. The value of the shares issued for the facility purchase option was $90,000.

        Effective March 1, 1998, the Company entered into a two-year sub-lease agreement for a portion of the facility to a third party at the rate of $6,500 per month.

        At October 31, 1998, the future minimum lease payments and sublease rental income are as follows:

                                                Minimum             Minimum
                                                 Lease              Sublease
                                                Payments          Rental Income
                                               ----------        ---------------
               1999                             $196,320            $ 78,000
               2000                              202,206              26,000
               2001                               50,922                  --
                                                --------            --------
               Total                            $449,448            $104,000

        Rent expense was $151,956 and $9,392 for the years ended October 31, 1998 and 1997, respectively. Sublease rental income was $58,500 for the year ended October 31, 1998.

        Bonus

        As an incentive, the Company has agreed to pay a one-time performance bonus of $65,000 to the former owner of the ion exchange membrane technology when the Company successfully meets a certain level of quality in treated water for a specific minimum period of time as a result of the utilization of ion exchange membrane technology purchased in February 1998 (Note 21). The Company has not as yet met the criteria described in the acquisition agreement.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


10.     COMMITMENTS, CONTINUED

        Employment Contract

        Effective in August 1997, in connection with the EDI Components development and marketing agreement termination, the Company entered into a five-year employment agreement with Mr. Floyd Panning, now the Company's President and Chief Executive Officer. Mr. Panning has an option to extend the agreement for two years and was granted 125,000 warrants to purchase common stock at $0.28125 per share. The employment agreement also provides for the following:

        a. A base monthly salary of $6,500 that increased to $8,000 per month once the Company realized a minimum of $1 million in additional financing. Mr. Panning's base monthly salary increased pursuant to this provision effective in April 1998. Annually, the base salary automatically increases by five (5%) percent.

        b. The Company agreed it would, upon realizing the above minimum financing, pay Mr. Panning an additional compensation of approximately $28,000, which has been accrued.

        c. The right to nominate one person for a seat on the Company's Board of Directors during the term of his employment. Under the terms of this provision, Mr. Panning was nominated and was voted onto the Company's Board of Directors.

        d. Mr. Panning may terminate his employment contract at any time, and he retains the rights to the following percentages of his base salary for the period covered by this agreement:

                          Year of                              Salary Percentage
                    Employment Contract                            Retained
                    -------------------                            --------
                             1                                         60%
                             2                                         70%
                             3                                         80%
                             4                                         90%
                             5                                        100%

        e. Termination of the employment contract by the Company shall immediately vest all 125,000 warrants granted to Mr. Panning. In addition, if the termination by the Company of Mr. Panning's employment is without cause, the 516,479 contingent shares issuable in connection with the termination agreement (Note 4) shall be issued unless Mr. Panning's successor is approved by a majority vote of certain EDI Components' shareholders (excluding Mr. Panning).

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


11.     GAIN ON THE EXTINGUISHMENT OF DEBT

        Lapse in Statutory Collection Period

        In the year ended October 31, 1998, the Company received a legal determination that state statutes with regard to enforcement of the collectability of a $17,308 note payable had lapsed and the Company was no longer required to recognize the debt. Accordingly, the resulting gain on the lapsing of the state statutes on the debt has been recognized as an extraordinary item. There is no income tax effect on this extraordinary item.

        Settlement of Judgment

        On October 31, 1998, the Company settled a $30,744 liability recorded as an account payable resulting from a 1993 default judgment rendered against the Company for unpaid corporate credit card charges. The Company paid a total of $22,000 to satisfy the judgment. The resulting gain on settlement of $8,744 has been recognized as an extraordinary item. There is no income tax effect on this extraordinary item.

12.     ROYALTIES

        In 1986, the former owner of the EDI patents, who was an original officer of the Company, entered into agreements to pay two separate royalties of $42.00 and $9.00 for each EDI water purification unit sold by the Company or any sublicensees to a group of individuals. The royalty at $42.00 per unit continues until the last patent related to these products expires. These patents expire through August 14, 2001. The royalty at $9.00 per unit is payable until a maximum of $525,600 is paid.

        The Company sold 81 and 12 EDI water purification units in fiscal years 1998 and 1997, respectively. No units affected by these royalty agreements were sold prior to fiscal year 1997. The amounts due under the $42.00 per unit royalty totalled $3,402 and $504 in fiscal years 1998 and 1997, respectively. Under the $9.00 per unit royalty the amounts totalled $729 and $108 in fiscal years 1998 and 1997, respectively. These royalties have been accrued and have not been paid.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


13.     LICENSED TECHNOLOGY AGREEMENTS

        During the period that EDI Components held the rights to license the EDI technology, nonexclusive licenses for the worldwide use of the technology were issued to Glegg Water Consulting, Inc. ("Glegg") and to Polymetrics, Inc. ("Polymetrics"). The Glegg license is a paid up license with no continuing royalty requirements. The license provides Glegg the right to sublicense the technology to its subsidiaries and affiliates and to a Japanese entity. The Polymetrics license has continuing royalty requirements with royalty fee percentages of five (5) percent of net sales of greater than 100 gallon per minute ("gpm") systems and ten (10) percent of the less than 100 gpm systems. Polymetrics has not sold any units subject to the license since inception of the agreements.

        While the licenses were issued by EDI Technology, the termination of the marketing and development agreement transferred the license agreement to the Company.

14.     CONTINGENCIES

        Concentrations of Risk

        During fiscal year 1998, $362,480 of the Company's sales of water and wastewater treatment products were from EDI products, and $443,033 was generated from the sale of ion membrane exchange products. The Company had $25,989 in sales of its EDI products and no sales of its ion exchange membrane products during fiscal year 1997.

        One customer represents 67% of the Company's sales of its ion exchange membrane products for the year ended October 31, 1998, and at October 31, 1998 accounts receivable included $137,000 due from this customer, which represents approximately 85% of total trade accounts receivable at that date. For the year ended October 31, 1997, sales to a different customer represented 62% of sales. Management believes the trade accounts receivable are fully collectible, and therefore no provision has been recorded for uncollectable trade accounts receivable.

        Approximately 80% of the Company's sales of EDI products during fiscal year 1998 were made to foreign customers. Two of such foreign customers account for 23% and 10% of EDI product sales, respectively. The Company makes all sales and receives all payments in U.S. dollars on all foreign sales.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


15.     STOCK BASED COMPENSATION PLANS

        Employees

        The Company does not currently have a formal stock option plan that provides for the granting of options to officers, key employees, and vendors. From time-to-time the Company has granted warrants in order to attract and retain personnel, provide for performance incentives, and promote the success of the Company by providing warrant holders the opportunity to acquire an equity interest.

        The following table summarizes information about warrants granted to employees by the Company. Unless otherwise noted, warrants vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested warrants terminate when an employee leaves the Company. The warrants granted have contractual lives ranging from 3 to 10 years. The weighted average fair value of the warrants granted during the years ended October 31, 1998 and 1997 were $1.07 and $0.36, respectively.

        In addition, the Company from time to time grants warrants to nonemployees in consideration for goods or services.

                                                                          Weighted
                                                                           Average
                                                       Number of          Exercise
                                                       Warrants            Price
                                                      ----------         ----------
               Balance at October 31, 1996                37,093         $     0.50
                  Granted                                180,000               0.36
                  Exercised                                   --                 --
                  Canceled                                (1,615)              0.50
                                                      ----------         ----------
               Outstanding at October 31, 1997           215,478               0.39
                  Granted                              1,255,000               1.07
                  Exercised                              (12,000)              0.50
                  Canceled                                (4,978)              2.59
                                                      ----------         ----------

               OUTSTANDING AT OCTOBER 31, 1998         1,453,500         $     0.97

        Issuances by the Company of warrants at exercise prices below fair market value at the date of grant resulted in an expense to the Company of $116,920 and $7,475 for the years ended October 31, 1998 and 1997, respectively.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


15.     STOCK BASED COMPENSATION PLANS, CONTINUED

        Employees, Continued

        The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for warrants is recognized for warrant awards granted at or above fair market value. Had compensation expense for warrant awards been determined based upon fair values at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and net loss per share would have been the amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized over the vesting periods of the warrants. The pro forma effects of applying SFAS No. 123 are not indicative of future results because this statement does not apply to awards granted prior to fiscal year 1997.

                                                   October 31
                                      -----------------------------------
                                          1998                  1997
                                      -------------         -------------
               Net loss:
                  As reported         $  (1,506,943)        $    (611,997)
                  Pro forma           $  (1,764,770)        $    (633,717)
               Loss per share:
                  As reported         $       (0.19)        $       (0.19)
                  Pro forma           $       (0.21)        $       (0.19)

        For purposes of the above pro forma calculation, the fair value of warrants granted by the Company in fiscal year 1998 and 1997, is estimated using the Black-Scholes option pricing model with the weighted average assumptions listed below:

                                                        Years ended October 31
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
               Risk-free interest rate                    4.83%            5.25%
               Expected dividend yield                       0                0
               Expected stock price volatility           2.106            2.148
               Expected life in years                       10               10

        Summary information about the Company's warrants outstanding at October 31, 1998:

                                             Weighted
                                              Average          Weighted                         Weighted
         Range of            Warrants        Remaining         Average         Warrants          Average
         Exercise           Outstanding     Contractual        Exercise       Exercisable        Exercise
          Prices          October 31, 1998     Life             Price       October 31, 1998      Price
        ------------      ----------------  -----------       ---------     ----------------    ---------
        $.28 - $.58           163,500              8.3        $    0.31           88,500        $    0.36
        $.58 -$.88            355,000              9.1        $    0.80           28,000        $    0.72
        $.88 - $1.78          935,000              9.5        $    1.15          425,000        $    1.16
                            ---------                                          ---------
                            1,453,500                                            541,500
                            =========                                          =========

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


15.     STOCK BASED COMPENSATION PLANS, CONTINUED

        Nonemployees

        Issued to Directors and Officers for Services

        On August 14, 1997, the Board of Directors authorized the granting of 10,000 warrants to purchase common stock to each Director as consideration for their services. Accordingly, 50,000 warrants with a ten year term were issued to five (5) Directors in August 1997 at an exercise price of $0.375 per share. An additional 10,000 warrants with a ten year term at an exercise price of $0.68 per share were issued to a director, who joined the Board in October 1997. Two of the Directors, one of whom is the Company's President, are employees of the Company. Warrants issued to Directors who were also employed by the Company were accounted for under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees,". The warrants were granted at prices which equaled or exceeded the fair value of the Company's common stock at the date of grant. Consequently, no expense was recognized in connection with the issuance of these 20,000 warrants. However, the fair value of the warrants to purchase 40,000 shares of common stock granted to the nonemployee directors of $20,500 was recognized as expense for the fiscal year ended October 31, 1997.

        In August 1998, the Board of Directors granted each of the five Directors of the Company 10,000 warrants with a ten year term to purchase common stock at $1.375 per share. Of such warrants, 10,000 were issued to the President of the Company, and accounted for under APB No.
        25. The issuance of these warrants for services resulted in an aggregate expense of $6,000 in fiscal year 1998.

        Issued for Consulting Services

        In May 1997, the Company issued 20,000 warrants to purchase common stock exercisable at $1.00 per share until May 2007 to an individual who assisted the Company in the Economic Development Bank of Puerto Rico settlement. The fair value of the warrants of $12,400 was included in the settlement cost.

        In March 1998, the Company granted 20,000 warrants to purchase common stock at $1.125 per share for consulting services. The warrants expire on March 31, 2002. The fair value of the services provided was $2,000 and is recorded as a consulting expense in fiscal year 1998.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


15.     STOCK BASED COMPENSATION PLANS, CONTINUED

        Nonemployees, Continued

        Issued for Consulting Services, Continued

        In May 1998, the Company entered into a three-year agreement for financial consulting services for which it paid $2,500 per month and also granted five-year warrants to purchase 175,000 shares of common stock at $1.06 per share. The fair value of the consulting services was $90,000 and is being charged to expense over the life of the consulting agreement. Consulting expense of $12,857 was recognized for the fiscal year ended October 31, 1998.

        The Company accounts for stock-based compensation awards to nonemployees based upon fair values at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The consideration received for the issuance of stock purchase warrants is based on the fair value of the goods or services received or the warrants issued, whichever is more reliably measurable. When the value of the services is based on the fair value of the warrants that is based on the Black-Scholes Option Pricing Model. The fair value of the warrants is amortized over the period the Company received the goods or services.

        A summary of the activity relating to warrants granted to nonemployees as of October 31, 1998 and 1997 and changes during the years then ended are presented below:

                                                                   Weighted
                                                Warrants           Average
        Outstanding                               Price            Exercise
        -----------                            ----------         ----------
        BALANCE AT OCTOBER 31, 1996               688,762         $     2.88
           Granted                                410,000               1.56
           Exercised                             (107,400)              1.50
           Canceled                                    --                 --
                                               ----------         ----------
        OUTSTANDING AT OCTOBER 31, 1997           991,362               2.60
           Granted                                382,500               1.80
           Exercised                             (180,928)              2.80
           Canceled                               (51,600)              1.50
                                               ----------         ----------
        OUTSTANDING AT OCTOBER 31, 1998         1,141,334         $     2.35

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


15.     STOCK BASED COMPENSATION PLANS, CONTINUED

        Nonemployees, Continued

        Issued for Consulting Services, Continued

        Summary information about the Company's warrants outstanding at October 31, 1998 is as follows:

                                               Weighted
                                                Average          Weighted                          Weighted
          Range of              Warrants       Remaining          Average          Warrants        Average
          Exercise            Outstanding     Contractual        Exercise         Exercisable      Exercise
           Prices          October 31, 1998   Life in Years        Price       October 31, 1998     Price
        ------------       ----------------   -------------      ---------     ----------------    ---------
        $.28 - $.50               51,010             7.46        $    0.22           51,010        $    0.22
        $.50 - $1.00             130,000             8.70        $    0.92          130,000        $    0.92
        $1.00 - $1.50            281,744             8.93        $    1.14          131,744        $    1.24
        $1.50 - $3.00            607,500             8.16        $    2.00          457,500        $    2.00
        $3.00 - $10.00            24,514             3.20        $    9.06           24,514        $    9.06
        $10.00 - $15.00           46,566             1.65        $   15.00           46,566        $   15.00
                               ---------                                          ---------
                               1,141,334                                            841,334

        The values of the consideration received for stock purchase warrants that were based on the values of the warrants granted were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 1998 and 1997:

                                                        Years ended October 31
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
               Risk-free interest rate                    4.83%            5.25%
               Expected dividend yield                       0                0
               Expected stock price volatility           2.106            2.148
               Expected life in years                       10               10

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


16.     DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair value amounts of all financial instruments on the Company's October 31, 1998 and 1997 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

               Cash and equivalents, accounts receivable, inventory, other current assets, accounts payable, current portion of notes payable, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

               The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


17.     LOSS PER COMMON SHARE

        In the year ended October 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Loss per common share has been calculated in accordance with this statement.

        The computations of net loss per common share for the years ended October 31, 1998 and 1997, are as follows:

                                                                    1998                1997
                                                                 -----------         -----------
               Net loss available to common shareholders:
                  Loss before extraordinary gain                 $(1,532,194)        $  (611,977)
                  Extraordinary gain                                  26,051                  --
                                                                 -----------         -----------

               NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $(1,506,143)        $  (611,977)

               WEIGHTED AVERAGE SHARES OUTSTANDING                 8,240,951           3,268,722
                                                                 ===========         ===========

               Basic and diluted loss per common share:

                  Loss before extraordinary gain                 $     (0.19)        $     (0.19)
                  Extraordinary gain                                      --                  --
                                                                 -----------         -----------

               NET LOSS                                          $     (0.19)        $     (0.19)
                                                                 ===========         ===========

        The effect of potentially dilutive securities were not considered in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

        During the year ended October 31, 1998, 433,019 warrants/options were excluded from the computation of diluted loss per share because the exercise price of such warrants/options, ranging from $2.00 to $15.00 per share, was greater than the average market price of the common stock. Warrants and options to purchase 869,525 shares of common stock at exercise prices ranging from $.68 to $16.25 were outstanding during fiscal year 1997, but were not included in the computation of diluted earnings (loss) per share because the exercise price of such warrants and options was greater than the market price of the common stock.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


18.     COMMON STOCK TRANSACTIONS

        Shares Issued in Connection with Legal Settlement

        In the year ended October 31, 1997, the Company issued 100,000 shares of its common stock with a fair market value of $62,500 in settlement of a judgment against the Company and various officers and former directors in fiscal year 1996. The settlement also provided for the issuance of 100,000 five-year warrants to purchase common stock at $1.00 per share with a fair value of $61,000 and a $12,000 promissory note to cover certain costs and attorneys fees. The warrants are exercisable at any time until June 13, 2002.

        In 1997, the Company also issued 20,000 shares of common stock with a fair market value of $9,375 and 20,000 ten-year warrants to purchase common stock at $1.00 per share with a fair value of $12,400 to an individual who provided consulting and legal services in connection with the legal settlement.

        Common Stock Issued in Exchange for Debt

        In fiscal year 1998, the Company borrowed $400,000 from a major shareholder. The terms of the notes provided for conversion into shares of the Company's common stock at any time. The intrinsic value of the beneficial conversion features was determined, and additional paid-in capital and interest expense of $400,000 was recognized. The Company issued 342,659 shares of common stock to the major shareholder of the Company at fair market value of $672,897 in connection with the conversion of convertible notes payable and accrued interest totalling $409,847.

        In fiscal year 1997, the Company issued 1,864,933 shares of common stock in connection with conversion features granted in prior years. Of these shares, 1,717,484 were issued to an individual who thereby became a major shareholder of the Company. The Company recognized research and development expense and an increase to additional paid-in capital of $1,068,206 upon grant of the conversion features in prior years. Upon conversion, the Company recorded an increase in common stock and a corresponding decrease in additional paid-in capital for the par value of the shares issued.

        In fiscal year 1997, the Company issued 418,960 shares of common stock to a major shareholder of the Company in connection with the exercise conversion features issued during the year. The Company recognized research and development expense and an increase to additional paid-in capital of $130,909 upon grant of the conversion features. Upon conversion to common stock, the Company recorded an increase in common stock and corresponding decrease in additional paid-in capital for the par value of the shares issued.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


18.     COMMON STOCK TRANSACTIONS, CONTINUED

        Common Shares Issued to EDI Shareholders

        In connection with the License Termination Agreement with EDI Components (Note 4), the Company issued 362,500 shares of common stock to the investors of EDI Components. Of these shares, 25,000 were issued to a major shareholder of the Company. The Company also agreed to issue these individuals additional shares as described in Note 4. The 362,500 shares issued and the additional 516,479 contingently issuable shares were valued at $.3125, the market price per share at the date of termination of the agreement, which totals $274,681. This amount has been recorded as research and development expense.

        Common Shares Issued for the Acquisition of Technology

        On October 25, 1997, the Company issued 2,100,000 shares of its common stock at market value of $447,146 to Wyatt Technology Corporation to acquire exclusive rights to certain proprietary intellectual property (Notes 22 and 26).

        Common Shares Issued to Private Investors

        The Company in fiscal year 1997 issued 30,988 shares of common stock, at $0.375 per share to private investors.

        Common Shares Issued for Warrants Exercised

        During fiscal years 1998 and 1997, warrants were exercised resulting in the purchase of 25,000 shares for $29,750 and 107,400 shares of common stock for $53,700, respectively. Notes receivable for $35,750 for 1998 and $25,000 for 1997, were issued as partial payment of the shares issued. These receivables are recorded as a reduction of shareholders' equity.

        In fiscal year 1998, the Company offered to reduce the exercise price to $1.00 per share on any warrants exercised with original exercise prices greater than $2.00 per share. As a result, warrants were exercised for the purchase of 155,928 shares of common stock for $155,928.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


18.     COMMON STOCK TRANSACTIONS, CONTINUED

        During fiscal year 1998, options were exercised resulting in the purchase of 12,000 shares of common stock for $6,000. A note receivable for $6,000 was issued as payment of the shares issued. This receivable is recorded s a reduction of shareholders' equity.

        Private Placement Offering

        In fiscal year 1997, the Company in a private placement offering sold units consisting of 25,000 shares of common stock and 12,500 redeemable three-year warrants to purchase common stock at an exercise price of $2.00 per share. The warrants are redeemable at $.05 per warrant if the price of common stock equals or exceeds $4.00 per share for 30 consecutive business days. The Company issued units representing 500,000 shares of common stock for net proceeds of $475,000. A note receivable was also issued in the amount of $25,000 for common stock units in regards to the private placement. The receivable is recorded as a reduction of shareholders' equity. This receivable was collected in fiscal year 1998. In connection with the private placement, the Company issued 4,706 shares of common stock, as a finders' fees.

        In April 1998, in conjunction with a private placement offering, the Company issued 275,000 shares of common stock and 137,500 warrants to purchase common stock at $3.00 per share, and received net proceeds of $550,000. The warrants are redeemable by the Company at $.05 per warrant if the price of common stock equals or exceeds $4.00 per share for 30 consecutive business days. In connection with the private placement, the Company issued 3,363 shares of common stock as a finder's fee.

        Common Shares Issued in Consideration of an Option to Purchase Real
        Estate

        In November 1997, the Company issued 60,000 shares of common stock with a fair market value of $90,000 at the date of issue to the lessors of the Company's new facility in exchange for a three-year option to purchase the building. The $90,000 value attributable to the option to purchase the building has been recorded as an other asset.

        On April 1, 1998, the Company issued 6,579 shares of common stock to the real estate broker who negotiated the lease on the Company's current facility in satisfaction of his $10,000 commission.

        In May 1998, the Company issued 4,103 shares of common stock, valued at $7,500, or $1.48 per share, to a consulting firm in partial payment for public relations services to be rendered. The value of the transaction has been expensed and added to common stock and additional paid-in capital.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


19.     STOCKHOLDERS' EQUITY

        Voting Rights

        Each share of the Company's common stock is entitled to one vote per share, and the Class B common stock of the Company is entitled to eight votes per share. The holders of the outstanding Convertible Preferred Stock of the Company are entitled to one vote per share. Each share of Series B Convertible Preferred Stock, which was issued in January 1999, is entitled to four votes per share.

        Liquidation Preferences

        In the event of liquidation or dissolution of the Company, the holders of the common stock, Class B common stock and redeemable convertible preferred stock, subject to the rights of the holders of preferred stock, shall be entitled to receive an equal amount per share, provided, however, in no case shall each share of redeemable convertible preferred stock receive more than an amount equal to $0.01 per share and in no case shall each share of Class B common stock receive an amount greater than 80% of the amount each share of common stock receives, subject to the restrictions imposed by the Commissioner of Corporations of the State of California as described in the following paragraph. See Note 25 for subsequently issued preferred stock with preferences in liquidation.

        Class B Common Stock

        The Class B Common Stock is entitled to non-stock dividends and liquidation payments equal to 80% of those paid to the common stock. All of the Class B Common Stock is held by one individual and may not be transferred or assigned by the owner. These shares automatically convert on a share for share basis into common stock upon the death of the owner. However, in connection with an order imposed by the Commissioner of Corporations of the State of California, all shares held by this individual will not participate in dividends, other than for stock in distribution of assets in the event of liquidation and may not be transferred without prior consent of the Commissioner or pursuant to court order.

20.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

        The redeemable convertible preferred stock was issued in 1987 to the then holders of the common and Class B common stock.

        In 1991, the shares must be redeemable by the Company for $0.01 per share at any time the Company has the funds legally available for the redemption and also became nonconvertible.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


20.     REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINUED

        The redeemable convertible preferred stock is not assignable or transferable, except upon death or upon approval of a majority of the members of the Board of Directors not holding such shares and are not entitled to receive any dividends. In the event of liquidation, dissolution, or winding up of the Company, each share is entitled to share ratably in all assets available for distribution equal to that of a share of common stock up to a maximum of $.01 per share.

21.     ACQUISITIONS OF INTELLECTUAL PROPERTIES

        On October 25, 1997, the Company completed the acquisition of certain intellectual property described in seven patents from Wyatt Technology Corporation ("Wyatt"). The intellectual property acquired relates to potable water monitoring through the utilization of multi-angle laser light scattering instrumentation. The patents are valid until October 2002. The cost of the intellectual property acquired was 2,100,000 shares of the Company's common stock valued at $447,146. The acquisition value was based upon an appraisal of the block of the Company's common shares issued for this transaction. As part of the agreement, Wyatt is to manufacture and sell at prices including a reasonable profit all components involving the intellectual property that the Company requires for a period of three years from October 25, 1997. Wyatt Technology Corporation owns 16.8% of the common stock of the Company, with 10.3% of the voting control as of March 15, 1999.

        On February 15, 1999, a dispute arose between the Company and Wyatt (Note 25).

        During the period from February though April 1998 the Company acquired the Hydro Components, Inc. ("HCI") ion exchange membrane technology for $200,000. In addition, the Company acquired related inventory ($67,429) and equipment ($4,900).

               Equipment                              $  4,900
               Inventory                                67,429
               Unpatentable process technology         200,000
                                                      --------

               TOTAL                                  $272,329

        The unpatentable process technology is comprised of certain production processes, intellectual properties, and know-how described as ion exchange membrane technology. None of the production processes or intellectual properties are protected by patent, copyright or trademark.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


22.     BUSINESS SEGMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The pronouncement requires implementation for fiscal years beginning after December 15, 1997. While not required to, the Company has elected early implementation.

        The Company has three reportable segments: water purification ("EDI"), sludge filtration ("SF"), and clean water monitoring (Laserpure ["LP"] a start up operation). The water purification segment produces water purification modules for sale to manufacturers. The sludge filtration segment sells water and wastewater treatment products to the light commercial/industrial markets. The clean water monitoring segment is developing certain laser technology enabling real time identification of contamination in water.

        The Company's reportable segments are strategic business units that offer different products; are managed separately; and each business requires different technology and marketing strategies. The accounting policies of the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

               Business Segment Information:

                                                          1998                1997
                                                       -----------         -----------
               Revenue
                  EDI                                  $   372,742         $    25,989
                  SF                                       432,771                  --
                  LP                                            --                  --
                                                       -----------         -----------
                  Total revenue                        $   805,513         $    25,989
                                                       ===========         ===========

               Operating Income (Loss)
                  EDI                                  $     7,883         $   (33,145)
                  SF                                        93,265                  --
                  LP                                      (445,110)           (338,825)
                  Other operating income (loss)           (792,362)           (237,225)
                                                       -----------         -----------
                  Total operating income (loss)        $(1,136,324)        $  (609,195)
                                                       ===========         ===========

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


22.     BUSINESS SEGMENTS, CONTINUED

               Business Segment Information, Continued:

               Depreciation and Amortization
                  EDI                                             $    8,952        $      123
                  SF                                                  31,040                --
                  LP                                                  89,429             1,470
                                                                  ----------        ----------
                  Total depreciation and amortization             $  129,421        $    1,593
                                                                  ==========        ==========

               Identifiable Assets
                  EDI                                             $  292,806        $  175,157
                  SF                                                 522,734                --
                  LP                                                 356,247           445,676
                  Other assets                                       214,779           266,708
                                                                  ----------        ----------
                  Total identifiable assets                       $1,386,566        $  887,541
                                                                  ==========        ==========

               Expenditures for Long Lived Assets
                  EDI                                             $   86,227        $    3,045
                  SF                                                 200,000                --
                  LP                                                      --           447,174
                                                                  ----------        ----------
                  Total expenditures for long lived assets        $  286,227        $  450,219
                                                                  ==========        ==========

               Geographic Information:

               Revenues
                  United States                                   $  506,996        $    5,260
                  Japan                                              183,117            15,729
                  Ireland                                             83,600                --
                  Other foreign countries                             31,800             5,000
                                                                  ----------        ----------
                  Total revenues                                  $  805,513        $   25,989
                                                                  ==========        ==========

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


23.     PRIOR PERIOD ADJUSTMENTS

        The Company's financial statements as of October 31, 1997 have been restated for the following matters, the effects of which are summarized below:

                                                               Increase (Decrease)                    Increase (Decrease)
                                          Increase            as of October 31, 1997                as of November 1, 1996
                                        (Decrease) to  ------------------------------------- --------------------------------------
                                          Net Loss
                                           for the                                 Notes
                                          Year Ended                Additional   Receivable               Additional     Notes
                                          October 31,  Accumulated    Paid-in       On       Accumulated   Paid-in    Receivable On
                                             1997        Deficit      Capital   Common Stock   Deficit     Capital    Common Stock
                                          -----------  -----------  ----------  ------------ -----------  ----------  -------------
        In connection with the
        development agreement with EDI
        Components described in Note 4,
        costs of marketing and
        development were not recorded in
        the proper periods. Accordingly,
        the financial statements have
        been retroactively adjusted to
        record these expenses in the
        proper periods.                    $(480,807)   $(299,112)   $ 299,112           --   $ 779,919   $ 779,919           --

        Notes receivable arising from
        the issuance of 34,108 shares of
        common stock during the period
        from 1989 through 1993, that
        would not be realized, were
        reflected as a reduction of
        equity. These amounts have been
        retroactively adjusted as of
        November 1, 1996 to more
        appropriately reflect the
        permanent nature of these
        reductions of additional paid-in
        capital.                                  --           --     (152,766)   $(152,766)         --    (152,766)   $(152,766)

        In fiscal 1996 a judgment was
        rendered against the Company
        resulting from legal action
        taken by the Economic
        Development Bank of Puerto Rico.
        However, the Company did not
        appropriately recognize the
        unfavorable result of this
        litigation in its fiscal 1996
        financial statements.
        Accordingly, the financial
        statements have been
        retroactively adjusted to
        properly reflect these costs in
        fiscal 1996.                         (58,875)     (76,625)      76,625           --     135,500          --           --

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


23.     PRIOR PERIOD ADJUSTMENTS, CONTINUED

                                           Increase           Increase (Decrease)                    Increase (Decrease)
                                         (Decrease) to       as of October 31, 1997                 as of November 1, 1996
                                           Net Loss    -----------------------------------   -----------------------------------
                                            for the                                Notes                                Notes
                                           Year Ended               Additional   Receivable              Additional   Receivable
                                           October 31, Accumulated    Paid-in    On Common   Accumulated  Paid-in     On Common
                                             1997        Deficit      Capital     Stock        Deficit    Capital       Stock
                                         ------------- -----------  ----------   ---------   ----------- ----------   ----------
        The Company in fiscal 1997
        incorrectly recorded the value
        of warrants issued for
        consulting services received and
        charged costs incurred in the
        private placement of equity
        securities to expense.
        Accordingly, the financial
        statements have been
        retroactively adjusted to
        properly reflect these
        transactions.                      $  21,156    $ (21,156)   $  21,156          --           --          --          --

        Due to cut off errors, the
        Company incorrectly recorded
        certain sales and expenses.
        Accordingly, the financial
        statements have been
        retroactively adjusted to
        reflect these transactions in
        the proper period.                    34,489      (34,489)          --          --           --          --          --

                                           $(484,037)   $(431,382)   $ 244,127   $(152,766)   $ 915,419   $ 627,153   $(152,766)


        The effect of these retroactive adjustments on fiscal year 1997 was to decrease net loss by $484,037 or $0.15 per share.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


24.     YEAR 2000 DISCLOSURE

        The Company has conducted a comprehensive review of its computer operations to identify the systems that could have been adversely affected by the Year 2000 Issue and has developed and implemented a plan that it believes has resolved the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculations. The Company presently believes that, with modifications already made to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

25.     SUBSEQUENT EVENTS

        Series B Convertible Preferred Stock

        On January 15, 1999, the Company sold one million shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") to a single individual who is a major shareholder of the Company in a private transaction for $1,000,000. The Series B Preferred Stock is convertible into one million shares of the Company's common stock in whole or in part at any time by its holder. The Series B Preferred Stock is automatically convertible on the same basis if either of two events occur: a) the company makes a public offering of any of its securities, or b) the Company's securities are admitted for listing on a national securities exchange market system or the NASDAQ system. In the event the number of shares of the Company's common stock is increased or decreased as a result of a stock split, stock dividend, reverse stock split, or otherwise, the number of shares of common stock into which each share of Series B Preferred Stock may be converted shall concurrently be proportionately issued or decreased. The Series B Preferred Stock has no rights for participation in any new or additional issuances of any Company equity instruments.

        Each share of Series B Preferred Stock is entitled to four votes on all matters, including the election of directors and shall vote as a single class along with the Common Stock, Class B Common Stock and Convertible Preferred Stock.

        In any liquidation or dissolution of the Company, the holders of the Series B Preferred Stock will be entitled to a liquidation preference of $1 per share.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


25.     SUBSEQUENT EVENTS, CONTINUED

        Warrants Granted

        In February 1999, 125,000 warrants were granted to two employees exercisable at $.90 per share. The options vest over five years commencing one year after the date of grant.

        In March 1999, 175,000 warrants were granted at $1.00 per share for future consulting services, which vest over five years.

        Litigation and Claims

        On or about February 15, 1999, the Company filed a complaint against Wyatt Technology Corporation ("Wyatt") in the Orange County Superior Court of California, Case No. 805529. The Complaint alleges a cause of action for breach of contract, specific performance, and reformation, as well as a temporary restraining order and further injunctive and declaratory relief. The lawsuit alleges that Wyatt breached the October 1997, Technology Transfer Agreement (the "Agreement") (Note 21) by which the Company obtained a license to use and develop certain laser-based technology and patents held by Wyatt.

        On February 23, 1999, Orange County Superior Court granted the Company's application for ex parte relief and issued a temporary order restraining Wyatt, and its officers, agents, and representatives, from breaching the Technology Transfer Agreement; from taking any action to rescind the Agreement, or any of the Company's rights thereunder; and from negotiating with any of the Company's competitors, or any third party, regarding the licensing, use, dissemination, sale or transfer of any of the technology which is the subject of the Agreement.

        On or about March 9, 1999, the Court vacated the temporary restraining order and confirmed a stipulation entered into between the parties that, among other things, pending the final resolution of the Company's lawsuit against Wyatt, neither Wyatt, nor any of its agents, servants, employees, representatives or other persons acting in concert or participating with them, will engage in negotiations with any third party regarding the licensing, use, dissemination, sale or transfer of any of the technology which is the subject of the Technology Transfer Agreement; nor provide the use of or disseminate in any way, any of that technology to any third party.

                                ELECTROPURE, INC.
                          Notes to Financial Statements
                  For the Years Ended October 31, 1998 and 1997

--------------------------------------------------------------------------------


25.     SUBSEQUENT EVENTS, CONTINUED

        On or about February 23, 1999, Wyatt filed a cross-complaint against the Company, Mr. Anthony E. Frank, individually; and 25 unnamed "Doe" defendants for relief based on alleged (1) breach of contract; (2) rescission of contract; (3) fraud; (4) declaratory relief; and (5) intentional interference with economic relationship. The Company was unaware of the filing of this cross-complaint until it was served on the Company on or about March 11, 1999.

        The Company and its counsel believe that it will prevail if this matter should go to trial and the Company intends to vigorously prosecute its lawsuit and defend this cross-complaint.