Form 10QSB
period 1999-01-31
ELECTROPURE INC
filed 1999-05-14
CIK 808015

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

For the quarterly period                          Commission file number 0-16416
ended JANUARY 31, 1999

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].

        At May 10, 1999, 8,618,925 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS


                                                               October 31,         January 31,
                                                              ------------        ------------
                                    ASSETS                        1998                1999
                                    ------                    ------------        ------------
                                                                                   (Unaudited)
Current assets:

  Cash and equivalents                                        $     57,440        $    919,680

  Receivables:
    Trade accounts receivable                                      161,225              75,345
    Notes receivable - related party                                70,627              76,980
                                                              ------------        ------------
                                                                   231,852             152,325

                                                              ------------        ------------

  Inventory                                                        320,532             366,830

                                                              ------------        ------------

  Other current assets                                              24,505              16,505

                                                              ------------        ------------

                             TOTAL CURRENT ASSETS                  634,329           1,455,340

                                                              ------------        ------------
  Propery and equipment, at cost:
    Furniture and fixtures                                          94,711              98,091
    Automobiles                                                     23,000              23,000
    Leasehold improvements                                          28,443              30,209

                                                              ------------        ------------
                                                                   146,154             151,300
    Less accumulated depreciation and amortization                  12,109              20,531

                                                              ------------        ------------
  Property and equipment, net                                      134,045             130,769

                                                              ------------        ------------

  Intangible assets, net of accumulated amortization               528,192             495,835
  Other assets                                                      90,000              90,000

                                                              ------------        ------------
                                                              $  1,386,566        $  2,171,944
                                                              ============        ============


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS


                                                                                 October 31,            January 31,
                                                                                ------------           ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                           1998                   1999
                     ------------------------------------                       ------------           ------------
                                                                                                        (Unaudited)
Current liabilities:
  Trade accounts payable                                                        $    126,843           $    132,416
  Note payable to officer                                                              6,216                  6,357
  Customer deposit                                                                   100,000                170,000
  Other current liabilities                                                          116,313                 92,118

                                                                                ------------           ------------
                          TOTAL CURRENT LIABILITIES                                  349,372                400,891

                                                                                ------------           ------------

Note payable to officer, net of current portion                                       12,315                 11,669

Redeemable convertible preferred stock, $.01 assigned par
  par value.  Authorized 2,600,000 shares; issued and
  outstanding 2,600,000 shares in 1998 and 1999                                       26,000                 26,000

Stockholders' equity:
  Series B preferred stock, $1.00 assigned par value, 1,000,000 shares authorized; none issued and outstanding
    in 1998; 1,000,000 shares issued and outstanding in 1999                            --                1,000,000
  Common stock, $.01 assigned par value.  Authorized
    20,000,000 shares;  8,618,925 shares issued and
    outstanding in 1998 and 1999                                                      86,189                 86,189
  Class B common stock, $.01 assigned par value, 83,983
    shares authorized, issued and outstanding in 1998 and 1999                           840                    840
  Additional paid-in capital                                                      20,032,205             20,052,747
  Accumulated deficit                                                            (19,059,605)           (19,345,642)
  Notes receivable on common stock                                                   (60,750)               (60,750)

                                                                                ------------           ------------
                                                                                     998,879              1,733,384



                                                                                ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  1,386,566           $  2,171,944
                                                                                ============           ============


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
                                                            January 31,
                                                  --------------------------------
                                                      1998                1999
                                                  ------------        ------------
Net sales                                         $    125,257        $    279,971
Cost of Sales                                          104,227             337,605
                                                  ------------        ------------
    Gross profit (loss)                                 21,030             (57,634)
                                                  ------------        ------------

Costs and expenses:
  Research and Development                              43,902             166,939
  General and administrative                           113,890              62,414
                                                  ------------        ------------
                                                       157,792             229,353
                                                  ------------        ------------

                    Loss from operations              (136,762)           (286,987)

  Interest expense, net                               (264,534)                950
                                                  ------------        ------------

  Loss before provision for income taxes              (401,296)           (286,037)

  Provision for income tax                                (800)               (800)
                                                  ------------        ------------

NET LOSS                                          $   (402,096)       $   (286,837)
                                                  ============        ============


NET LOSS PER SHARE, BASIC AND DILUTED             $      (0.08)       $      (0.03)
                                                  ============        ============

Weighted average common and common
 equivalent shares outstanding                       5,233,198           9,066,930
                                                  ============        ============


See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                       Series B                                       Series B
                                                      Convertible                       Class B      Convertible
                                                       Preferred        Common           Common       Preferred        Common
                                                        Shares          Shares           Shares         Stock           Stock
                                                     ------------    ------------    ------------    ------------    ------------
Balance, October 31, 1998                                    --         8,618,925          83,983            --            86,189

     Series B Convertible Preferred shares issued
       in private placement offering                    1,000,000            --              --         1,000,000            --

     Warrants granted on common stock to
       employees and consultants for services                --              --              --              --              --

     Net loss                                                --              --              --              --              --

                                                     ------------    ------------    ------------    ------------    ------------
Balance, January 31, 1999                               1,000,000       8,618,925          83,983    $  1,000,000    $     86,189
                                                     ------------    ------------    ------------    ------------    ------------


                                                                                                        Note
                                                      Class B        Additional                      Receivable
                                                      Common          Paid-in        Accumulated       Common
                                                       Stock          Capital          Deficit          Stock            Total
                                                    ------------    ------------    ------------     ------------     ------------
Balance, October 31, 1998                                    840      20,032,205     (19,059,605)         (60,750)         998,879

     Series B Convertible Preferred shares issued
       in private placement offering                        --              --              --               --          1,000,000

     Warrants granted on common stock to
       employees and consultants for services               --            20,542            --               --             20,542

     Net loss                                               --              --          (286,037)            --           (286,037)

                                                    ------------    ------------    ------------     ------------     ------------
Balance, January 31, 1999                           $        840    $ 20,052,747    $(19,345,642)    $    (60,750)    $  1,733,384
                                                    ------------    ------------    ------------     ------------     ------------

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Three Months ended
                                                                                                    January 31,
                                                                                         ---------------------------------
                                                                                             1998                  1999
                                                                                         -----------           -----------
Cash flows from operating activities:
  Net loss                                                                               $  (401,296)          $  (286,037)

Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                                 515                 8,422
    Amortization                                                                              22,357                32,357
    Issuance of warrants for services                                                           --                  20,542
    Interest expense arising from issuance of convertible debt                               263,919                  --
    Increase (decrease) in assets:
       Trade accounts receivable                                                             (62,091)               85,880
       Accounts receivable - related party                                                    36,329                (1,353)
       Inventories                                                                            (5,359)              (46,298)
       Other current assets                                                                  (42,706)                8,000
    Increase (decrease) in liabilities:
       Trade accounts payable                                                                 (1,100)                5,573
       Customer deposit                                                                         --                  70,000
       Other current liabilities                                                             (15,574)              (24,195)
                                                                                         -----------           -----------
    CASH USED IN OPERATING ACTIVITIES                                                       (205,006)             (127,109)
                                                                                         -----------           -----------

Cash flows used in investing activities:
  Purchase of property and equipment                                                         (14,824)               (5,146)
  Increase in notes receivable, related parties                                                                     (5,000)
                                                                                         -----------           -----------
    CASH USED IN INVESTING ACTIVITIES                                                        (14,824)              (10,146)
                                                                                         -----------           -----------

Cash flows provided by (used in) financing activities:
  Principal payments on notes payable                                                        (12,429)
  Proceeds from issuance of Series B Convertible Preferred Stock                                --               1,000,000
  Proceeds from notes payable to stockholders converted to equity                            200,000                  (505)
  Proceeds from collection of receivables on common stock                                     25,000                  --
                                                                                         -----------           -----------
    CASH PROVIDED BY FINANCING ACTIVITIES                                                    212,571               999,495
                                                                                         -----------           -----------

Net increase (decrease) in cash                                                               (7,259)              862,240

CASH AT BEGINNING OF PERIOD                                                                  367,680                57,440
                                                                                         -----------           -----------

CASH AT END OF PERIOD                                                                    $   360,421           $   919,680
                                                                                         ===========           ===========

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1998.

Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation.

--------------------------------------------------------------------------------
(2)  INVENTORY
--------------------------------------------------------------------------------

Inventory, stated at the lower of cost (determined using the first in, first out method, or replacement market) consists of components for both water purification and ion exchange membrane products.

--------------------------------------------------------------------------------
(3)  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Earnings for the three month periods ended January 31, 1998 and 1999 have been calculated in accordance with this pronouncement.

Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

--------------------------------------------------------------------------------
(4)  CONCENTRATIONS OF RISK
--------------------------------------------------------------------------------

During the three months ended January 31, 1999, $180,299 of the Company's sales of water and wastewater treatment products were from EDI products, and $99,672 was generated from the sale of ion membrane exchange products. The Company had $125,257 in sales of its EDI products and no sales of its ion exchange membrane products during the three months ended January 31, 1998.

Approximately 88% of the Company's sales of EDI products during the three months ended January 31, 1999 were made to foreign customers. One such foreign customer accounts for 72% of EDI product sales. The Company makes all sales and receives all payments in U.S. dollars on all foreign sales. Management believes that trade accounts receivable, aggregating $75,345 for the period ended January 31, 1999, are fully collectable, and therefore no provision has been recorded for uncollectable trade accounts receivable.

--------------------------------------------------------------------------------
(5)   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In February, 1999, the Company granted 150,000 warrants to three employees, exercisable at $0.90 per share. Of such warrants, 25,000 vest immediately and the balance of warrants vest over five years commencing one year after the date of grant.

In March, 1999, 175,000 warrants, which vest over five years, were granted at $1.00 per share for future consulting services.

In May, 1999, the Company granted an additional 235,000 warrants to four employees, exercisable at $1.00 per share. The warrants vest over a five year period commencing one year from the grant date. An additional 50,000 warrants, vesting over five years, were granted at $1.00 per share for future consulting services.

In May, 1999, the Company authorized the issuance of 100,000 shares of Common Stock, with a fair market value of $100,000, as a retainer against which fees and expenses for new patent related work are to be charged by its patent lawfirm.

                                     PART I

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expected by the Company. Potential risks and uncertainties that could affect the Company's future operating results include, without limitation, economic, competitive and legislative developments.

---------------------
RESULTS OF OPERATIONS
---------------------

References to 1998 and 1999 are for the three months ended January 31, 1998 and 1999, respectively.

Sales increased for the fiscal 1999 by $154,714 as compared to fiscal 1998 when the Company had not yet begun sales of its ion exchange membrane products.

Research and development expenses for fiscal 1999 increased by $123,037 compared to fiscal 1998. These expenses arise from the program which the Company initiated in December, 1997 to develop the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997. The increase in such expenses result, primarily, from the additional employees and consultants engaged by the Company to conduct such research program.

General and administrative expenses for fiscal 1999 decreased by $51,476 as compared to fiscal 1998. The decrease results primarily from a reduction in legal and accounting expenses during the current period.

Interest income and expense activity is reflected as a net figure and represents a decrease of $265,484 in interest expense for the fiscal period ended January 31, 1999 as compared to the prior year period. Interest income for fiscal 1999, in the sum of $950, arose from a short-term loan. The primary component of interest expense in fiscal 1998 arose from the conversion of a $200,000 principal loan.

The Company realized a net loss before income taxes of 286,037 for fiscal 1999, representing a decrease of $115,259 from the prior year level. The decrease was primarily due, as noted above, to a decrease in interest expense as well as legal and accounting expenses.

-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 1999, the Company had net working capital (total current assets less total current liabilities) of $1,054,449. The increase in working capital, compared to that reported at October 31, 1998, results primarily from the sale of $1 million in Series B Preferred shares of the Company. The Company accrued $170,000 pursuant to the prepayment in that amount by a customer for EDI products to be delivered at a later date.

Sales activities increased during fiscal 1999 as compared to the prior year period and although the Company incurred a loss from such operations for the current period, cost-cutting efforts and increased marketing activities are expected to generate higher sales revenues during the latter part of fiscal 1999. During fiscal 1998, the Company primarily funded its working capital and other cash needs from the sale of securities. In January, 1999, the Company received net proceeds of $1,000,000 pursuant to a private placement sale of Series B Convertible Preferred shares to a major shareholder of the Company. See
Item 2 - "Changes in Securities."

-----------------
PLAN OF OPERATION
-----------------

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------

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

The issuance of securities was exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(b) and 4(2) of the Act, including Regulation D promulgated thereunder. The Company believes that the recipient acquired the securities for investment only and not with a view to the distribution thereof and legends were affixed to the stock certificates. Except as noted, no underwriters or brokers were involved in any transaction.

--------------------------------------------------------------------------------
ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

        (a)     Exhibits

                Exhibit Number          Description
                --------------    -----------------------

                      27          Financial Data Schedule

        (b)     Report on Form 8-K.

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 1999

                                      ELECTROPURE, INC.

                                      By   /s/ CATHERINE PATTERSON
                                           -------------------------------------
                                           Catherine Patterson (Secretary
                                           and Chief Financial Officer
                                           with responsibility to sign on
                                           behalf of Registrant as a duly
                                           authorized officer and
                                           principal financial officer)

                                 EXHIBIT INDEX



Exhibit Number                          Description
--------------                    -----------------------

      27                          Financial Data Schedule