Form 10QSB
period 1999-04-30
ELECTROPURE INC
filed 1999-06-15
CIK 808015

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

                           --------------------------

        For the quarterly period                     Commission file
          ended APRIL 30, 1999                       number 0-16416

                                ELECTROPURE, INC.
                  (FORMERLY, HOH WATER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                              33-0056212
      (State or Other Jurisdiction                    (IRS Employer
    of Incorporation or Organization)              Identification No.)

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

      At June 14, 1999, 8,838,925 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                          October 31,      April 30,
                      ASSETS                                 1998            1999
----------------------------------------------------      ----------      ----------
                                                                          (Unaudited)
Current assets:

  Cash and equivalents                                    $   57,440      $  543,964

  Receivables:
    Trade accounts receivable                                161,225          47,569
    Notes receivable - related party                          70,627           4,569
                                                          ----------      ----------
                                                             231,852          52,138
                                                          ----------      ----------
  Inventory                                                  320,532         287,457
                                                          ----------      ----------
  Other current assets                                        24,505         109,690
                                                          ----------      ----------
           TOTAL CURRENT ASSETS                              634,329         993,249
                                                          ----------      ----------
  Propery and equipment, at cost:
    Furniture and fixtures                                    94,711         114,974
    Automobiles                                               23,000          30,797
    Leasehold improvements                                    28,443          38,885
                                                          ----------      ----------
                                                             146,154         184,656
    Less accumulated depreciation and amortization            12,109          29,789
                                                          ----------      ----------
  Property and equipment, net                                134,045         154,867
                                                          ----------      ----------
  Intangible assets, net of accumulated amortization         528,192         463,477
  Other assets                                                90,000          90,000
                                                          ----------      ----------
                                                          $1,386,566      $1,701,593
                                                          ==========      ==========

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                                     October 31,        April 30,
        LIABILITIES AND STOCKHOLDERS' EQUITY                            1998               1999
--------------------------------------------------------------      ------------       ------------
                                                                                       (Unaudited)
Current liabilities:
  Trade accounts payable                                            $    126,843       $     33,993
  Note payable to officer                                                  6,216              4,039
  Customer deposit                                                       100,000            170,000
  Other current liabilities                                              116,313             98,230
                                                                    ------------       ------------
           TOTAL CURRENT LIABILITIES                                     349,372            306,262
                                                                    ------------       ------------
Note payable to officer, net of current portion                           12,315             11,676

Redeemable convertible preferred stock, $.01 assigned par
  par value.  Authorized 2,600,000 shares; issued and
  outstanding 2,600,000 shares in 1998 and 1999                           26,000             26,000

Stockholders' equity:
  Series B preferred stock, $1.00 assigned par value,
    1,000,000 shares authorized; none issued and outstanding
    in 1998; 1,000,000 shares issued and outstanding in 1999                  --          1,000,000
  Common stock, $.01 assigned par value.  Authorized
    20,000,000 shares;  8,618,925 and 8,738,925 shares
    issued and outstanding in 1998 and 1999                               86,189             87,389
  Class B common stock, $.01 assigned par value 83,983
    shares authorized, issued and outstanding in 1998 and 1999               840                840
  Additional paid-in capital                                          20,032,205         20,192,089
  Accumulated deficit                                                (19,059,605)       (19,861,913)
  Notes receivable on common stock                                       (60,750)           (60,750)
                                                                    ------------       ------------
                                                                         998,879          1,357,655
                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,386,566       $  1,701,593
                                                                    ============       ============

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended                Six months ended
                                                      April 30,                        April 30,
                                            -----------------------------     -----------------------------
                                                1998             1999             1998             1999
                                            ------------     ------------     ------------     ------------
Net sales                                   $     49,108     $    134,598     $    174,365     $    414,569
Cost of Sales                                     85,707          345,676          189,934          683,281
                                            ------------     ------------     ------------     ------------
    Gross profit (loss)                          (36,599)        (211,078)         (15,569)        (268,712)
                                            ------------     ------------     ------------     ------------
Costs and expenses:
  Research and Development                        90,442          182,507          134,344          349,446
  General and administrative                     174,091           67,788          401,198          130,202
                                            ------------     ------------     ------------     ------------
                                                 264,533          250,295          535,542          479,648
                                            ------------     ------------     ------------     ------------
                Loss from operations            (301,132)        (461,373)        (551,111)        (748,360)

  Interest expense, net                         (139,318)          10,102         (403,852)          11,052
  Bonus paid for membrane technology                  --          (65,000)              --          (65,000)
                                            ------------     ------------     ------------     ------------
                                                (139,318)         (54,898)        (403,852)         (53,948)

  Loss before provision for income taxes        (440,450)        (516,271)        (954,963)        (802,308)

  Provision for income tax                          (800)            (800)            (800)            (800)
                                            ------------     ------------     ------------     ------------
NET LOSS                                    $   (441,250)    $   (517,071)    $   (955,763)    $   (803,108)
                                            ============     ============     ============     ============
NET LOSS PER SHARE, BASIC AND DILUTED       $      (0.06)    $      (0.06)    $      (0.13)    $      (0.09)
                                            ============     ============     ============     ============
Weighted average common and common
  equivalent shares outstanding                7,232,256        8,890,048        7,232,256        8,890,048
                                            ============     ============     ============     ============

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                       Series B                                   Series B
                                                      Convertible                    Class B     Convertible
                                                       Preferred       Common        Common       Preferred       Common
                                                        Shares         Shares        Shares        Stock          Stock
                                                      -----------     ---------      ------      -----------     -------
Balance, October 31, 1998                                     --      8,618,925      83,983              --       86,189

     Series B Convertible Preferred shares issued
       in private placement offering                   1,000,000             --          --       1,000,000           --

     Common shares and warrants issued in private
       placement offering                                     --        120,000          --              --        1,200

     Warrants granted on common stock to
       employees and consultants for services                 --             --          --              --           --

     Net loss                                                 --             --          --              --           --
                                                       ---------      ---------      ------      ----------      -------
Balance, April 30, 1999                                1,000,000      8,738,925      83,983      $1,000,000      $87,389
                                                       ---------      ---------      ------      ----------      -------

                                                                                                       Note
                                                      Class B    Additional                         Receivable
                                                      Common       Paid-in         Accumulated        Common
                                                      Stock        Capital           Deficit          Stock            Total
                                                      -------    -----------      ------------      -----------     -----------
Balance, October 31, 1998                               840       20,032,205       (19,059,605)       (60,750)          998,879

     Series B Convertible Preferred shares issued
       in private placement offering                     --               --                --             --         1,000,000

     Common shares and warrants issued in private
       placement offering                                --          118,800                --             --           120,000

     Warrants granted on common stock to
       employees and consultants for services            --           41,084                --             --            41,084

     Net loss                                            --               --          (802,308)            --          (802,308)
                                                       ----      -----------      ------------       --------       -----------
Balance, April 30, 1999                                $840      $20,192,089      $(19,861,913)      $(60,750)      $ 1,357,655
                                                       ----      -----------      ------------       --------       -----------

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months ended
                                                                              April 30,
                                                                     ----------------------------
                                                                        1998            1999
                                                                     ----------     ------------
Cash flows from operating activities:
  Net loss                                                           $ (954,963)    $   (802,308)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                                          2,139           17,680
    Amortization                                                         52,596           64,715
    Issuance of warrants for services                                    11,375           41,084
    Interest expense arising from issuance of convertible debt          401,044               --
    Increase (decrease) in assets:
       Trade accounts receivable                                         (2,710)         113,656
       Accounts receivable - related party                              (36,329)          66,058
       Inventories                                                       71,677           33,075
       Other current assets                                              76,343          (85,185)
    Increase (decrease) in liabilities:
       Trade accounts payable                                             1,287          (92,850)
       Customer deposit                                                      --           70,000
       Other current liabilities                                        (13,679)         (18,083)
                                                                     ----------     ------------
    CASH USED IN OPERATING ACTIVITIES                                  (391,220)        (592,158)
                                                                     ----------     ------------
Cash flows used in investing activities:
  Purchase of property and equipment                                    (49,203)         (38,502)
  Purchase of intangible assets                                        (200,000)              --
  Increase in notes receivable, related parties                        (200,000)
                                                                     ----------     ------------
    CASH USED IN INVESTING ACTIVITIES                                  (449,203)         (38,502)
                                                                     ----------     ------------
Cash flows provided by (used in) financing activities:
  Principal payments on notes payable                                   (12,429)          (2,816)
  Proceeds from issuance of Series B Convertible Preferred Stock             --        1,000,000
  Proceeds from issuance of stock - private placement                   475,000          120,000
  Proceeds from notes payable to stockholders converted to equity       400,000               --
  Proceeds from collection of receivables on common stock                25,000               --
                                                                     ----------     ------------
    CASH PROVIDED BY FINANCING ACTIVITIES                               887,571        1,117,184
                                                                     ----------     ------------
Net increase (decrease) in cash                                          47,148          486,524

CASH AT BEGINNING OF PERIOD                                             367,680           57,440
                                                                     ----------     ------------
CASH AT END OF PERIOD                                                $  414,828     $    543,964
                                                                     ==========     ============

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

(2) INVENTORY

Inventory, stated at the lower of cost (determined using the first in, first out method, or replacement market) consists of components for both water purification and ion exchange membrane products.

(3) EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Earnings for the three month periods ended April 30, 1998 and 1999 have been calculated in accordance with this pronouncement.

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

(4) CONCENTRATIONS OF RISK

During the six months ended April 30, 1999, $201,001 of the Company's sales of water and wastewater treatment products were from EDI products, and $213,568 was generated from the sale of ion membrane exchange products. The Company had $174,365 in sales of its EDI products and no sales of its ion exchange membrane products during the six months ended April 30, 1998.

Approximately 84% of the Company's sales of EDI products during the six months ended April 30, 1999 were made to foreign customers. One such foreign customer accounts for 65% of EDI product sales. The Company makes all sales and receives all payments in U.S. dollars on all foreign sales.

Management believes that trade accounts receivable, aggregating
$47,569 for the period ended April 30, 1999, are fully collectable, and therefore no provision has been recorded for uncollectable trade accounts receivable.

(5) SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

References to 1998 and 1999 are for the six months ended April 30, 1998 and 1999, respectively.

Sales increased for the fiscal 1999 by $240,204 as compared to fiscal 1998 when the Company had not yet begun sales of its ion exchange membrane products.

Research and development expenses for fiscal 1999 increased by $215,102 compared to fiscal 1998. These expenses arise from the program which the Company initiated in December, 1997 to develop the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997. The increase in such expenses result, primarily, from the additional employees and consultants engaged by the Company to conduct such research program.

General and administrative expenses for fiscal 1999 decreased by $270,996 as compared to fiscal 1998. The decrease results primarily from a reduction in legal and accounting expenses during the current period. The reduction also reflects the allocation of a portion of administrative expenses to both sales operations and the Company's research and development program.

Interest income and expense activity is reflected as a net figure and represents a decrease of $414,904 in interest expense for the fiscal period ended April 30, 1999 as compared to the prior year period. Interest income for fiscal 1999, in the sum of $11,052, arose from a short-term loan and investments. The primary component of interest expense in fiscal 1998 arose from the conversion of $400,000 in principal loans.

In April, 1999, the Company issued a $65,000 bonus pursuant to the February, 1998 acquisition of proprietary ion membrane technology. No such expense was incurred during the prior fiscal period.

The Company realized a net loss before income taxes of 802,308 for fiscal 1999, representing a decrease of $152,655 from the prior year level. The decrease was primarily due, as noted above, to a decrease in interest expense as well as legal and accounting expenses, partially offset by increases in research and development expenses for the Company's ion exchange membranes and water monitoring technologies.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had net working capital (total current assets less total current liabilities) of $686,987. The increase in working capital, compared to that reported at October 31, 1998, results primarily from the sale of $1 million in Series B Preferred shares of the Company. The Company accrued $170,000 pursuant to the prepayment in that amount by a customer for EDI products to be delivered at a later date.

Sales activities increased during fiscal 1999 as compared to the prior year period and although the Company incurred a loss from such operations for the current period, cost-cutting efforts and increased marketing activities are expected to generate higher sales revenues during the latter part of fiscal 1999. During fiscal 1998, the Company primarily funded its working capital and other cash needs from the sale of securities. In January, 1999, the Company received net proceeds of $1,000,000 pursuant to a private placement sale of Series B Convertible Preferred shares to a major shareholder of the Company. The Company also sold 120,000 shares of Common Stock and 60,000 warrants to purchase Common Stock in a private placement offering in April, 1999 for net proceeds of $120,000. See Item 2 - "Changes in Securities."

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

In February, 1999, the Company granted 150,000 warrants to three employees, exercisable at $0.90 per share. Of such warrants, 25,000 vest immediately and the balance of warrants vest over five years commencing one year after the date of grant.

In March, 1999, 175,000 warrants, which vest over five years, were granted at $1.00 per share for future consulting services.

In April, 1999, the Company received $120,000 in net proceeds on the sale of 120,000 shares of Common Stock and 60,000 three-year warrants to purchase Common Stock at $2.00 per share in a private placement offering. The warrants are redeemable by the Company, unless exercised, at $0.05 per warrant at any time that the Common Stock shall equal or exceed $4.00 per share for thirty consecutive trading days.

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

ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Dated:  June 14, 1999

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