Form 10QSB
period 1999-07-31
ELECTROPURE INC
filed 1999-09-10
CIK 808015

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            -------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

  For the quarterly period                    Commission file number 0-16416
    ended JULY 31, 1999

                                ELECTROPURE, INC.
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

        At September 9, 1999, 7,788,925 shares of the Registrant's stock were outstanding.

--------------------------------------------------------------------------------

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                                            October 31,          July 31,
                                                                                1998               1999
                                                                            ------------       ------------
                                                                                                (Unaudited)
ASSETS

Current assets:

  Cash and equivalents                                                      $     57,440       $    386,397

  Receivables:
    Trade accounts receivable                                                    161,225            115,103
    Notes receivable - related party                                              70,627                 --
                                                                            ------------       ------------
                                                                                 231,852            115,103
                                                                            ------------       ------------
  Inventory                                                                      320,532            185,152
                                                                            ------------       ------------
  Other current assets                                                            24,505            186,576
                                                                            ------------       ------------
                   TOTAL CURRENT ASSETS                                          634,329            873,228
                                                                            ------------       ------------
  Property and equipment, at cost:
    Machinery and equipment                                                        4,900            161,842
    Furniture and fixtures                                                        89,811             97,472
    Automobiles                                                                   23,000             39,797
    Leasehold improvements                                                        28,443             46,917
                                                                            ------------       ------------
                                                                                 146,154            346,028
    Less accumulated depreciation and amortization                                12,109             44,268
                                                                            ------------       ------------
  Property and equipment, net                                                    134,045            301,760
                                                                            ------------       ------------
  Intangible assets, net of accumulated amortization                             528,192            141,945
  Other assets                                                                    90,000            105,000
                                                                            ------------       ------------
                                                                            $  1,386,566       $  1,421,933
                                                                            ------------       ------------

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS

                                                                            October 31,          July 31,
                                                                                1998               1999
                                                                            ------------       ------------
                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                    $    126,843       $     87,911
  Note payable to officer                                                          6,216              6,649
  Customer deposit                                                               100,000            170,160
  Other current liabilities                                                      116,313            103,582
                                                                            ------------       ------------
                  TOTAL CURRENT LIABILITIES                                      349,372            368,302
                                                                            ------------       ------------
Note payable to officer, net of current portion                                   12,315              7,273

Redeemable convertible preferred stock, $.01 assigned
  par value.  Authorized 2,600,000 shares; issued and
  outstanding 2,600,000 shares in 1998 and 1999                                   26,000             26,000

Stockholders' equity:
  Series B preferred stock, $1.00 assigned par value, 1,000,000 shares authorized; none issued and outstanding
    in 1998; 1,000,000 shares issued and outstanding in 1999                          --          1,000,000
  Common stock, $.01 assigned par value.  Authorized
    20,000,000 shares;  8,618,925 and 7,788,925 shares
    issued and outstanding in 1998 and 1999                                       86,189             77,889
  Class B common stock, $.01 assigned par value 83,983
    shares authorized, issued and outstanding in 1998 and 1999                       840                840
  Additional paid-in capital                                                  20,032,205         20,945,159
  Accumulated deficit                                                        (19,059,605)       (20,542,780)
  Notes receivable on common stock                                               (60,750)          (460,750)
                                                                            ------------       ------------
                                                                                 998,879          1,020,358
                                                                            ------------       ------------
Total Liabilities and Stockholders' Equity                                  $  1,386,566       $  1,421,933
                                                                            ------------       ------------

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                    Nine months ended
                                                         July 31,                              July 31,
                                              -------------------------------       -------------------------------
                                                  1998               1999               1998               1999
                                              ------------       ------------       ------------       ------------
Net sales                                     $    326,835       $    176,144       $    501,200       $    557,240
Cost of sales                                      317,447            591,170            507,381          1,142,600
                                              ------------       ------------       ------------       ------------
    Gross profit (loss)                              9,388           (415,026)            (6,181)          (585,360)
                                              ------------       ------------       ------------       ------------
Costs and expenses:
  Research and development                         124,992            218,104            259,336            543,134
  General and administrative                       253,169            143,108            929,339            297,947
                                              ------------       ------------       ------------       ------------
                                                   378,161            361,212          1,188,675            841,081
                                              ------------       ------------       ------------       ------------
            Loss from operations                  (368,773)          (776,238)        (1,194,856)        (1,426,441)

  Interest income (expense), net                     5,755              1,783              2,078             10,393
  Bonus paid for membrane technology                    --            (67,127)                --            (67,127)
                                              ------------       ------------       ------------       ------------
                                                     5,755            (65,344)             2,078            (56,734)

  Loss before provision for income taxes          (363,018)          (841,582)        (1,192,778)        (1,483,175)

  Provision for income tax                            (800)              (800)              (800)              (800)
                                              ------------       ------------       ------------       ------------
Net loss                                      $   (363,818)      $   (842,382)      $ (1,193,578)      $ (1,483,975)
                                              ============       ============       ============       ============
NET LOSS PER SHARE, BASIC AND DILUTED         $      (0.06)      $      (0.10)      $      (0.20)      $      (0.18)
                                              ============       ============       ============       ============
Weighted average common and common
  equivalent shares outstanding                  6,087,807          8,128,998          6,087,807          8,128,998
                                              ------------       ------------       ------------       ------------

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         Shares                                     Stock
                                        ----------------------------------------    --------------------------------------
                                         Series B                                    Series B
                                        Convertible                     Class B     Convertible                    Class B
                                         Preferred        Common         Common      Preferred        Common       Common
                                        -----------     ----------      --------    ------------     --------      -------
Balance, October 31, 1998                       --       8,618,925       83,983              --        86,189        840

     Series B Convertible Preferred
       shares issued in private
       placement offering                1,000,000              --           --       1,000,000            --         --

     Common shares and warrants
       issued in private placement
       offering                                 --       1,020,000           --              --        10,200         --

     Common shares issued for legal
       services to be rendered                  --         100,000           --              --         1,000         --

     Common shares cancelled upon
       settlement of lawsuit                    --      (1,950,000)          --              --       (19,500)        --

     Warrants granted on common
       stock to employees and
       consultants for services                 --              --           --              --            --         --

     Net loss                                   --              --           --              --            --         --
                                         ---------      ----------       ------      ----------      --------       ----
Balance, July 31, 1999                   1,000,000       7,788,925       83,983       1,000,000        77,889        840
                                         ---------      ----------       ------      ----------      --------       ----

                                                                                 Note
                                           Additional                          Receivable
                                           Paid-in           Accumulated         Common
                                           Capital             Deficit            Stock           Total
                                         ------------       ------------       -----------     -----------
Balance, October 31, 1998                $ 20,032,205       $(19,059,605)      $ (60,750)      $   998,879

     Series B Convertible Preferred
       shares issued in private
       placement offering                          --                 --              --         1,000,000

     Common shares and warrants
       issued in private placement
       offering                               609,800                 --        (400,000)          620,000

     Common shares issued for legal
       services to be rendered                 99,000                 --              --           100,000

     Common shares cancelled upon
       settlement of lawsuit                 (273,000)                --              --          (292,500)

     Warrants granted on common
       stock to employees and
       consultants for services                77,154                 --              --            77,154

     Net loss                                      --         (1,483,175)             --        (1,483,175)
                                         ------------       ------------       ---------       -----------
Balance, July 31, 1999                   $ 20,545,159       $(20,542,780)      $(460,750)      $ 1,020,358
                                         ------------       ------------       ---------       -----------

See accompanying notes to financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months ended
                                                                                  July 31,
                                                                       -------------------------------
                                                                           1998               1999
                                                                       ------------       ------------
Cash flows from operating activities:
  Net loss                                                             $ (1,192,778)      $ (1,483,175)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                              5,943             32,159
    Amortization                                                             85,045            386,247
    Issuance of warrants for services                                        11,375             64,770
    Issuance of common stock for services                                    32,217            100,000
    Issuance of common stock for building                                    90,000                 --
    Interest expense arising from issuance of convertible debt              400,175                 --
    Increase (decrease) in assets:
       Trade accounts receivable                                             (7,710)           (46,122)
       Accounts receivable - related party                                  (19,500)           (70,627)
       Inventories                                                         (138,992)          (135,380)
       Other current assets                                                 (21,958)            47,071
    Increase (decrease) in liabilities:
       Trade accounts payable                                                15,767            (38,932)
       Customer deposit                                                          --             70,160
       Other current liabilities                                             10,187            (12,731)
                                                                       ------------       ------------
    CASH USED IN OPERATING ACTIVITIES                                      (730,229)        (1,086,560)
                                                                       ------------       ------------
Cash flows used in investing activities:
  Purchase of property and equipment                                        (83,019)          (199,874)
  Purchase of intangible assets                                            (200,000)                --
  Increase in notes receivable, related parties                            (200,000)                --
                                                                       ------------       ------------
    CASH USED IN INVESTING ACTIVITIES                                      (483,019)          (199,874)
                                                                       ------------       ------------
Cash flows provided by (used in) financing activities:
  Principal payments on notes payable                                       (12,429)            (4,609)
  Proceeds from issuance of Series B Convertible Preferred Stock                 --          1,000,000
  Proceeds from issuance of stock - private placement                       550,000            620,000
  Proceeds from notes payable to stockholders converted to equity           400,000                 --
  Proceeds from collection of receivables on common stock                    25,000                 --
                                                                       ------------       ------------
    CASH PROVIDED BY FINANCING ACTIVITIES                                   962,571          1,615,391
                                                                       ------------       ------------

Net increase (decrease) in cash                                            (250,677)           328,957

CASH AT BEGINNING OF PERIOD                                                 367,680             57,440
                                                                       ------------       ------------
CASH AT END OF PERIOD                                                  $    117,003       $    386,397
                                                                       ------------       ------------

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1998, included in the Company's Annual Report on Form 10-KSB.

Certain reclassifications have been made to prior period financial statements to conform with the 1999 presentation.

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

--------------------------------------------------------------------------------
(3)     EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Earnings for the three and nine month periods ended July 31, 1998 and 1999 have been calculated in accordance with this pronouncement.

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

--------------------------------------------------------------------------------
(4)     CONCENTRATIONS OF RISK
--------------------------------------------------------------------------------

During the nine months ended July 31, 1999, $239,582 of the Company's net sales of water and wastewater treatment products were from EDI products, and $317,658 was generated from the sale of ion membrane exchange products. The Company had $356,998 in sales of its EDI products and $144,202 in sales of its ion exchange membrane products during the nine months ended July 31, 1998.

Approximately 75% of the Company's sales of EDI products during the nine months ended July 31, 1999 were made to foreign customers. One such foreign customer accounts for 54% of EDI product sales. The Company makes all sales and receives all payments in U.S. dollars on all foreign sales. Management believes that trade accounts receivable, aggregating $115,103 for the period ended July 31, 1999, are fully collectable, and therefore no provision has been recorded for uncollectable trade accounts receivable.

--------------------------------------------------------------------------------
(5)     SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In August, 1999, the Board of Directors granted each of the five Directors of the Company 10,000 warrants with a ten year term to purchase common stock at $0.9375 per share. Of such warrants, 10,000 were issued to the President of the Company, and will be accounted for under APB No. 25. The issuance of these warrants for services will result in an aggregate expense of $4,800 in fiscal year 1999.

In August, 1999, the Company granted 10,000 warrants to purchase common stock at $0.9375 per share for consulting services. The warrants are exercisable in 5,000 annual increments commencing on the date of grant and expire on August 13, 2009.

In August, 1999, the Company entered into a five-month agreement for administrative and accounting services for which it paid $3,500 per month and also granted 100,000 warrants to purchase common stock at $0.625 per share. The warrants vest in 20,000 annual increments commencing on February 1, 2000 and will expire on February 1, 2005.

In September, 1999, the Company granted a total of 18,600 warrants to purchase common stock at $1.00 per share to two firms which assisted the Company in the design and fabrication of molds for its EDI module. The warrants expire on September 1, 2002. The fair value of the services provided was $9,300 and will be recorded as product design costs.

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

---------------------
RESULTS OF OPERATIONS
---------------------

References to 1998 and 1999 are for the nine months ended July 31, 1998 and 1999, respectively.

Sales increased for fiscal 1999 by $56,040 as compared to fiscal 1998, due primarily to an increase in sales of the Company's ion exchange membrane products.

Costs of goods sold for fiscal 1999 increased by $635,219 as compared to 1998 although sales for the comparative period essentially remained level. The increase is due primarily to the allocation during 1999 of fixed overhead expenses to cost of goods sold as compared to no allocation of such expenses during the prior year period.

Research and development expenses for fiscal 1999 increased by $283,798 compared to fiscal 1998. These expenses arise from the program which the Company initiated in December, 1997 to develop the drinking water monitoring technology acquired from Wyatt Technology Corporation in late October, 1997. The increase in such expenses result, primarily, from the additional employees and consultants engaged by the Company to conduct such research program.

General and administrative expenses for fiscal 1999 decreased by $631,392 as compared to fiscal 1998. The decrease results primarily from a reduction in legal and accounting expenses during the current period and from a reduction in costs incurred in fiscal 1998 associated with the conversion of convertible notes payable and accrued interest totaling $409,847. The reduction also reflects the allocation of a portion of administrative expenses to both sales operations and the Company's research and development program.

Interest income and expense activity is reflected as a net figure and represents an increase of $8,315 in interest income for the fiscal period ended July 31, 1999 as compared to the prior year period. Interest income for fiscal 1999, in the sum of $11,507, arose from short-term investments.

In April, 1999, the Company issued a $65,000 bonus pursuant to the February, 1998 acquisition of proprietary ion membrane technology. An additional $2,127 was issued as a bonus in July, 1999 under such agreement. No such expense was incurred during the prior fiscal period.

The Company realized a net loss before income taxes of $1,483,175 for fiscal 1999, representing an increase of $290,397 from the prior year level. The increase was primarily due, as noted above, to increases in research and development expenses for the Company's ion exchange membranes and water monitoring technologies.

------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
------------------------------------

At July 31, 1999, the Company had net working capital (total current assets less total current liabilities) of $504,926. The increase in working capital, compared to that reported at October 31, 1998, results primarily from the sale of securities during the current period. The Company accrued $170,000 pursuant to the prepayment in that amount by a customer for EDI products to be delivered at a later date.

Sales activities increased during fiscal 1999 as compared to the prior year period and although the Company incurred a loss from such operations for the current period, cost-cutting efforts and increased marketing activities are expected to generate higher sales revenues during the latter part of fiscal 1999. However, no assurances can be given as to future sales. During fiscal 1998, the Company primarily funded its working capital and other cash needs from the sale of securities. In January, 1999, the Company received net proceeds of $1,000,000 pursuant to a private placement sale of Series B Convertible Preferred shares to a major shareholder of the Company. The Company also sold 1,020,000 shares of Common Stock and 510,000 warrants to purchase Common Stock in a private placement offering between April and July, 1999 for net proceeds of $620,000 and a note receivable of $400,000. See Item 2 - "Changes in Securities."

---------------------
PLAN OF OPERATION
---------------------

In the opinion of management, available funds will satisfy the Company's working capital requirements through January, 2000. The Company intends to fund its working capital requirements by establishing strategic alliances with potential joint venture partners for specific products under development or now being produced by the Company. The Company is currently in the preliminary stage of discussions with a potential strategic partner regarding further development and use of the membrane technology acquired by the Company from Hydro Components in February, 1998. The Company further believes that similar opportunities will become available for other potential products, i.e., the Laserpure monitoring technology, as successful development efforts are achieved. In an effort to conserve available working capital, the Company intends to also utilize leasing arrangements and/or debt financing where available in order to continue its development programs. This approach has permitted the Company to acquire capital equipment which will allow for lower production costs of various EDI module components, particularly, the membranes utilized therein. The Company's management believes that, if necessary, the Company will be able to raise additional working capital by the private sale of its securities.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In July, 1999, the Company entered into an agreement to settle the February, 1999 lawsuit it brought against Wyatt Technology Corporation ("Wyatt Technology") for breach of the October, 1997 Technology Transfer Agreement by which Electropure obtained a license to use and develop certain laser-based technology and patents held by Wyatt Technology. The lawsuit, brought in the Orange County Superior Court of California, Case No. 805529, alleged that Wyatt had failed and refused to provide the technical support indicated under the original agreement in an attempt to bring about a rescission of the license.

The settlement provided that each party has the right to utilize the licensed technology as developed through Phase I of the Company's research program which proved, in principle, that the instrument under development can perform instantaneous microbe identification by measuring the light scattered by particles as they pass through a laser beam. The settlement also provided for the return by Wyatt Technology of 1.95 million of the 2.1 million common shares it received from the Company under the original license agreement. Warrants to purchase 10,000 shares of Common Stock at $1.38 per share issued to Clifford Wyatt, an officer of Wyatt Technology, were also cancelled pursuant to the settlement. Mr. Clifford Wyatt resigned as a director of the Company in April, 1999.

In August, 1999, a Cross Complaint for breach of contract, misrepresentation and negligence was filed against the Company and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group ("Platt"), the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Starr Surgical Company, Inc. The cross-complaint charges Electropure with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Starr Surgical. The cross-complaint seeks unspecified damages. The Company intends to vigorously defend this matter. The Company and its counsel believe that it will prevail on the merits if this matter should go to trial.

--------------------------------------------------------------------------------
ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------

In May, 1999, the Company granted an additional 235,000 warrants to four employees, exercisable at $1.00 per share. The warrants vest over a five year period commencing one year from the grant date. An additional 50,000 warrants, vesting over five years, were granted at $1.00 per share for future consulting services.

In May, 1999, the Company authorized the issuance of 100,000 shares of Common Stock, with a fair market value of $100,000, as a retainer against which fees and expenses for new patent related work are to be charged by its patent law firm.

Between April and July 1999, the Company received $620,000 in net proceeds and a note receivable in the sum of $400,000 on the sale of 1,020,000 shares of Common Stock and 510,000 three-year warrants to purchase Common Stock at $2.00 per share in a private placement offering. The warrants are redeemable by the Company, unless exercised, at $0.05 per warrant at any time that the Common Stock shall equal or exceed $4.00 per share for thirty consecutive trading days.

On July 19, 1999, pursuant to the terms of a lawsuit settlement, the Company cancelled 1,950,000 shares of Common Stock held by Wyatt Technology Corporation and fully depreciated the value of the intangible asset acquired from Wyatt in October, 1997. See Item 1 - "Legal Proceedings."

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

--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

        a. The Annual Meeting of the Shareholders of the Company was held on June 26, 1999 at the Company's offices located at 23456 South Pointe Drive, Laguna Hills, California 92653 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

                Proposal 1. The election of five directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

                Proposal 2. A proposal to adopt the Company's 1999 Stock Option Plan.

                Proposal 3. A proposal to approve an Agreement with Harry
                O'Hare.

        b. The following named persons received the number of votes set opposite their respective names for election to the Board of
                Directors:

                -------------------------------------------------------------------------
                        DIRECTORS                    VOTES FOR              VOTES AGAINST
                -------------------------------------------------------------------------
                William F. Farnam                      8,405,510                 123,704
                Randall P. Frank                       8,409,741                 123,909
                Randolph S. Heidmann                   8,414,532                 123,554
                Arthur Lipper III                      8,414,532                 123,554
                Floyd H. Panning                       8,414,532                 123,554

        c. The following propositions received the number of votes set opposite its respective number:

                -------------------------------------------------------------------------
                                     VOTES FOR          VOTES AGAINST         ABSTENTIONS
                -------------------------------------------------------------------------
                Proposal 2           7,853,408             143,039                 20,091

                Proposal 3           6,271,781             135,813              1,608,944

--------------------------------------------------------------------------------
ITEMS 3 AND 5 OMITTED AS NOT APPLICABLE.
--------------------------------------------------------------------------------


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

Dated: September 9, 1999

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