Form 10KSB
period 1999-10-31
ELECTROPURE INC
filed 2000-01-11
CIK 808015

                 ----------------------------------------------

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

For the fiscal year ended                         Commission file number 0-16416
OCTOBER 31, 1999

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

Indicate by check mark whether any director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Registrant failed to file any reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year. Yes [X] No [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 27, 1999 was $1,908,227.

At December 27, 1999, 7,791,415 shares of the Registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                       -----------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

Electropure, Inc. ("Electropure" or the "Company" - formerly, HOH Water Technology Corporation) was organized in 1979 to design, develop, manufacture and market its series of patented electrodeionization ("EDI") water treatment devices for commercial, residential, municipal, industrial and agricultural applications. The original EDI was designed as a point-of-entry system to treat the entire house or facility. However, lack of funds and high production costs delayed development of this model. The Company subsequently developed a smaller point-of-use model of the EDI technology aimed at the high purity water treatment segment of the commercial and industrial water treatment markets. The Company's current EDI product is marketed to original equipment manufacturers ("OEMs") as a specialized component for water treatment systems designed to provide ultrapure water to market segments whose major customers include, but are not limited to, semiconductor, pharmaceutical and power generation companies, as well as laboratories and petrochemical companies.

The Company's current EDI design is able to desalt pre-treated (water filtered and softened generally by reverse osmosis) tap water to a purity level exceeding ten megohm-cm (roughly less than 0.2 parts per million ("ppm") of total dissolved solids) at a rate of up to 10 gallons per minute on demand. Modularized designs (connecting additional modules in parallel formations) increase a system's capacity exponentially to service installations requiring up to hundreds of gallons per minute. In addition to its cost-effective operation, a major environmental and competitive benefit of the EDI technology is that it does not require the addition of chemicals (acids and bases) for resin regeneration. Most other competitive processes require the addition of these elements.

The Company began sales of light commercial/industrial water and waste water treatment equipment in May 1998. Included in the product line, which the Company offers as its Hydro Components line of products, are high quality sanitary heat exchangers, sample coolers for sterile steam and water, ion exchange filter cartridges, and ion exchange membranes for electrodialysis, electrodeposition, and electrochemical separations.

In February 1998, the Company acquired the rights to certain proprietary membrane technology from Pennsylvania-based Hydro Components, Inc. See "Item 1 - BUSINESS - Acquisition of Intellectual Properties - Ion Exchange Membrane Technology." The Company began a research project utilizing the acquired technology to develop ion permeable membranes for use with its EDI product and has successfully developed membranes which will allow the Company to offer more cost-sensitive models of its EDI product to a broader range of users for a wider range of uses.

In October 1997, the Company acquired an exclusive license to certain patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition provides the basis for Electropure's proposed development of near "real-time" drinking water monitoring systems. This technology and the EDI technology are not intended to be integrated into one product. See "Item 1 - BUSINESS -

Acquisition of Intellectual Property - Micro Imaging Technology" and "BUSINESS - Micro Imaging Technologies Division." See also "Item 3 - LEGAL PROCEEDINGS."

ACQUISITION OF INTELLECTUAL PROPERTIES

        EDI COMPONENTS

Effective August 5, 1997, the Company entered into a License Termination Agreement with EDI Components ("EDI Components") terminating the July 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to the Company's patented water purification technology. Pursuant to the termination agreement, 362,500 shares of the Company's Common Stock, with an agreed value by the parties of $2.00 per share, were issued to the investors of EDI Components in amounts commensurate with their capital investment in such entity. The Company has agreed to issue Additional Shares upon the Common Stock of the Company first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share (each a "Trigger Value"). The aggregate value of such Additional Shares shall equal $675,006, $675,012 and $674,982, respectively, for a total additional value of $2,025,000. If all of the Additional Shares are issued pursuant to the License Termination Agreement, the investors of EDI Components will have received a total of 878,979 shares of the Company's Common Stock, with an aggregate value equal to $2,750,000. The fair market value of the Company's restricted Common Stock was $0.3136 per share on August 14, 1997, the date on which the 362,500 shares were issued to the investors of EDI Components.

The Company issued an additional 566,409 shares of Common Stock, at $0.375 per share, upon conversion of $200,000 in indebtedness, plus $12,404 in related interest, on notes payable assumed by the Company from EDI Components. An additional $10,000 principal loan, plus $1,620 in accrued interest, was assumed by the Company and was paid in September 1997 with the proceeds realized from the sale of an additional 30,988 shares of Common Stock at $0.375 per share.

The License Termination Agreement provided for an extension, until October 1, 1997, on 95,400 warrants to purchase common stock granted to various investors of EDI Components pursuant to the July 1992 license agreement. As of October 1, 1997, all of such warrants were exercised at $0.50 per share, including 44,000 warrants which had been assigned to William Farnam, a Director of the Company, and 40,000 warrants held by Floyd Panning, President of EDI Components. Mr. Panning also exercised 10,000 warrants to purchase Common Stock previously issued to him in February 1993 at $0.50 per share as a bonus for services rendered.

        ION EXCHANGE MEMBRANE TECHNOLOGY

        On February 17, 1998, the Company paid Hydro Components, Inc. ("HCI") the sum of $200,000 under the terms of an Assignment Agreement to acquire the rights to certain proprietary ion exchange membrane technology for use with its EDI water treatment technology. Pursuant to the agreement, HCI, a Pennsylvania-based supplier of light commercial water and wastewater treatment products, is to provide the Company with the know-how and technical support to develop extruded membranes with ion exchange materials. In April 1999, pursuant to an Addendum to such agreement, HCI was granted a $65,000 bonus for the successful development of such membrane technology which is now being incorporated into a new EDI module.

        MICRO IMAGING TECHNOLOGY

On October 25, 1997, the Company issued 2,100,000 shares of its Common Stock, valued at $447,146 by independent appraisal, to Wyatt Technology Corporation ("Wyatt") as consideration for the transfer by Wyatt of an exclusive worldwide license to certain intellectual property related to drinking water monitoring technology. The agreement encompassed exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's proprietary multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of toxicants (mutagens, carcinogens, and metabolic toxins) in fluid. The Company refers to this technology as its "Micro Imaging Technology." In May 1998, Wyatt privately sold 150,000 of the Company's shares to pay federal and state income taxes on the transaction.

Pursuant to the transfer agreement, the Company's Micro Imaging Division (formerly known as the Laserpure Division) focused its initial research efforts on applying the Wyatt technology in developing the instrumentation and software to detect, in near "real-time," particulate materials (parasites and other organisms such as bacteria, viruses, spores, etc.) in drinking water. In May 1998, the initial research phase proved, in a laboratory environment, a capability of the technology for identification and measurement of Cryptosporidium and Giardia cysts. The Company has initiated further research efforts based on these successful results.

The agreement provided that Wyatt provide technical support required for the research program and in February 1999, the Company filed a lawsuit claiming Wyatt breached such provision. The lawsuit was resolved by settlement in July 1999. See Item 3 - "Legal Proceedings."

THE MARKET FOR WATER PURIFICATION

Water is essential to life and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants which interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent is actually used for human consumption. The remainder is used by industry, irrigation, bathing, laundry, etc. Enhanced treatment of such water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The Environmental Protection Agency ("EPA") has studied and is in favor of the point-of-use approach, provided that treatment equipment meets its Generally Available Technology (GAT) criteria. According to a 1996 report by Environmental Business International, Inc., the San Diego-based market research and consulting firm, the water/wastewater environmental services sector in the United States will grow from its then annual level of $75 billion to $96 billion by the year 2000. The report projects this growth on the basis of two expanding areas of the business: the expansion in the use of outsourcing for industrial water and wastewater treatment activities, and the trend toward privatization of municipal treatment facilities. The three largest markets for ultrapure water, wherein the Company's EDI product finds it market, are power generation, semiconductor and pharmaceutical industries. According to the Journal of Ultrapure Water, the total capital to be spent for ultrapure water in the year 2000 is approximately $2.5 billion, with almost $2.2 billion being spent by these three segments.

The market is currently growing at a steady annual rate and given the general deterioration of the world's water supplies this growth is likely to continue and expand as the cost of treatment falls. Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment. The industry is in a major growth cycle and there are about 40 major companies in the world active in supplying goods and services with an estimated 13,500 customers in the United States. Besides U.S. Patent No. 4,465,573, the Company holds patents for the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and the former West Germany.

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

THE EDI TECHNOLOGY

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through the Company's patented electrodeionization process. The EDI design combines two well-established water desalination technologies -- electrodialysis and ion exchange deionization. Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration; the result is high quality water of multi-megohm/cm resistivity which can be produced continuously at substantial flow rates.

The EDI module has been proved to be an effective new electrodeionization process and can be used for a broad range of process applications, including the supply of high water quality for the food and beverage industry, for microelectronics production, biomedical and laboratory use, pharmaceutical compounders and for general industry. The advantages of having a dependable and high quality water source which requires no chemical regeneration, coupled with low operation and maintenance costs, makes the EDI process an attractive and environmentally-safe alternative compared with other deionization processes.

The Company has recently redesigned the EDI module, now called "XL by Electropure", to improve integration into water treatment systems with all water connections on the module face and all electrical connections on the rear of the module. The EDI module is 9" wide and 22" high and ranges in depth from 6" to 14" for flow rates ranging from 1/4 gallons per minute (gpm) to 10 gpm, respectively. The product has no moving parts and is capable of continuously producing ultrapure water. The module is marketed to original equipment manufacturers of water treatment equipment for incorporation into a water supply system complete with pre-treatment components (such as reverse osmosis, filters, softeners, etc.), power supply, and desired gauges and monitors. This system would then be connected to the incoming water line, to a drain line and to an electrical source. A singular module is designed to service the small industry users. For higher flow rate requirements, the existing EDI module has been successfully combined in parallel formations to provide multi-gallons per minute of multi-megohm quality water. Larger systems, which produce 25 - 200 gpm, would be marketed to medium scale users. The Company plans to design a higher capacity version of the EDI module which will be intended to provide volumes of high purity water at 15 gpm or more from a single module. The Company believes that this model, if it can be developed, will become the primary product line for desired high purity flow rates in the 25-200 gpm market segment.

                                  XL-500 MODULE

                                    [GRAPHIC]


                             (6 to 10 GPM Flow Rate)

The Company believes that the major advantage of the EDI technology over systems utilizing ion exchange resins only is the efficient recharging of the resins without the extensive use of caustic and acid chemicals which add excessive contamination and cost to the system's waste water. The Company believes that the primary advantage of the EDI technology over products using distillation and reverse osmosis is its ability to utilize electrical and chemical properties of the water molecule and of naturally occurring salts, instead of merely physical properties, in separating water from the dissolved mineral ions. The EDI can operate without booster pumps or holding tanks and the EDI module achieves a high flow rate with relatively smaller sized and less expensive equipment.

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

The Company's belief as to the expected advantages of the EDI technology are based upon its experience with prototypes, pilot production units, products sold by its former licensee, EDI Components, and the approximately 150 EDI products sold by the Company through October 31, 1999. The EDI technology incorporates a number of design improvements to the original EDI patent. The Company intends to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs, and allowing the Company to expand its market reach.

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

Similar risks will apply to the use of any product which may be developed using the technology acquired from Wyatt and the ion permeable membrane which has been developed using the Hydro Components technology and is now being incorporated into the EDI module.

THE HYDRO COMPONENTS LINE

The Company began offering for sale its Hydro Components line of products in May 1998. The Hydro Components line includes water and wastewater treatment products for light commercial/industrial markets such as optical lens manufacturers; sterile steam samplers for pharmaceutical and biotechnical firms; industrial steam samplers for power plants, pulp and paper mills and refineries; high-flow deionizers sold through catalog houses for humidification, rinse water, cooling water and small laboratories. The Hydro Components line also offers solvent-based coated membranes which are sold to OEM's of stabilizing equipment for electrodeposition automotive and appliance painting.

MARKETING

The EDI module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, medical and research laboratories. The Company sells these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries. The Company has patents for its EDI technology in the following foreign countries: Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and the former West Germany.

         ULTRAPURE MARKET. The Company believes that a substantial market currently exists for EDI technology in the commercial and light industrial market sector where ultrapure water is a necessity in manufacturing and where chemically pure water is demanded for laboratory uses. The electro-regeneration feature of the EDI technology is considered a significant advantage over existing demineralization technology. The existing EDI module will provide ultrapure water at a rate of 1/2 to 10 gallons per minute (and higher volumes in parallel formations), which is generally ample for the needs of the OEM's marketing to these various end users. This model and the proposed larger scale version of the EDI will access a water system capital equipment market segment of $2.2 billion of which $200 million is immediately accessible.

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

GOVERNMENT REGULATION

A California State Health and Safety Code (the "Code"), as amended through 1992, provides that water treatment devices which are sold for residential use be certified by the State Department of Health Services, or approved certification facility, if claims are made that the device will remove or reduce a contaminant for which a primary drinking water standard as defined in the Code has been established. In addition, a California Business and Professions Code makes it illegal to make any false claims in connection with the sale of any water treatment product.
Other states have similar laws.

The Company believes that the EDI ultrapure technology, which is not intended for drinking water applications, is not subject to the above regulations. However, if the Company offers industrial applications of the EDI point-of-use technology, i.e., hospitals, such products will require approval by Underwriter's Laboratory or equivalent organization. The Company will seek all necessary approvals or certifications.

PRODUCTION METHODS

        EDI TECHNOLOGY - The EDI module is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. The Company has previously purchased certain tooling and molds required for component plastic parts and contracts for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product were purchased from outside sources until the Company recently began manufacturing membranes based on the technology acquired from Hydro Components. No assurances can be given that the membrane which the Company has recently developed will prove to be efficient for long term use with the EDI product. All final assembly is completed by the Company at its Laguna Hills, California manufacturing facility. Production and assembly functions have been designed with the flexibility to produce customized variations of the EDI for specialized usage.

        HYDRO COMPONENTS LINE - Except for the membranes offered by the Company, the Hydro Components line of products consists of component parts purchased from unaffiliated third party suppliers or sub-contractors and assembled by the Company into the finished product. The membranes sold under the Hydro Components line (which are not the ion permeable membranes utilized in the EDI product) are specially treated by the Company and currently are fabricated by an outside source.

WARRANTY

The Company offers a one year limited parts and labor warranty for the EDI module and may, in the future, contract with others to provide warranty service. However, it has not made any arrangements with any persons to provide such service and it may not be able to locate competent persons to perform the services at an acceptable price. The Company has not experienced significant warranty returns to date; however, no assurances can be given that future warranty expenses will not be significant.

Suppliers of components utilized in the Hydro Components line of products provide certain limited parts and labor warranties which the Company passes on to its customers. No additional warranties are offered by the Company at this time.

SOURCES OF SUPPLY

The Company believes that material to build the products which it currently offers are readily available from at least two sources and the Company currently has two sources for all such material. The Company is not dependent upon any one or more principal supplier.

PATENTS AND LICENSE AGREEMENT

Certain technology used by the EDI technology is covered by U.S. Patent No. 4,465,573, issued on August 14, 1984, to Harry M. O'Hare, Sr. Corresponding patent applications have been filed in certain limited foreign countries. The improvements in the EDI technology involve upgrades of various components, including ion permeable membranes, manifolds (front and rear), and product water and waste water compartments. Such improvements increase performance quality and decrease production costs. The existence of patents for the EDI technology may not provide any meaningful protection for the Company because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources which may be available to the Company to enforce its patent rights. The Company has recently filed a patent application with regard to the ion permeable membrane technology acquired from Hydro Components.

The Company has not secured a registered trademark or trade name for the "EDI" or "Micro Imaging Technologies."

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with the Company and HOH, Inc., dated October 30, 1986. The License Agreement grants to the Company an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the current patent and any improvements thereon or under corresponding foreign patents for the life of such patents. Under the terms of the License Agreement, the Company is obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $42.00 for each EDI technology system, which has a capacity of from six to twenty gallons per minute, sold or placed in service by the Company and its licensees during the life of the patent. Royalties of approximately $9.00 per such EDI technology are also payable until a maximum of approximately $525,600 is paid at which time such additional royalties will terminate. Royalties of approximately 2.05% of the net sales price are also payable on EDI products of other flow rates. In May 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering certain parts of the EDI technology to the Company.

On January 21, 1988, the Company and Harry M. O'Hare, Sr. entered into an Invention Assignment Agreement for certain payments wherein Mr. O'Hare assigned to the Company his entire right, title and interest in and to an Improved Compact Water Purification System and an Improved Compact Low Volume Water Purification System, both of which are point-of-use products designed to remove certain contaminants from solution on demand at flow rates under 1 gallon per minute. In September 1988, an application for a U.S. patent was filed on the Compact Low Volume Water Purification System and in October 1990, U.S. Patent No. 4,964,970 was granted thereon and has since been abandoned. The Company's point-of-use EDI technology incorporates claims covered in both the original U.S. Patent No. 4,465,573 and the patent for the Improved Compact Low Volume Water Purification System (Patent No. 4,964,970).

In July 1992, the Company granted an exclusive worldwide license to EDI Components for the manufacture and sale of EDI products. Such license was terminated in August 1997. See Item 1 "BUSINESS - Acquisition of Intellectual Properties - EDI Components."

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

In May 1997, the Company and its former licensee entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of

$125,000 to EDI Components. The amended agreement provides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., LTD, with which Glegg has an on-going working relationship. The license provided to Glegg relates to sales throughout the world.

In October 1999, GE Power Systems acquired 82% of Glegg Industries and had an outstanding offer to purchase the remaining shares of Glegg which the Company believes has been completed as of the date of this report.

        POLYMETRICS

On May 3, 1995, the Company and its former licensee granted a non-exclusive EDI license to Polymetrics of San Jose, California. The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July 1994 Glegg agreement, with the exception that Polymetrics may sell the licensed product to its end-user customers only. In 1996, Polymetrics was acquired by U. S. Filter Corporation.

RESEARCH AND DEVELOPMENT

During fiscal 1999, the Company expended $650,897 primarily on its research program to develop a drinking water monitoring system derived from the technology acquired from Wyatt in October 1997. The Company concluded its Phase 1 research on this proposed technology and initiated phase two of its program in 1998. The Company expects to continue to incur additional research and development costs on this Micro Imaging Technology project through product development. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company also conducted minimal research and development activities to develop its ion permeable membrane with technology acquired from Hydro Components in February 1998. The Company has successfully developed such membrane and has recently begun incorporating it into the EDI product.

For a description of the technologies referenced above see headings entitled "Micro Imaging Technologies" and "Ion Exchange Membrane Technology" under Item 1
- "BUSINESS - Acquisition of Intellectual Properties."

MICRO IMAGING TECHNOLOGIES DIVISION

The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation has (at inception) two main areas for exploitation:

(1) Detection and early warning of dangerous particulate materials such as parasites and other organisms, i.e., bacteria, viruses, spores, etc. If the initial efforts are successful, future efforts will be directed to include detection and early warning of asbestos fibers and similar materials which pose a health hazard to the consumer.

(2) Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

The latter technology area had already been confirmed, although never commercialized, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted approximately a decade ago. To transform the latter area into a viable product line will require the development of specialized instrumentation for the implementation of the methods developed (and patented) under that program, market studies, and the establishment of a marketing plan to target water consumer delivery agencies (municipalities). Although this market may well represent a major opportunity (on a worldwide basis) for future growth of the Company's consumer market products, the currently available instrumentation and methods being developed by the Company appears to provide a more immediate path to developing the parasite detection concept for the technology. It is for this reason that the Company's current research and development efforts have focused on, and have thus far proven successful in a laboratory setting, for the detection and monitoring of parasites, primarily Cryptosporidium and Giardia(1), in drinking water sources. Since these parasites form cysts that have a protective shell, they are particularly dangerous and difficult to remove as they are resistant to normal treatment levels of chlorine.

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

The current method for water quality sampling is labor intensive, expensive, sporadic, time consuming, and results are untimely for corrective action. In the monitoring for bacteria or parasite detection, for example, workers will collect samples at distribution points, influent points or effluent points. These samples will then be transported to laboratories that are equipped to provide detection and identification of the contaminants in question. Samples are then physically separated to allow for microscopic visual identification by trained technicians. Standard turn-around time for information is one to two days, although some tests can often be run in as little as a few hours. Expenses increase dramatically if quick (few hour) turn-around is requested or required.

------------------

1 Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl fecal deposits.

2 CDC Morbidity and Mortality Weekly Report 46(47):1121, 1997 (week ending November 22, 1997)

This method of "surveillance" is recognized as woefully inadequate by the water industry. While it serves to provide incidence statistics, it is operationally ineffective since problems are detected after product already has been delivered. By the time positive detection is made, it is not possible to take corrective action to prevent exposure. Corrective actions are limited to often overblown solutions such as general boil orders or a total water system shutdown. These actions serve to only limit the initial outbreaks, rather than to prevent them.

A system that would provide for "real-time" contaminant detection and monitoring could prevent or limit outbreaks, save lives and be less expensive. The availability of this technology would clearly represent a leap forward in water delivery and monitoring. The proposed system would monitor the laser light scattering properties of each particle passing through the detector region and software would examine the measurements and decide whether the particle was a parasite.

Potential customers for the proposed water monitoring system would include local water utilities, both private and municipal; state water utilities and water quality and health agencies; Federal government agencies such as EPA, DoD, DoE, CDC; wastewater treatment plants; ground water and well users; and potentially, as the cost of the sensors and system decreases, homeowners.

The Company is also researching applications for its Micro Imaging technology in the clinical laboratory and food processing areas, each of which would reap cost and efficiency benefits similar to the proposed water monitoring device under development by the Company. This technology has already demonstrated identification of the bacteria E.coli, Listeria and Salmonella.

Based on a very preliminary evaluation of market needs and the size and number of potential customers, the market size in the water monitoring market is estimated to be greater than $20 million per year. Markets for a device which will address the needs of clinical laboratories and food processing operations are estimated to be in the range of $200 million and $55 million per year, respectively. Detailed market validation has not been completed; however, management believes that these estimates are conservative and that market penetration of 10% is achievable within the first several years of introducing a viable product. Concurrent with conducting its research program, the Company will continue to conduct more comprehensive market studies for this proposed technology. See Item 1 - "BUSINESS - Acquisition of Intellectual Property - Micro Imaging Technology."

COMPETITION

The Company's EDI technology competes with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electrodeionization technology from Millipore Corporation of New Bedford, Mass. in 1989 and continues to work closely with its technical staff. U.S. Filter(1) manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 20 liters/hours to 100 gallons/minute. Compared to the Company's point-of-use EDI technology, the U.S. Filter (Ionpure, Inc.) equipment is more expensive, but still offers substantial operating cost savings over service

-----------------
1 Pursuant to a March, 1999 acquisition, U.S. Filter became a wholly owned subsidiary of Vivendi, a French environmental service provider and leader in water treatment and distribution services.

deionization. Comparison tests have shown that the Company's EDI technology is also more efficient than the Ionpure product, resulting in better performance and a lower operating cost. Ionics, Inc., Glegg/Ecell Inc., and Christ, Ltd. also manufacture and market electrodeionization technology.

The technology directly competitive with electrodeionization is service deionization. The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water, Polymetrics (acquired by U. S. Filter), and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of Culligan (also recently acquired by U. S. Filter) and other water conditioning companies. The EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization. The marketing challenge for the Company will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization. With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer. The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis. Regeneration is done at the service company's facility so that the customer does not have to handle or dispose of chemical waste.

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

The Company's ion permeable membrane technology is intended to reduce dependence on outside suppliers for this component of the EDI product as well as to significantly reduce the cost of such component. The cost reduction in the membrane component of the EDI product has resulted in a substantial increase in the cost competitiveness of the Company's product. See "Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

With regard to the Company's proposed Micro Imaging product, there are established methods of testing currently employed by both public and private agencies. However, these methods are labor intensive, expensive and time consuming, and do not provide the near "real time" monitoring capabilities which the Company's product, if it can be developed, would purport to offer.

EMPLOYEES

As of December 27, 1999, the Company employed fifteen full-time employees, of which eight were engaged in marketing, development, production and design; four in administrative, accounting and clerical functions; and three are engaged in research and development of the Company's proposed Micro Imaging Technology products(s) (see Item 1 - "BUSINESS - Micro Imaging Technologies Division"). To implement its proposed business, the Company will have to hire additional employees in 2000. However, the Company cannot predict with any certainty when it will hire such personnel. The Company believes that its relationship with its employees is good and it is not a party to any collective bargaining agreement. The future success of the Company will be dependent upon its ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

The Company currently leases, with an option to purchase, a 30,201 sq. ft. facility in Laguna Hills, California and pays a gross (including taxes, insurance and major repairs) lease payment of $16,480 per month. In March 1998, the Company sub-leased approximately 10,000 sq. ft. of such facility to an unaffiliated third party which utilizes such space to warehouse and distribute heating and cooling parts and equipment. Under the terms of the two-year agreement, the sub-lessee pays the Company $6,500 per month. Management believes that its present facilities are adequate for all of its current operations, and those contemplated for the foreseeable future.

On July 29, 1999, the Company exercised an option under the lease to purchase the building for the sum of $2,300,000 and paid $15,000 as part of the purchase price therefor. Under the lease, the Lessor has 18 months within which to complete the sale. The Company will continue to pay rent as set forth in the lease with applicable increases until the sale has been completed.

ITEM 3. LEGAL PROCEEDINGS

In June 1998, the Company entered into an agreement to settle a 1993 default judgment rendered in the Los Angeles County Municipal Court against the Company for unpaid credit card charges. The Company paid a total of $22,000 to extinguish the debt accrued at $30,744, resulting in a gain on the settlement in the sum of $8,744 for the fiscal year ended October 31, 1998.

In January 1998, the Company satisfied the principal and interest due on a $12,000 promissory note issued to the Economic Development Bank for Puerto Rico (the "Bank") under the terms of a settlement reached in May 1997 on a $3 million default judgment rendered against the Company in June 1996. The settlement also provided for the issuance by the Company of 100,000 shares of Common Stock and 100,000 five-year warrants to purchase Common Stock at $1.00 per share. The lawsuit, which was brought by the Bank in February 1993 in the San Juan (Puerto
Rico) Superior Court, alleged that the Company, its bankrupt Puerto Rico subsidiary (HOH International, Inc.), and the officers and directors of both, breached their fiduciary duty in entering into a distribution agreement with HOH/CNM2 Enterprises which ultimately led to the dissolution of the subsidiary. With payment of the referenced promissory note, the Company has satisfied all of its obligations under the settlement.

In July 1999, the Company entered into an agreement to settle the February 1999 lawsuit it brought against Wyatt Technology Corporation ("Wyatt Technology") for breach of the October 1997 Technology Transfer Agreement by which Electropure obtained a license to use and develop certain laser-based technology and patents held by Wyatt Technology. The lawsuit, brought in the Orange County Superior Court of California, Case No. 805529, alleged that Wyatt had failed and refused to provide the technical support indicated under the original agreement in an attempt to bring about a rescission of the license.

The settlement with Wyatt Technology provided that each party has the right to utilize the licensed technology as developed through Phase I of the Company's research program which proved, in principle, that the instrument under development can perform instantaneous microbe identification by measuring the light scattered by particles as they pass through a laser beam. The settlement also provided for the return by Wyatt Technology of 1.95 million of the 2.1 million common shares it received from the Company under the original license agreement. Warrants to purchase 10,000 shares of Common Stock at $1.38 per share issued to Clifford Wyatt, an officer of Wyatt Technology, were also cancelled pursuant to the settlement. Mr. Clifford Wyatt resigned as a Director of the Company in April 1999.

In August 1999, a Cross Complaint for breach of contract, misrepresentation and negligence was filed against the Company and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group ("Platt"), the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Starr Surgical Company, Inc. The cross-complaint charges Electropure with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Starr Surgical. The cross-complaint seeks unspecified damages. The Company intends to vigorously defend this matter. The Company and its counsel believe that it will prevail on the merits if this matter should go to trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 26, 1999 at the Company's offices located at 23456 South Pointe Drive, Laguna Hills, California 92653 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

Proposal 1.    The election of five directors to hold office until the Annual
               Meeting of the Shareholders at which time their term expires or until their successors have been duly elected. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

                   DIRECTORS                         VOTES FOR              VOTES AGAINST
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

Proposal 2.    A proposal to adopt the Company's 1999 Stock Option Plan.

Proposal 3.    A proposal to approve an Agreement with Harry O'Hare.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock is currently quoted in the OTC Electronic Bulletin Board market as a "penny stock" under the symbol "ELTP." The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Bulletin Board or "pink sheets," for the quarters that the securities were traded. The quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not represent actual transactions.

                                                                      COMMON STOCK
                                                                       BID PRICES
                                                                      -------------
                                                                      HIGH     LOW
                                                                      -----   -----
     FISCAL 1998      First Quarter                                   2-1/8    1/2
                      Second Quarter                                  3-3/4    7/8
                      Third Quarter                                     3     1-3/8
                      Fourth Quarter                                  1-3/4   13/16
     FISCAL 1999      First Quarter                                   1-1/2    1/2
                      Second Quarter                                  1-6/16    1
                      Third Quarter                                   1-3/16   1/2
                      Fourth Quarter                                  13/16   11/16
     FISCAL 2000      First Quarter (through December 27, 1999)       13/16    3/8

The market for the Company's securities is sporadic and quoted prices may not represent the true value of such securities.

As of December 27, 1999, the Company had approximately 760 holders of record of its Common Stock.

On January 15, 1999, the Company issued 1,000,000 shares of its Series B Convertible Preferred Stock ("Series B") out of the 1,000,000 shares of authorized Preferred Stock, $1.00 par value. Series B provides for a $1.00 per share liquidation preference over the Common Stock, Class B Common Stock and Redeemable Convertible Preferred Stock and each share of Series B entitles the holder thereof to four (4) votes per share and is to vote as a class along with holders of the Common Stock, Class B Common Stock and Redeemable Convertible Preferred Stock. The shares of Series B are convertible, in whole or in part, into Common Stock on a share for share basis at any time at the option of the holder, Mr. Anthony M. Frank. Each share of Series B is automatically convertible into one share of Common Stock upon five days' written notice from the Company if either of the following events shall occur:

        (1) The Company shall make a public offering of any of its securities under the terms of an Underwriting Agreement with a securities dealer or underwriter; or

        (2) The Company's securities shall be admitted for listing on a national securities exchange market system or the NASDAQ System where its Common Stock may then be traded.

Between April 22, 1999 and July 29, 1999, the Company issued 1,020,000 shares of Common Stock and 510,000 three-year warrants to purchase Common Stock in a private placement offering of securities and received $1,020,000 in net proceeds. The warrants, which are exercisable at $2.00 per share, are redeemable by the Company for $0.05 each if the Company's Common Stock shall equal or exceed $4.00 for thirty consecutive trading days.

In May 1999, the Company authorized the issuance of 100,000 shares of Common Stock, with a fair market value of $100,000, as a retainer against which fees and expenses for new patent-related work are to be charged by its patent lawfirm.

On September 21, 1999, the Company issued 2,500 shares of Common Stock on the exercise of 2,500 options at $0.50 per share.

In December 1998, the Company granted 50,000 five-year warrants to purchase Common Stock for $1.00 per share to a consultant for services rendered. Such warrants vest over a two-year period commencing on the date of grant.

In March 1999, the Company granted 175,000 warrants to purchase Common Stock to a consultant in partial consideration of services to be rendered. Such warrants, exercisable at $1.00 per share, vest over a five-year period commencing one year from the date of grant

In September 1999, the Company granted a total of 18,600 warrants to purchase Common Stock at $1.00 per share to two firms which provided design services in the design and fabrication of molds for its new EDI module. The warrants expire on September 1, 2002.

Between November 18, 1998 and October 6, 1999, the Company granted a total of 940,000 options to purchase Common Stock to employees, consultants and Board members pursuant to the 1999 Stock Option Plan and outside of the Plan as follows:

In August 1999, 10,000 options were granted to each of the Five Directors of the Company with a ten-year term at $0.9375 per share. Such options were granted as an annual stipend for services rendered to the Board.

In August 1999, the Company granted 10,000 options to purchase Common Stock at $0.9375 per share for consulting services. The options are exercisable in 5,000 annual increments commencing on the date of grant and expire on August 13, 2009.

Also in August 1999, the Company entered into a five-month agreement for administrative and accounting services for which it paid $3,500 per month and also granted 100,000 warrants to purchase Common Stock at $0.625 per share. The options vest in 20,000 annual increments commencing on February 1, 2000 and will expire on February 1, 2005.

Between November 18, 1998 and October 6, 1999, the Company granted 780,000 options to purchase Common Stock to employees of the Company at prices ranging from $.90 to $1.0625 per share. The options vest in varying annual increments and expire through October, 2005.

In December 1999, the Company granted a total of 165,000 additional options to three employees to purchase Common Stock at $0.59375 per share. Such options vest in varying annual increments and expire on January 1, 2005.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1999

Sales decreased for the fiscal year ended October 31, 1999 by $109,948 as compared to fiscal 1998 primarily due to several factors: (a) the current economic downturn in Japan and Europe accounted for an approximate 10% reduction in sales; (b) the Company lowered its selling price to be more cost competitive during the latter part of fiscal 1999 and; (c) marketing efforts to sell the Company's EDI products were reduced during the latter part of the fiscal year as design changes for such products were being completed. The Company anticipates EDI sales to recover and increase in fiscal year 2000 since the EDI design modifications have been completed and marketing activities have been increased.

Research and development expenses for fiscal 1999 increased by $205,787 compared to fiscal 1998 due an increase in salaries and pursuant to the allocation of overhead expenses to the program which the Company initiated in December 1997 to develop the Micro Imaging Technology acquired from Wyatt Technology Corporation in late October 1997. In addition, approximately $60,000 was expended on research and development of the Company's ion permeable membranes and a power supply being developed by Mr. Heidmann for the EDI product, as compared to no such development activities during fiscal 1998.

General and administrative expenses for fiscal 1999 increased compared to fiscal 1998 by $305,071, the primary component of which resulted from increased expenses relating to outside consultants, legal and accounting fees, and pursuant to the issuance of a $67,127 bonus to Hydro Components upon the successful development of the Company's new EDI membranes. In addition, during fiscal 1999, the Company realized $78,000 in income on the sub-lease of approximately 10,000 square feet of the facility which it currently occupies. The Company will continue to sub-lease such premises until it requires the use of the area involved.

Interest income and expense activity is reflected as a net figure and represents a decrease of $408,706 in interest expense for the fiscal year ended 1999 as compared to the prior year. Interest income for fiscal 1999, in the sum of $14,252, arose from short-term investments. The primary component of interest expense in fiscal 1998 was a $400,175 expense realized pursuant to the issuance of convertible debt of $400,000 in loans by a principal shareholder.

The Company realized a net loss of $1,958,644 for fiscal 1999, representing an increase of $451,701 from the prior year level. The increase was primarily due, as noted above, to a reduction in sales, the bonus issued to Hydro Components and increases in salaries, consulting fees, legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had net working capital (total current assets less total current liabilities) of $199,456, representing a decrease of $$85,501 from the prior year end. The Company accrued $168,755 pursuant to the prepayment by a customer for EDI products to be delivered at a later date. All of such products are expected to be delivered and the sales revenue recorded in the first quarter of fiscal 2000.

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

During fiscal 1999, the Company funded its working capital requirements and received $1,020,000 from the private placement issuance of 1,020,000 shares of Common Stock and 510,000 three-year warrants to purchase Common Stock at $2.00 per share. The Company received an additional $1,250 in cash upon the exercise of 2,500 options to purchase Common Stock.

On January 15, 1999, the Company received $1 million in net proceeds upon the sale to Anthony M. Frank of one million shares of Series B Convertible Preferred Shares. See Item 5 for a description of the Series B Convertible Preferred Stock. See also Item 12 - "Certain Relationships and Related Transactions - Mr. Anthony Frank."

The Company began selling its EDI products during the latter part of fiscal 1997 and initiated sales of its Hydro Components line of products in May 1998. The Company experienced a small gross profit of $69,623 and $16,016 on sales of its Hydro Components products in fiscal years 1998 and 1999, respectively. Sales of the Company's EDI products were adversely effected by economic factors in Europe and Japan and sales efforts were reduced during the latter part of fiscal year 1999, however, and the Company experienced a loss of $218,837 in fiscal 1999 as compared to a gross profit of $31,525 for the prior year period. The Company curtailed its marketing activity on the EDI product while modifications could be effected to the EDI design and the ion permeable membrane derived from the Hydro Components acquisition could be developed. Sales of the EDI product are expected to increase in fiscal 2000 since the new EDI module design has been completed and now incorporates the more cost-effective ion permeable membranes developed by the Company.

PLAN OF OPERATION

In the opinion of management, available funds will satisfy the Company's working capital requirements through January, 2000. The Company intends to fund its working capital requirements by focusing on selling its EDI products and currently has orders filled or pending for over 80 EDI products since November 1, 1999. Although a substantial portion of such sales will be applied to the $168,755 currently held on deposit from one customer, the Company has quoted over $375,000 in potential sales as of the date of this report and has confidence that marketing efforts currently in progress will increase sales revenues in the short term. In addition, the Company seeks to establish strategic alliances with potential joint venture partners for specific products under development or now being produced by the Company. The Company has had preliminary discussions with potential strategic partners regarding its EDI product, membrane technology, and with regard to its Micro Imaging Technology. The Company's management believes that, if necessary, the Company will be able to raise additional working capital by the private sale of its securities.

No assurances can be given that currently available funds will satisfy the working capital needs of the Company for the period estimated, or that the Company can obtain additional working capital through the sale of Common Stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to the Company. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to the Company.

The Company will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out its business objectives. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. Further, any such financing may cause dilution of the interests of the current shareholders in the Company. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to carry out its current business objectives are based upon certain assumptions, including certain assumptions as to the Company's revenues, net income (loss) and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its plans. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities that are significantly lower than the current market price of the Company's Common Stock.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Item 13 (a)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN CERTIFYING ACCOUNTANTS

On June 16, 1998, due to a need for expanded accounting requirements and location of accountants, the Board of Directors approved the recommendation of management to (i) engage Kelly & Company as the independent auditors for Electropure, Inc. and (ii) dismiss Alex Chaplan & Associates as such independent accountants.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of Electropure, Inc. are as follows:

                       NAME                     AGE             POSITION
               ----------------------           ---     ------------------------
               William F. Farnam *               78        Director (Chairman)

               Randall P. Frank *                37             Director

               Randolph S. Heidmann *            48             Director

               Arthur Lipper III *               68             Director

               Floyd H. Panning *                71      Director, President and
                                                         Chief Executive Officer

               Catherine Patterson               47      Chief Financial Officer
                                                              and Secretary

* All Directors currently serve as members of the Company's Audit Committee, with Mr. Lipper as the Chairman of such Committee.

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

RANDALL P. FRANK, 37, joined the Board of Directors on October 25, 1997. Mr. Frank, is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder in the Company. Between 1992 and 1995, he worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. Randall Frank has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management ("Thunderbird").

RANDOLPH S. HEIDMANN, 48, was employed by the Company between September 1990 and November 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which the Company planned to engineer into its product line. He was named to the Company's Board of Directors in September 1991. Prior to joining the Company, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Between 1991 and June 1999, Mr. Heidmann served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. Currently, Mr. Heidmann provides independent electrical engineering consulting services. He holds a BS degree in Physics from the University of California at Davis.

ARTHUR LIPPER III, 68, has provided financial and management consulting services to the Company since May 1998 and was elected to the Company's Board of Directors in June 1999. Mr. Lipper is an internationally known investment banker, financier and management consultant. He is Chairman of British Far East Holdings Ltd. and President of Communications Management Associates, privately owned companies which provide and arrange financing and offer financial and management advisory services. Mr. Lipper has been affiliated with the international financial community since 1954 and currently serves as an officer, director or advisor to a number of publicly traded and privately owned companies including, among others, Lion Brothers, an embroidered emblem manufacturer with facilities in the United States and China; MeterNet, providing set top box Internet access to television sets, Cargo4less.com, an internet marketed international freight forwarding service matching customer bids and service offerings; and Cavion.Com which services the electronic communications and processing needs of credit unions.

Mr. Lipper is the author of numerous financial and investment-related books and publications and has served as the Chairman, Publisher and Editor-In-Chief of Venture Magazine. He is a member of the Financial Analysts Society of San Diego, the San Diego Press Club, and the University of California, San Diego (UCSD) Faculty Club. He has been a Trustee of the Kenan Institute of Private Enterprise of the Kenan-Flagler Business School at the University of North Carolina. Mr. Lipper has also served as a Director of the National Schools Committee for Economic Education and has served as Chairman of the New York & Foreign Securities Corporation (co-founder) and the Arthur Lipper Corporation and international subsidiaries, both New York Stock Exchange member firms. Mr. Lipper's stock and commodity exchange memberships have included the New York Stock Exchange, American, Midwest, Pacific Coast, Detroit, Boston, Philadelphia, Bangkok, NY Comex and NY Futures Exchange.

FLOYD H. PANNING, 71, joined the Board of Directors and was engaged by the Company as President and Chief Executive Officer in August 1997. Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with the Company to manufacture and market the EDI technology. He has been the president of EDI Components since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar businesses which were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

CATHERINE PATTERSON, 47, became Secretary of the Company in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer of the Company. From 1971 until joining the Company in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director of the Company. See Item 4 -"Submission of Matters to a Vote of Security Holders" and Item 10 - "Executive Compensation Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, all current directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934. The following table provides information regarding any of such reports which were filed on a delinquent basis:

            NAME OF                            TYPE OF                   NO. OF TRANSACTIONS
       REPORTING PERSON                    REPORT FILED LATE                REPORTED LATE
    -----------------------       -----------------------------------    -------------------
    William F. Farnam             Form 4 - Statement of Changes in
                                                 Beneficial Ownership             2
    Anthony M. Frank              Form 4 - Statement of Changes in
                                                 Beneficial Ownership             2
    Randall P. Frank              Form 4 - Statement of Changes in
                                                 Beneficial Ownership             2
    Randolph S. Heidmann          Form 4 - Statement of Changes in
                                                 Beneficial Ownership             2
    Arthur Lipper III             Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Floyd H. Panning              Form 4 - Statement of Changes in
                                                 Beneficial Ownership             2
    Catherine Patterson           Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Clifford D. Wyatt (1)         Form 3 - Initial Statement of
                                                 Beneficial Ownership             1

(1) Clifford D. Wyatt resigned from the Company's Board of Directors on April 14, 1999.

ITEM 10. EXECUTIVE COMPENSATION

In November 1999, the Board of Directors established a Compensation and Benefits Committee to oversee compensation and benefits, i.e., option and warrant grants, to the Company's employees and service providers. The following Directors currently serve on such Committee: William F.
Farnam (Chairman),  Randall P. Frank and Arthur Lipper III.

The Company had no executive officer whose annual compensation was more than $100,000 per year for the fiscal years ended October 31, 1999 and 1998. Floyd Panning, who joined the Company as Chief Executive Officer in August 1997, is being compensated at the rate set forth in his Employment Agreement with the Company that is described below under "Executive Compensation Employment Agreement."

The following table sets forth summary information regarding compensation paid by the Company for the years ended October 31, 1999 and 1998 to the chief executive officer of the Company.

                                                         OTHER ANNUAL
                  NAME AND                               COMPENSATION          AWARDS
           PRINCIPAL POSITION        YEAR    SALARY ($)        ($) (1)       OPTIONS (#)
           ------------------        ----    ----------  -------------       -----------
           FLOYD H. PANNING
            President and            1999      $97,751              -
           Chief Executive
               Officer               1998       87,346              -        250,000 (2)

(1) The Company is not required to report the value of personal benefits unless the aggregate dollar value for 1998 was at least 10 percent of the executive officer's salary and bonus or $50,000.

(2) In March 1998, the Company granted Mr. Panning 250,000 options to purchase Common Stock at an exercise price of $1.125 per share. The options, which expire in March, 2008, vest in increments of 50,000 over a five-year period commencing on the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

EMPLOYMENT AGREEMENT

On August 14, 1997, the Company entered into a five-year Employment Agreement (effective August 5, 1997) with Floyd Panning whereby he became the Company's President and Chief Executive Officer. Mr. Panning has the unilateral option to extend such employment for a period of two (2) years. The Agreement provides Mr. Panning with five weeks' vacation, the use of a Company car and cellular telephone and participation in any benefit programs offered by the Company (none at this time). Pursuant to the terms of the Employment Agreement, Mr. Panning was granted 125,000 warrants to purchase Common Stock at $0.28125 per share. Such warrants are exercisable in increments of 25,000 annually commencing with the date of the agreement. The Employment Agreement also provides for the following:

      (a) A base monthly salary of $6,500 increasing to $8,000 per month once the Company has realized a minimum of $1 million in financing. Each year thereafter, the base salary shall automatically increase by an amount equal to five (5%) percent. Mr. Panning's base salary was $8,400 per month as of April 1999.

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

COMPENSATION OF DIRECTORS

In August 1997, the Company authorized an annual issuance of 10,000 ten-year warrants to purchase Common Stock to each Director for service to the Company at a 25% discount to the fair market value of the Common Stock as of the date of grant. In August 1998, 10,000 warrants to purchase Common Stock were issued to each of the then five (5) Directors of the Company (including Clifford Wyatt who resigned from the Board and surrendered such warrants in April 1999) at an exercise price of $1.375 per share.

In August 1999, pursuant to the above resolution, the Company issued 10,000 ten-year warrants to purchase Common Stock to each of the Company's five Directors at an exercise price of $0.9375 per share.

STOCK OPTION PLAN

The Company has adopted a 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options for 1 million shares of Common Stock. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the Common Stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the Common Stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisor of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the Common Stock on the date of grant.

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

Since November 1, 1998, the Company has granted options for its Common Stock to the following current officers and directors pursuant to the Plan and outside of the Plan as follows:

                                        Number of        Exercise                          Net
                                     Shares Subject        Price         Options     Realized Value
           NAME                        to Options        Per Share      Exercised          (1)
-----------------------------        --------------      ---------      ---------    --------------
Communications Management (2)            10,000           $0.9375           -               -
William F. Farnam                        10,000           $0.9375           -               -
Randall P. Frank                         10,000           $0.9375           -               -
Randolph S. Heidmann                     10,000           $0.9375           -               -
Floyd H. Panning                         10,000           $0.9375           -               -

(1) The market price of the Common Stock on the date an option was exercised less the exercise price.

(2) Arthur Lipper III is an executive officer of Communications Management. Mr. Lipper disclaims beneficial ownership of the options and has no control over the disposition or the voting control, if any, of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth information as of December 27, 1999 with respect to the Common Stock, Class B Common Stock, Series B Preferred Stock and Convertible Preferred Stock owned by the only persons known by the Company to own beneficially 5% or more of any such classes of stock, by each director and by all directors and officers as a group.

                                COMMON                 CLASS B             SERIES B               CONVERTIBLE             % OF
                                 STOCK       % OF      COMMON    % OF     PREFERRED      % OF      PREFERRED   % OF       VOTING
        NAME                     (1)(2)      CLASS     STOCK     CLASS     STOCK(3)      CLASS      STOCK(4)   CLASS     POWER (5)
--------------------------     ---------    ------     -------   -----    ---------      -----    -----------  -----     --------
William F. Farnam                126,918     1.1%         --       --             --       --             --      --           *

Anthony M. Frank
320 Meadowood Court
Pleasant Hill, CA 94523        3,829,742    32.2%         --       --      1,000,000      100%            --      --        40.8%

Randall P. Frank                 413,898     3.5%         --       --             --       --             --      --         2.2%

Randolph S. Heidmann              30,000       *          --       --             --       --             --      --           *

Arthur Lipper III(6)                  --      --          --       --             --       --             --      --          --

Harry M. O'Hare, Sr
2035 Huntington Dr. #1
S. Pasadena, CA 91030              2,500       *      83,983      100%            --       --        931,629    35.8%        8.4%

Floyd H. Panning
23456 South Pointe Drive
Laguna Hills, CA 92653           836,792     7.0%         --       --             --       --          7,500       *         4.4%

Catherine Patterson              210,112     1.8%         --       --             --       --          2,906       *         1.1%

All officers and directors
as a group (6 persons)         1,617,720    13.6%         --       --             --       --         10,406       *         8.5%


------------------
*  Less than 1%
** Includes address of five percent or more shareholders of any class.

(1) Excludes 83,983 shares of Common Stock issuable upon conversion of Class B Common Stock, which carry eight (8) votes per share. If such shares of Common Stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 1,617,720 shares (13.5%) of Common Stock, respectively.

(2) Includes currently exercisable warrants or options to purchase an aggregate of 4,111,934 shares of Common Stock.

(3) The Series B Convertible Preferred Stock is convertible into Common Stock, on a share-for-share basis, at the option of the holder or automatically if (a) the Company makes a public offering of its securities, or (2) if the Company's securities are listed on NASDAQ or a national securities exchange market system.

(4) The Convertible Preferred Stock was convertible into Common Stock only if certain earnings or market prices of the Common Stock were achieved prior to October 31, 1990. Such earnings and market prices were not achieved and commencing January 31, 1991, the Company was required to redeem such shares at $0.01 per share. The Company intends to redeem the Convertible Preferred Stock during fiscal 2000.

(5) Reflects the voting rights of the Common Stock and Convertible Preferred Stock, each of which carries one (1) vote per share; Class B Common Stock, which carries eight (8) votes per share; and Series B Convertible Preferred Stock, which carries four (4) votes per share.

(6) Excludes warrants to purchase 175,000 shares of Common Stock at $1.06 per share, expiring on May 14, 2006 and 10,000 options to purchase Common Stock at $0.9375 per share, expiring on August 13, 2009, all of which are beneficially owned by Communications Management Associates for which Arthur Lipper III disclaims beneficial ownership. Arthur Lipper III is an executive officer of Communications Management and has no control over the disposition or the voting control, if any, of the securities.

In order to comply with conditions imposed by the Commissioner of Corporations of the State of California (the "Commissioner"), in connection with the public offering of Units in June 1987, Harry M. O'Hare, Sr. and Sandra O'Hare (Mr. O'Hare's former late wife) agreed that until such conditions are lifted by order of the Commissioner, all the shares of Class B Common Stock and Convertible Preferred Stock held by them (except for 107,848 shares of Convertible Preferred Stock issued in July 1988 to Harry M. O'Hare, Sr.) and any Common Stock received upon conversion of the Class B Common Stock and Convertible Preferred Stock, will be subject to the following conditions (which shall be referenced in a legend on the certificates for such shares):

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

In October 1998, the Company agreed to seek the approval of its shareholders (at the next annual meeting of shareholders) to enter into an agreement with Mr. O'Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions. If such petition is approved, the agreement provides for the transfer of all Electropure, Inc. securities held by Mr. O'Hare's to such creditors, including the Company, in exchange for certain monthly cash payments and extinguishment of debt owed by Mr. O'Hare. The Company's shareholders approved such agreement at the Annual Meeting of Shareholders held on June 26, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MR. WILLIAM FARNAM

On October 8, 1998, Mr. Farnam exercised 1,250 and 1,668 warrants to purchase Common Stock which had been assigned to him by the original holder of such warrants on October 2, 1998. Pursuant to a private placement offering authorized by the Company in September 1998, the original exercise price of such warrants ($9.00 and $15.00, respectively) had been reduced to $1.00 per share.

MR. ANTHONY FRANK

On January 26, 1998, Mr. Frank loaned the Company, at 10% annual interest, the sum of $200,000 and on January 29, 1998, he converted such loan into 206,186 shares of the Company's Common Stock at $0.97 per share. Conversion of such debt to equity resulted in an expense to the Company as of October 31, 1999 in the sum of $7,217. On February 4, 1998, Mr. Frank loaned the Company an additional $200,000 under a two-year note which also carried the right to convert the principal and interest accrued thereon into Common Stock at a 25% discount to the fair market value. On March 25, 1998, Mr. Frank converted the additional $200,000 loan, together with $2,630 in accrued interest, into 136,473 shares of Common Stock. Under the loan agreements with Mr. Frank, fair market value is determined as the mean of the bid and asked prices of the Common Stock for the thirty (30) consecutive trading days prior to the conversion date.

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

In July 1999, Mr. Frank purchased 900,000 shares of the Company's Common Stock and 450,000 three-year warrants to purchase Common Stock in a private placement offering and paid the sum of $900,000. The warrants are exercisable at $2.00 per share and are redeemable by the Company for

$0.05 each if the Common Stock shall equal or exceed $4.00 per share for thirty consecutive trading days.

On December 13, 1999, Mr. Frank and the Company executed a two-year convertible term note by which Mr. Frank has agreed to loan the Company $200,000 at the rate of 10% annual interest. Pursuant to the note, Mr. Frank has the option to convert the principal and any interest accrued on such loan into the Company's securities or securities of any subsidiary which the Company may form with regard to its Micro Imaging Technologies Division. The terms of any such conversion are to be mutually agreed upon between the parties.

MR. RANDALL FRANK

On September 21, 1998, Mr. Frank exercised 1,250 and 1,112 warrants to purchase Common Stock at $1.00 per share pursuant to the Company's private placement offering to temporarily reduce the exercise price (originally $9,00 and $15.00, respectively) of such warrants.

MR. RANDOLPH S. HEIDMANN

Between August 1998 and October 31, 1999, the Company paid Mr. Heidmann a total of $42,000 pursuant to an arrangement to develop certain proprietary technology relating to a new design of a power supply which may be used with the Company's EDI water treatment product. The parties intend to negotiate an agreement whereby the Company will acquire the rights to said technology once a prototype has been developed. Funds paid to Mr. Heidmann under this arrangement will be credited toward the acquisition price to be negotiated. Since November 1, 1999, an additional $9,500 has been paid to Mr. Heidmann pursuant to this arrangement.

MR. ARTHUR LIPPER III

In May 1998, the Company entered into a three-year agreement with Communications Management Associates for financial and management consulting services at the rate of $2,500 per month. Mr. Lipper is the president of Communications Management and is the primary contact for the Company under the consulting arrangement. Concurrent with the commencement of the agreement, the Company granted Communications Management 25,000 warrants to purchase Common Stock and 50,000 warrants each year thereafter for a period of three years. The warrants are exercisable at $1.06 per share and expire on May 13, 2006.

MR. PANNING

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.     Financial Statements

               Independent Auditor's Report

               Balance Sheets as of October 31, 1999 and 1998

               Statements of Operations for the years ended October 31, 1999 and 1998

               Statements of Shareholders' Equity for the years ended October 31, 1999 and 1998

               Statements of Cash Flows for the years ended October 31, 1999 and 1998

               Notes to Financial Statements

        2.     Financial Statement Schedules.

               No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

(b)     Reports on Form 8-K

        None

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

      10.48.1 Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997. *****

      10.51 Settlement Agreement with Economic Development Bank for Puerto Rico dated May 16, 1997. *****

      10.52 Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. *******

      10.53 Assignment Agreement with Hydro Components, Inc. dated February 17, 1998.********

      27.      Financial Data Schedule.

-------------
* Previously filed on December 15, 1986 in connection with Registration Statement of Registrant on Form S-1, File No. 33-10669.

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

Dated:  December 27, 1999


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



SIGNATURES



/S/ WILLIAM F. FARNAM                    Director             December 27, 1999
--------------------------
WILLIAM F. FARNAM


                                         Director
--------------------------
RANDALL P. FRANK


                                         Director
--------------------------
RANDOLPH S. HEIDMANN


/S/ ARTHUR LIPPER III                    Director             December 27, 1999
--------------------------
ARTHUR LIPPER III


/S/ FLOYD H. PANNING              Chief Executive Officer     December 27, 1999
--------------------------              and Director
FLOYD H. PANNING

                                     Chief Financial
/S/ CATHERINE PATTERSON             Officer (Principal        December 27, 1999
--------------------------            Financial and
CATHERINE PATTERSON                 Accounting Officer)

                                ELECTROPURE, INC.


                        INDEX TO THE FINANCIAL STATEMENTS

                       AS OF OCTOBER 31, 1999 AND 1998 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

Financial Statements of Electropure, Inc.:

Report of Independent Auditors ...............................................1

         Balance Sheets, October 31, 1999 and 1998............................2

         Statements  of  Operations  For  Each of the Two  Years in the
           Period Ended October 31, 1999......................................4

         Statements of  Shareholders'  Equity For Each of the Two Years
           in the Period Ended October 31, 1999...............................5

         Statements  of Cash  Flows  For  Each of the Two  Years in the
           Period Ended October 31, 1999......................................7

Notes to the Financial Statements............................................10

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Electropure, Inc.


We have audited the accompanying balance sheets of Electropure, Inc. as of October 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

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

Kelly & Company
Newport Beach, California
December 23, 1999

                                ELECTROPURE, INC.

                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                                     ASSETS

                                                          1999         1998
                                                       ----------   ----------
Current assets:
     Cash and equivalents                              $  204,328   $   57,440
     Trade accounts receivable                             97,745      161,225
     Note receivable, related party                            --        3,500
     Note receivable, individual                               --       67,127
     Inventories                                          204,888      320,532
     Prepaid legal fees                                    92,500           --
     Other prepaid expenses                                12,007       24,505
                                                       ----------   ----------
          Total current assets                            611,468      634,329
Property and equipment, net                               566,872      134,045
Acquired technology, net of accumulated amortization      131,945      528,192
Building purchase option                                  105,000       90,000
                                                       ----------   ----------

TOTAL ASSETS                                           $1,415,285   $1,386,566
                                                       ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               1999            1998
                                                           ------------    ------------
Current liabilities:
     Trade accounts payable                                $     86,544    $    126,843
     Current portion of obligations under capital leases          9,465              --
     Note payable to officer                                      7,632           6,216
     Customer deposit                                           168,755         100,000
     Accrued payroll                                             87,986          79,345
     Other accrued liabilities                                   51,630          36,968
                                                           ------------    ------------

          Total current liabilities                             412,012         349,372
Obligations under capital leases, net of current portion          1,298              --
Note payable to officer, net of current portion                   4,683          12,315
                                                           ------------    ------------

TOTAL LIABILITIES                                               417,993         361,687
                                                           ------------    ------------
Commitments and contingencies
Redeemable preferred stock; $.01 par value; 2,600,000
        shares authorized, issued and outstanding                26,000          26,000
Shareholders' equity:
     Series B convertible preferred stock; $1.00 par
        value; 1,000,000 and no shares authorized,
        issued and outstanding (Notes 2 and 25)               1,000,000              --
     Common stock; $.01 par value; 20,000,000 shares
        authorized; 7,791,425 and 8,618,925 shares
        issued and outstanding                                   77,914          86,189
     Class B common stock; $.01 par value; 83,983 shares
        authorized, issued and outstanding                          840             840
     Additional paid-in capital                              20,971,537      20,032,205
     Accumulated deficit                                    (21,018,249)    (19,059,605)
     Notes receivable on common stock                           (60,750)        (60,750)
                                                           ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                      971,292         998,879
                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  1,415,285    $  1,386,566
                                                           ============    ============


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF OPERATIONS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

                                                1999           1998
                                             -----------    -----------
Net sales                                    $   695,565    $   805,513
Cost of sales                                    898,386        704,365
                                             -----------    -----------
     Gross profit (loss)                        (202,821)       101,148
                                             -----------    -----------
Operating costs and expenses:
     Research and development                    650,897        445,110
     Salaries                                    364,697        263,953
     Consulting                                  243,392        142,919
     Other operating expenses                    512,793        407,939
                                             -----------    -----------
Total operating expenses                       1,771,779      1,259,921
                                             -----------    -----------
     Loss from operations                     (1,974,600)    (1,158,773)
                                             -----------    -----------
Other income (expense):
     Interest income                              14,252          7,556
     Other income                                  3,920         22,449
     Interest expense                             (1,416)      (403,426)
                                             -----------    -----------
Other income (expense), net                       16,756       (373,421)
                                             -----------    -----------
Loss before provision for income taxes and
  extraordinary item                          (1,957,844)    (1,532,194)
Provision for income tax                            (800)          (800)
Extraordinary gain                                    --         26,051
                                             -----------    -----------

NET LOSS                                     $(1,958,644)   $(1,506,943)
                                             ===========    ===========

NET LOSS PER SHARE, BASIC AND DILUTED        $     (0.23)   $     (0.19)
                                             ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

                                                      Series B                   Class B      Series B                 Class B
                                                    Convertible       Common      Common     Convertible     Common    Common
                                                  Preferred Shares    Shares      Shares   Preferred Stock    Stock     Stock
                                                  ----------------    ------     -------   ---------------   ------    -------
BALANCE, OCTOBER 31, 1997, AS RESTATED                   --          7,734,293    83,983         --          $77,343     $840

  Common shares issued for convertible debt
   to a related party                                    --            342,659        --         --            3,427       --

  Common shares issued on the exercise of
   warrants with beneficial conversion features          --            155,928        --         --            1,559       --

  Paid-in capital arising from beneficial
   conversion features on convertible debt issued        --                 --        --         --               --       --

  Common shares issued on exercise of warrants           --             25,000        --         --              250       --

  Common shares issued on exercise of options            --             12,000        --         --              120       --

  Common shares and warrants issued in a
   private placement offering                            --            278,363        --         --            2,784       --

  Common shares issued for an option to
   purchase real estate                                  --             60,000        --         --              600       --

  Common shares issued for real estate broker
   commission                                            --              6,579        --         --               66       --

  Common shares issued for consulting and
   public relations services                             --              4,103        --         --               40       --

  Payment of note receivable arising from
   an earlier issuance of common stock                   --                 --        --         --               --       --

  Warrants granted on common stock to
   employees and consultants for services                --                 --        --         --               --       --

  Net loss                                               --                 --        --         --               --       --
                                                         --          ---------    ------         --          -------     ----

BALANCE, OCTOBER 31, 1998                                --          8,618,925    83,983         --          $86,189     $840
                                                         --          ---------    ------         --          -------     ----

                                                    Additional
                                                     Paid-in      Accumulated   Note Receivable
                                                     Capital        Deficit      Common Stock        Total
                                                    ----------   ------------   ---------------   -----------
BALANCE, OCTOBER 31, 1997, AS RESTATED             $18,244,073   $(17,552,662)     $(50,000)      $   719,594

  Common shares issued for convertible debt
   to a related party                                  406,420             --            --           409,847

  Common shares issued on the exercise of
   warrants with beneficial conversion features        154,369             --            --           155,928

  Paid-in capital arising from beneficial
   conversion features on convertible debt issued      400,175             --            --           400,175

  Common shares issued on exercise of warrants          29,500             --       (29,750)               --

  Common shares issued on exercise of options            5,880             --        (6,000)               --

  Common shares and warrants issued in a
   private placement offering                          547,216             --            --           550,000

  Common shares issued for an option to
   purchase real estate                                 89,400             --            --            90,000

  Common shares issued for real estate broker
   commission                                            9,934             --            --            10,000

  Common shares issued for consulting and
   public relations services                             7,460             --            --             7,500

  Payment of note receivable arising from
   an earlier issuance of common stock                      --             --        25,000            25,000

  Warrants granted on common stock to
   employees and consultants for services              137,778             --            --           137,778

  Net loss                                                  --     (1,506,943)           --        (1,506,943)
                                                   -----------   ------------      --------       -----------

BALANCE, OCTOBER 31, 1998                          $20,032,205   $(19,059,605)     $(60,750)      $   998,879
                                                   -----------   ------------      --------       -----------


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

                                                Series B                    Class B      Series B                  Class B
                                               Convertible       Common      Common     Convertible      Common    Common
                                             Preferred Shares    Shares      Shares   Preferred Stock     Stock     Stock
                                             ----------------  ----------   -------   ---------------   --------   -------
BALANCE, OCTOBER 31, 1998                               --      8,618,925    83,983             --      $ 86,189    $840

  Common shares issued upon exercise
   of options                                           --          2,500        --             --            25      --

  Common shares and warrants issued
   in private placement                                 --      1,020,000        --             --        10,200      --

  Common shares issued as prepaid legal fees            --        100,000        --             --         1,000      --

  Common shares cancelled pursuant
   to a settlement                                      --     (1,950,000)       --             --       (19,500)     --

  Class B convertible preferred shares
   issued in private placement to
   a related party                               1,000,000             --        --     $1,000,000            --      --

  Options and warrants granted to
   employees and consultants for services               --             --        --             --            --      --

  Net loss                                              --             --        --             --            --      --
                                                 ---------     ----------    ------     ----------      --------    ----

BALANCE, OCTOBER 31, 1999                        1,000,000      7,791,425    83,983     $1,000,000      $ 77,914    $840
                                                 =========     ==========    ======     ==========      ========    ====


                                                Additional
                                                  Paid-in      Accumulated    Note Receivable
                                                  Capital        Deficit       Common Stock         Total
                                               ------------    ------------   ---------------    -----------
BALANCE, OCTOBER 31, 1998                      $ 20,032,205    $(19,059,605)     $(60,750)       $   998,879

  Common shares issued upon exercise
   of options                                         1,225              --            --              1,250

  Common shares and warrants issued
   in private placement                           1,009,800              --            --          1,020,000

  Common shares issued as prepaid legal fees         99,000              --            --            100,000

  Common shares cancelled pursuant
   to a settlement                                 (273,000)             --            --           (292,500)

  Class B convertible preferred shares
   issued in private placement to
   a related party                                       --              --            --          1,000,000

  Options and warrants granted to
   employees and consultants for services           102,307              --            --            102,307

  Net loss                                               --      (1,958,644)           --         (1,958,644)
                                               ------------    ------------      --------        -----------

BALANCE, OCTOBER 31, 1999                      $ 20,971,537    $(21,018,249)     $(60,750)       $   971,292
                                               ============    ============      ========        ===========


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

                                                                    1999           1998
                                                                 -----------    -----------
Cash flows from operating activities:
          Net loss                                               $(1,958,644)   $(1,506,943)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
          Depreciation                                                43,080         11,937
          Amortization                                               103,747        117,484
          Provision for (recovery on) uncollectible accounts             560         (7,278)
          Issuance of warrants for services                          102,307        137,778
          Interest expense arising from issuance of
             convertible debt                                             --        400,175
          Services provided in payment of note receivable -
             related party                                            70,627         69,627
          Issuance of common stock for services                           --         17,500
          Extraordinary gain on settlement of debt                        --        (26,051)
     (Increase) decrease in assets:
          Trade accounts receivable                                   62,920       (145,965)
          Accounts receivable - related party                             --         19,500
          Prepaid legal and other expenses                            19,998        (19,606)
          Inventories                                                115,644       (216,239)
          Building purchase - option                                 (15,000)            --
     Increase (decrease) in liabilities:
          Trade accounts payable                                     (40,299)        70,668
          Customer deposit                                            68,755        100,000
          Accrued payroll and other liabilities                       23,303         70,884
                                                                 -----------    -----------

CASH USED IN OPERATING ACTIVITIES                                 (1,403,002)      (906,529)
                                                                 -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

                                                            1999           1998
                                                         -----------    -----------
Cash flows used in investing activities:
     Purchase of property and equipment                  $  (471,360)   $  (117,670)
     Purchase of acquired technology                              --       (200,000)
     Increase in notes receivable, related parties                --       (203,500)
                                                         -----------    -----------

CASH USED IN INVESTING ACTIVITIES                           (471,360)      (521,170)
                                                         -----------    -----------
Cash flows provided by (used in) financing activities:

     Principal payments on notes payable                          --        (13,469)
     Proceeds from the issuance of notes payable to a
        related party                                             --        400,000
     Payments on notes receivable for common stock                --         25,000
     Proceeds from exercise of warrants                        1,250        155,928
     Proceeds from issuance of stock - private
      placement                                            1,020,000        550,000
     Proceeds from issuance of preferred stock
      to a related party                                   1,000,000             --
                                                         -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES                      2,021,250      1,117,459
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                              146,888       (310,240)

CASH AT BEGINNING OF PERIOD                                   57,440        367,680
                                                         -----------    -----------

CASH AT END OF PERIOD                                    $   204,328    $    57,440
                                                         ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                          1999         1998
                                                        ---------    ---------
Interest paid                                           $   2,543    $   3,251
Income taxes paid                                       $   1,600    $     800

     Supplemental Schedule of Non-Cash Investing and Financing Activities

Acquisition of assets in non-cash transactions:
        Assets acquired                                        --    $ 200,108
        Accounts receivable, related party satisfied           --    $ (19,306)
        Notes receivable satisfied                             --    $ (70,802)
        Issuance of note payable to officer                    --    $ (20,000)
        Issuance of common stock                               --    $ (90,000)

Litigation settlement:
        Return and cancellation of common stock         $ 292,500           --
        Surrender of acquired technology                $(292,500)          --

Issuance of common stock for prepaid legal fees:
        Prepaid legal fees                              $ 100,000           --
        Issuance of common stock                        $(100,000)          --

Issuance of common stock for note receivable:
        Notes receivable received                              --    $  35,750
        Issuance of common stock                               --    $ (35,750)

Convertible debt retired by issuance of common stock:
        Reduction of liabilities                               --    $ 409,847
        Issuance of common stock                               --    $(409,847)


    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS
      -----------------------

      Electropure, Inc. (the "Company") manufactures and markets electrodeionization ("EDI") water treatment devices for commercial and industrial high purity water applications. The Company holds an exclusive patent on its EDI product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies. The Company's Hydro Components ("HC") products are sanitary heat exchangers, sample coolers for sterile steam and water, based on ion exchange membrane technology for electrodialysis, electrodeposition, and electrochemical separations. The Company's Micro Imaging ("MI") technology is in the development phase, which, when completed, will provide a product that will enable real time identification of contamination in water.

2.    MANAGEMENT'S PLAN (UNAUDITED)
      -----------------------------

      The Company incurred net losses of $1,958,644 and $1,506,943 in fiscal years October 31, 1999 and 1998, respectively, and at October 31, 1999 had an accumulated deficit of $21,018,249 and is in default under the redemption provisions of its redeemable preferred stock (Note 24). Despite negative cash flows from operations of $1,403,002 and $906,529 in the years ended October 31, 1999 and 1998, respectively, the Company has been able to secure additional operating capital through private equity funding sources, a significant portion of which is from an individual who is a related party and the largest shareholder. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company's securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations. The Company's ability to continue as a going concern will be reliant upon its ability to gain access to equity and debt capital or achieve profitable operations. The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Revenue Recognition

      Revenues on the sale of the Company's products are recognized when the products are shipped.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -----------------------------------------------------

      Cash and Cash Equivalents

      The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts which exceeded the federally insured limits by $166,684 and $0 at October 31, 1999 and 1998, respectively; however, the Company has not experienced any losses in such accounts.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in - first out method of valuation. The Company's management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

      Property and Equipment

      Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

                                                        Estimated Useful
                                                             Lives
                                                        ----------------
           Machinery and equipment                          5 years
           Automobiles                                      5 years
           Furniture and fixtures                           5 years
           Leasehold improvements                           3 years

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -----------------------------------------------------

      Intangible Assets

      Intangible assets represent the cost of intellectual properties described as acquired patented technology and unpatented process technology that are amortized on a straight-line method over the shorter of the estimated useful life of the technology or the remaining term of the patent.

      Impairment of Long-Lived Assets

      The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 1999 and 1998.

      Debt Issued with Stock Purchase Warrants

      Proceeds from debt issued were allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants, based on the Black-Scholes Option Pricing Model, is amortized to interest expense over the term of the related debt using the effective interest method.

      Induced Conversion of Debt

      The Company in certain instances will grant or modify conversion privileges of debt to equity after its issuance. These grants or modifications take the form of new or reduced conversion prices of the debt into the Company's common stock available to the applicable debt holders. When the debt is converted into equity, the Company recognizes, as debt conversion expense, the excess of the fair value of the common stock issued at that time over the fair value of the common stock that would be issuable under the original terms.

      Income Taxes

      The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -----------------------------------------------------

      Stock Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Compensation cost for stock options, if any, will be measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the requisite vesting periods.

      Product Warranty Cost

      Provision for estimated warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

      Research and Development

      Research and development expenditures are charged to expense as they are incurred. The Company's research and development activities include ongoing work on various uses of the micro imaging multi-angle laser light scattering technology. Additionally, efforts are continuing on development of improved production processes and cost reduction techniques for the ion permeable membranes for their application in the EDI products. Contract research and development expenditures are expensed as incurred.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

      Financial Statement Classification

      Certain amounts presented within the 1998 financial statements have been reclassified in order to conform to the 1999 financial statement presentation.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

4.    NOTE RECEIVABLE, INDIVIDUAL
      ---------------------------

      In February 1998, the Company received a note receivable from an individual with a fixed annual interest rate of 8%. During the year ended October 31, 1999, the unpaid balance of the note plus the accrued interest was offset against a vendor contract incentive bonus earned by the same individual (Notes 11 and 26).

5.    INVENTORIES
      -----------

      At October 31, 1999 and 1998, inventories consisted of the following:

                                      1999              1998
                                    --------          --------
            Raw materials           $125,292          $320,532
            Finished goods            79,596                --
                                    --------          --------

            INVENTORIES             $204,888          $320,532
                                    ========          ========

6.    PROPERTY AND EQUIPMENT
      ----------------------

      At October 31, 1999 and 1998, property and equipment consisted of the following:

                                                       1999          1998
                                                     --------      --------
            Machinery and equipment                  $424,999      $     --
            Automobiles                                39,797        23,000
            Furniture and fixtures                    111,018        94,711
            Leasehold improvements                     45,954        28,443
                                                     --------      --------
                                                      621,768       146,154
                   Less: accumulated depreciation     (54,896)      (12,109)
                                                     --------      --------

            TOTAL PROPERTY AND EQUIPMENT, NET        $566,872      $134,045
                                                     ========      ========

      Depreciation expense for the years ended October 31, 1999 and 1998 was $43,080 and $11,937, respectively.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

7.    ACQUIRED TECHNOLOGY
      -------------------

      At October 31, 1999 and 1998, intangible assets consisted of the following:

                                                                         1999                1998
                                                                      ---------           ---------
            Micro imaging multi-angle laser light scattering
                instrumentation (Note 26)                                    --           $ 447,146
            Ion exchange membrane technology (Note 26)                $ 200,000             200,000
                                                                      ---------           ---------

            Total acquired technology                                   200,000             647,146
                 Less: accumulated amortization                         (68,055)           (118,954)
                                                                      ---------           ---------

            TOTAL ACQUIRED TECHNOLOGY, NET                            $ 131,945           $ 528,192
                                                                      =========           =========

      Amortization expense for the years ended October 31, 1999 and 1998 was $103,747 and $117,484, respectively.

      The Company currently holds a patent on certain electrodeionization water treatment technology. This patent was issued in 1984 and will expire in 2001.

8.    CAPITAL LEASE OBLIGATIONS
      -------------------------

      The Company acquired machinery and equipment under the provisions of two long-term leases during the year ended October 31, 1999. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. One of the leases expires in 2000, and one expires in 2001. The leased property under capital leases as of October 31, 1999, has a cost of $17,594, accumulated amortization of $1,787, and a net book value of $15,807. Amortization of the leased property is included in depreciation expense.

      The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 1999 are as follows:

            2000                                                 $ 10,347
            2001                                                    1,394
                                                                 --------
            Total minimum lease payments                           11,741
                 Less: amount representing interest                  (978)
                                                                 --------
            Present value of net minimum lease payments            10,763
                 Less: current maturities                          (9,465)
                                                                 --------
            LONG-TERM CAPITAL LEASE OBLIGATION                   $  1,298
                                                                 ========

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


9.    NOTE PAYABLE TO AN OFFICER
      --------------------------

      At October 31, 1999 and 1998, a note payable to an officer consisted of the following:

                                                                1999      1998
                                                              --------   -------

            Note payable to officer, collateralized by an
            automobile, with interest at 9% per annum,
            payable in monthly installments of $636 through
            July 15, 2001                                     $ 12,315    18,531
                 Less: current portion                          (7,632)   (6,216)
                                                              --------   -------

            LONG TERM PORTION OF NOTE PAYABLE TO AN OFFICER   $  4,683    12,315
                                                              ========   =======

      Maturities of notes payable to an officer as of October 31, 1999 are as follows:

                2000                                          $7,632
                2001                                          $4,683

10.   INCOME TAXES
      ------------

      At October 31, 1999 and 1998, the components of the provision for income taxes are as follows:

                                                     1999          1998
                                                     ----          ----
            Current tax expense:
                 Federal                               --            --
                 State                               $800          $800
                                                     ----          ----
                                                      800           800
                                                     ----          ----
            Deferred tax expense (benefit):
                 Federal                               --            --
                 State                                 --            --
                                                     ----          ----
                                                       --            --
                                                     ----          ----

            TOTAL PROVISION                          $800          $800
                                                     ====          ====

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


10.   INCOME TAXES, CONTINUED
      -----------------------

      Significant components of the Company's deferred income tax assets and liabilities at October 31, 1999 and 1998 are as follows:

                                                             1999                  1998
                                                          -----------           -----------
            Deferred income tax assets:
                 Net operating loss carryforward          $ 5,527,023           $ 4,536,592
                 Allowance for doubtful accounts                   --                 9,902
                 Amortization                                  19,635                35,989
                 Other                                          4,473                 1,026
                 Accrued expenses                              38,536                 6,553
                                                          -----------           -----------
            Total deferred income tax asset                 5,589,667             4,590,062
                 Valuation allowance                       (5,589,667)           (4,590,062)
                                                          -----------           -----------
            NET DEFERRED INCOME TAX ASSET                          --                    --
                                                          ===========           ===========

      The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

      Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

                                                            1999       1998
                                                           ------     ------
            Tax expense at U.S. statutory income tax rate  (34.0)%    (34.0)%
            State tax provision                              0.1        0.1
            Increase in the valuation allowance             34.0       34.0
                                                           -----      -----

            EFFECTIVE INCOME TAX RATE                        0.1%       0.1%
                                                           =====      =====

      The Company has federal and state net operating loss carryforwards of $14,579,267 and $6,448,779, respectively. The federal and state net operating loss carryforwards will begin to expire in 2000 and will continue to lapse through 2019.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


11.   COMMITMENTS
      -----------

      Facilities Lease Agreement

      The Company entered into a three year lease agreement that began on February 1, 1998 for its facility located in Laguna Hills, California. Monthly lease payments were $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001. The Company has an option to extend the lease for two additional three year terms. In March 1998, the Company entered into a two year sub-lease agreement for a portion of the facility to a third party at the rate of $6,500 per month.

      Future minimum facilities lease payments and facilities sublease rental income as of October 31, 1999, are as follows:

                           Minimum            Minimum
                            Lease            Sublease
                           Payments        Rental Income
                           --------        -------------
             2000          $202,206          $26,000

             2001            50,922               --
                           --------          -------

            TOTAL          $253,128          $26,000
                           ========          =======

      Rent expense was $196,320 and $151,956 for the years ended October 31, 1999 and 1998, respectively. Sublease rental income was $78,000 and 58,500 for the years ended October 31, 1999 and 1998, respectively. The sublease rental income has been treated as a reduction of the rent expense on the Statement of Operations.

      Building Purchase Escrow

      As part of the original facilities lease agreement, the Company issued 60,000 shares of its common stock for an option to purchase the Laguna Hills building at any time prior to January 31, 2001 for $2,300,000. The value of the facility purchase option for which the shares were issued was $90,000.

      In July 1999, the Company notified the lessor of its intent to exercise its purchase option by opening an escrow with a $15,000 deposit. The purchase option provides the Company with 18 months within which to close the escrow and complete the sale. The Company will continue to make lease payments as prescribed by the lease agreement until the sale transaction is completed. If the sales transaction is not completed, the terms of the lease agreement remain in effect. To date, financing for the building purchase has not been obtained.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


11.   COMMITMENTS, CONTINUED
      ----------------------

      Consulting Agreement

      In May 1998, the Company entered into a three year agreement for financial consulting services for which it pays $2,500 per month and granted warrants to purchase 175,000 shares of common stock (Note 16).

      Agreement with Harry O'Hare

      In October 1998, the Company entered into an agreement with Mr. Harry O'Hare, a significant shareholder and founder of the Company. In June 1999, the shareholders approved the agreement at the annual shareholders' meeting. The agreement provides for the Company to pay into a special bank account, controlled by Mr. O'Hare's wife, $1,000 per month for ten years and to issue to her a warrant to purchase 10,000 shares of the Company's common stock at $.50 per share with a ten year term. Also, the Company will cancel $9,105 owed by Mr. O'Hare to the Company, for which 2,500 of his shares of the Company's common stock is pledged as collateral.

      In exchange, the Company is to receive from Mr. O'Hare all of his 931,629 shares of redeemable preferred stock, 31,205 shares of his Class B common stock, and all the 2,500 shares of his common stock pledged for payment of the $9,105 he owes the Company. Mr. O'Hare will transfer 52,678 of his remaining Class B common stock (52,778 shares) to others in satisfaction of claims against him. Mr. O'Hare will also waive any claims he may have to any royalties for technology the Company now owns, and he will not seek any modification of this agreement.

      The agreement also provides for the full mutual release of any and all claims between the Company and Mr. O'Hare.

      In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the "Commissioner") imposed transfer and other restrictions on Mr. O'Hare's Class B common stock and redeemable preferred stock. Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, is subject to approval from the Commissioner for the transfer of the shares as described above. The Company and Mr. O'Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed. There is no assurance such authorization will be obtained.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------


11.   COMMITMENTS, CONTINUED
      ----------------------

      Agreement with Harry O'Hare, Continued

      During the year ended October 31, 1999, the Company made advances of the monthly payments contemplated under the agreement totaling $12,000 to the special bank account controlled by Mr. O'Hare's wife.

12.   GAIN ON THE EXTINGUISHMENT OF DEBTS
      -----------------------------------

      Lapse in Statutory Collection Period

      In the year ended October 31, 1998, the Company received a legal determination that applicable state statutes with regard to enforcement of the collectability of a $17,308 note payable due from the Company had lapsed. Accordingly, the resulting gain on the lapsing of the enforceability of the debt has been recognized as an extraordinary item. There is no income tax effect on this extraordinary item.

      Settlement of Judgment

      In the year ended October 31, 1998, the Company settled a $30,744 liability it recognized as an account payable resulting from a 1993 default judgment rendered against the Company for unpaid corporate credit card charges. The Company paid a total of $22,000 to satisfy the judgment. The resulting gain on settlement of $8,744 has been recognized as an extraordinary item. There is no income tax effect on this extraordinary item.

13.   ROYALTIES
      ---------

      In 1986, the former owner of the EDI patents and an original officer of the Company, entered into agreements to pay two separate royalties of $42 and $9 to a group of individuals for each EDI water purification unit sold by the Company or any sublicensees. The royalty at $42 per unit continues until the last patent related to these products expires. The last patent expires in August 2001. The second royalty at $9 per unit is payable until a maximum of $525,600 has been paid.

      The Company sold 68 and 81 EDI water purification units in fiscal years 1999 and 1998, respectively. No units affected by these royalty agreements were sold prior to fiscal year 1997. The amounts due under the $42 per unit royalty totaled $6,249 and $3,402 in fiscal years 1999 and 1998, respectively. Under the $9 per unit royalty the amounts totaled $1,341 and $729 in fiscal years 1999 and 1998, respectively. These royalties have been accrued and have not been paid.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

14.   LICENSED TECHNOLOGY AGREEMENTS
      ------------------------------

      Nonexclusive licenses for the worldwide use of the EDI technology were issued to Glegg Water Consulting, Inc. ("Glegg") and to Polymetrics, Inc. ("Polymetrics"). The license granted to Glegg is a paid up license with no continuing royalty requirements. The license provides Glegg the right to sublicense the technology to its subsidiaries and affiliates and to a Japanese entity. The license granted to Polymetrics has continuing royalty requirements with royalty fee percentages of five (5) percent of net sales of "greater than 100 gallon per minute ("gpm")" systems and ten (10) percent of the "less than 100 gpm" systems. Polymetrics has not sold any units subject to the license since inception of the agreement.

15.   CONTINGENCIES
      -------------

      Litigation

      In August 1999, the Company was named as a cross defendant in a cross complaint by Douglas B. Platt doing business as East-West Technic Group ("Platt") arising from a lawsuit brought by Staar Surgical Company, Inc. ("Staar") against East-West Technic Group, Douglas B. Platt, and Does 1 through 100. The cross complaint alleges breach of contract, breach of implied duty of good faith and fair dealing, misrepresentation, negligence and common counts. More specifically, Platt claims that in December 1997, the Company and Platt entered into a written agreement wherein the Company agreed to supply, service, and support an electrodeionization module to be part of a system installed by Platt for Staar. Platt claims that the Company knew the details and specifications of the systems and participated in its design, but failed to provide a module that could be operated as part of the system.

      As a result, Platt seeks to recover damages he suffered under the contract. The amount of such damages has not yet been determined.

      The Company believes the lawsuit is without merit and intends to vigorously defend itself. While it is not practical to estimate a range of possible loss, if any, for the Company's litigation of this matter, a loss could have a material adverse effect on the Company's results of operations, liquidity and financial position.

      Concentrations of Risk

      One customer represents 35% and 67% of the Company's sales of its HC products for the years ended October 31, 1999 and 1998, respectively, and at October 31, 1999 accounts receivable included $11,800 due from this customer, which represents 12% of trade accounts receivable.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

15.   CONTINGENCIES, CONTINUED
      ------------------------

      Concentrations of Risk, Continued

      During the years ended October 31, 1999 and 1998, two customers accounted for 48% and 10% and 23% and 10% of EDI product sales, respectively. At October 31, 1999 and 1998, no amounts were due from either of these customers.

      Management believes the trade accounts receivable are fully collectible, and therefore no provision has been recorded for uncollectable trade accounts receivable at the years ended October 31, 1999 and 1998.

16.   STOCK OPTIONS AND WARRANTS
      --------------------------

      In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the "plan"), for officers, directors, employees, consultants, and advisors of the Company. The plan authorizes the granting of options on up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company's common stock at the date of grant. The exercise price per share of options granted to anyone who owns more than 10% of the voting power of all classes of the Company's common stock is a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. In fiscal year 1999, the Company granted options to purchase 455,000 shares of its common stock under this plan. The term of each stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. The vesting period is determined by the administrator at or after the date of grant.

      From time-to-time prior to the adoption of the plan, the Company has granted warrants to officers, key employees, consultants, advisors and vendors to attract and retain personnel, provide for performance incentives, and promote the success of the Company by providing warrant holders the opportunity to acquire an equity interest. Only non-employees have been granted warrants outside the stock option plan since its adoption.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

16.   STOCK OPTIONS AND WARRANTS, CONTINUED
      -------------------------------------

      Issued to Employees

      The following table summarizes information about options granted to employees. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years.

      The weighted average fair value of the options granted during the years ended October 31, 1999 and 1998 were $.94 and $1.31, respectively.

                                                                        Weighted
                                                                         Average
                                                            Number of   Exercise
                                                             Options      Price
                                                            ---------   --------
                       BALANCE AT OCTOBER 31, 1997            518,478     $0.57

                            Granted                         1,265,000      1.05
                            Exercised                         (12,000)     0.50
                            Canceled                           (4,978)     2.80
                                                            ---------     -----

                       OUTSTANDING AT OCTOBER 31, 1998      1,766,500      0.91

                            Granted                           890,000      0.96
                            Exercised                          (2,500)     0.50
                            Repriced                          (25,000)     1.78
                            Canceled                         (500,000)     0.86
                                                            ---------     -----
                       OUTSTANDING AT OCTOBER 31, 1999      2,129,000     $0.93
                                                            =========     =====

      The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. Had compensation expense for options awards been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been the amounts indicated in the following schedule. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting periods. The pro forma effects of applying SFAS No. 123 are not indicative of future results because this statement does not apply to awards granted prior to fiscal year 1997.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

16.   STOCK OPTIONS AND WARRANTS, CONTINUED
      -------------------------------------

      Issued to Employees, Continued

                                                 October 31
                                      ---------------------------------
                                         1999                  1998
                                      -----------           -----------
            Net loss:
                 As reported          $(1,958,644)          $(1,506,943)
                 Pro forma            $(2,382,137)          $(1,811,487)
            Loss per share:
                 As reported          $     (0.23)          $     (0.19)
                 Pro forma            $     (0.28)          $     (0.20)

      For purposes of the above pro forma calculation, the fair value of options granted by the Company during the years ended October 31, 1999 and 1998, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

                                                1999        1998
                                               -----        -----
            Risk-free interest rate              5.51%        4.99%
            Expected dividend yield                 0            0
            Expected stock price volatility     2.042        2.125

            Expected life in years                 10           10

      Summary information about the Company's options outstanding at October 31, 1999:

                                                 Weighted
                                                  Average          Weighted                           Weighted
           Range of              Options         Remaining          Average          Options           Average
           Exercise            Outstanding      Contractual        Exercise        Exercisable        Exercise
            Prices          October 31, 1999       Life              Price      October 31, 1999        Price
        --------------      ----------------    -----------        --------     ----------------      --------
        $.28 - $.58              164,000            7.3            $0.32             114,000            $0.33
        $.58 - $.88              455,000            4.9            $0.76             100,000            $0.79
        $.88 - $1.78           1,510,000            6.0            $1.07             321,000            $1.10
                               ---------                                             -------
                               2,129,000                                             535,000
                               =========                                             =======

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

16.   STOCK OPTIONS AND WARRANTS, CONTINUED
      -------------------------------------

      Issued to Non-Employees

      The Company accounts for stock-based compensation awards to non-employees based upon fair values at the grant dates in accordance with SFAS No. 123. The consideration received for the issuance of stock purchase warrants is based on the fair value of the warrants or of the goods or services received for the warrants issued, whichever is more reliably measurable. When the value of the services is based on the fair value of the warrants, the value is calculated using the Black-Scholes Option Pricing Model. The fair value of the options or warrants is amortized over the period the Company received the goods or services.

      In this connection, during the years ended October 31, 1999 and 1998 the Company granted warrants as follows:

            Issued to Directors for Services

            In August 1998, the Board of Directors granted to each of four Directors of the Company 10,000 warrants, each with a ten year term to purchase common stock at $1.375 per share. The issuance of these warrants for services resulted in an aggregate expense of $6,000 in fiscal year 1998.

            In August 1999, the Board of Directors granted to each of four Directors of the Company 10,000 warrants, each with a ten year term to purchase common stock at $1.375 per share. The issuance of these warrants for services resulted in aggregate expense of $3,000 in fiscal year 1999.

            Issued for Consulting Services

            In March 1998, the Company granted 20,000 warrants at $1.125 per share for consulting services. The warrants expire on March 31, 2002. The fair value of the services provided was $2,000 and is recorded as a consulting expense in fiscal year 1998.

            In May 1998, as part of a financial consulting contract, the Company granted warrants to purchase 175,000 shares of common stock at an exercise price of $1.06 per share. The warrants issued have a term of five years. The value of the warrants issued in conjunction with this agreement is $90,000 and is being recognized as a consulting expense ratably over its life.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

16.   STOCK OPTIONS AND WARRANTS, CONTINUED
      -------------------------------------

      Issued to Non-Employees, Continued

            Issued for Consulting Services, Continued
            -----------------------------------------

            During the year ended October 31, 1999, the Company granted a total of 303,600 warrants to purchase common stock to various individuals for consulting services. The warrants have exercise prices ranging from $.94 to $1.00, and have contractual lives ranging from 5 to 10 years. The fair value of the consulting services received was $94,700 and is being charged to expense over the life of the consulting arrangements. Consulting expense of $28,380 relating to these services was recognized for the year ended October 31, 1999.

      The following table summarizes the information relating to warrants granted to non-employees as of October 31, 1999 and 1998 and changes during the years then ended:

                                                                                                      Weighted
                                                                                                      Average
                                                                                   Warrants           Exercise
                                                                                  Outstanding          Price
                                                                                  -----------         --------
                BALANCE AT OCTOBER 31, 1997                                         991,362            $ 2.60
                       Granted                                                      382,500              1.80
                       Exercised                                                   (180,928)             0.44
                       Canceled                                                     (51,600)             0.07
                                                                                  ---------            ------

                OUTSTANDING AT OCTOBER 31, 1998                                   1,141,334              2.35
                       Granted                                                      853,600              1.59
                       Exercised                                                         --                --
                       Canceled                                                     (12,000)             0.01
                                                                                  ---------            ------

                OUTSTANDING AT OCTOBER 31, 1999                                   1,982,934            $ 2.03
                                                                                  =========            ======

      The values of the consideration received were based on the values of the warrants, which granted were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 1999 and 1998:

                                                            1999               1998
                                                            ----               ----
            Risk-free interest rate                         5.51%              4.99%
            Expected dividend yield                            0                  0
            Expected stock price volatility                2.042              2.125
            Expected life in years                            10                 10

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

16.   STOCK OPTIONS AND WARRANTS, CONTINUED
      -------------------------------------

      Issued to Non-Employees, Continued

      Summary information about the Company's warrants outstanding at October 31, 1999 is as follows:

                                                 Weighted
                                                  Average        Weighted                            Weighted
           Range of            Warrants          Remaining        Average          Warrants           Average
           Exercise           Outstanding       Contractual      Exercise         Exercisable        Exercise
            Prices         October 31, 1999    Life in Years       Price       October 31, 1999        Price
           --------        ----------------    -------------     --------      ----------------      --------
        $.10 - $.50                48,210           4.89          $ 0.28             48,210           $ 0.28
        $.50 - $1.00              473,600           5.26          $ 0.98            238,600           $ 0.97
        $1.00 - $1.50             322,500           5.61          $ 1.16            222,500           $ 1.20
        $1.50 - $3.00           1,071,250           1.95          $ 2.14          1,071,250           $ 2.14
        $3.00 - $10.00             22,376           1.50          $ 9.00             22,376           $ 9.00
        $10.00 - $15.00            44,998           1.50          $15.00             44,998           $15.00
                                ---------                                         ---------
                                1,982,934                                         1,647,934
                                =========                                         =========

      Private Placement Offerings

      During the year ended October 31, 1998, the Company issued 137,500 detachable warrants as part of a private placement offering. The warrants have a three year term to purchase common stock at $3.00 per share. These warrants were valued at $1.97 and resulted in an offsetting increase and decrease to additional paid-in capital. The warrants are redeemable by the Company at $.05 per warrant if the price of the common stock equals or exceeds $4.00 per share for 30 consecutive business days.

      During the year ended October 31, 1999, the Company issued 510,000 detachable warrants as part of a private placement offering. The warrants have a three year term to purchase common stock at $2.00 per share. These warrants were valued at $.90 and resulted in an offsetting increase and decrease to additional paid-in capital. The warrants are redeemable by the Company at $.05 per warrant if the price of the common stock equals or exceeds $4.00 per share for 30 consecutive business days.

      Issuances by the Company of warrants from all sources at exercise prices below fair market value at the date of grant resulted in an expense to the Company of $102,307 and $116,920 for the years ended October 31, 1999 and 1998, respectively.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

17.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
      ------------------------------------------------------

      The estimated fair value amounts of all financial instruments on the Company's October 31, 1999 and 1998 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

            Cash and equivalents, trade accounts receivable, notes receivable, inventories, prepaid expenses, trade accounts payable, current portion of notes payable and capital leases, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

            The fair value of non-current notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

18.   RELATED PARTY TRANSACTIONS
      --------------------------

      Note Receivable

      In August 1998, the Company acquired a note receivable for $3,500 from a director resulting from cash advances. The note was unsecured and had an annual interest rate of 5.58%, which became due in October 1998. The note became delinquent but was eventually satisfied by offsetting it against consulting fees due to the same individual for services during the year ended October 31, 1999.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

18.   RELATED PARTY TRANSACTIONS
      --------------------------

      Purchase of a Vehicle

      During the year ended October 31, 1998, the Company purchased an automobile from an officer for $23,000. The Company paid $3,000 in cash and issued a note payable collateralized by the automobile for the balance. In the year ended October 31, 1999, the Company exchanged the automobile for another automobile. The Company paid $7,797 in cash and issued a note payable for $16,008.

19.   LOSS PER COMMON SHARE

      In accordance with the disclosure requirements of SFAS No. 128, Earnings per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the years ended October 31, 1999 and 1998 are as follows.

                                                                         1999                  1998
                                                                      -----------           -----------
            Net loss available to common shareholders:
                   Loss before extraordinary gain                     $(1,958,644)          $(1,532,994)
                   Extraordinary gain                                          --                26,051
                                                                      -----------           -----------
                   Net loss available to common shareholders          $(1,958,644)          $(1,506,943)
                                                                      ===========           ===========

                   WEIGHTED AVERAGE SHARES OUTSTANDING                  8,404,713             8,240,951
                                                                      ===========           ===========
            Basic and diluted loss per common share:
                   Loss before extraordinary gain                     $     (0.23)          $     (0.19)
                   Extraordinary gain                                          --                    --
                                                                      -----------           -----------

                   NET LOSS                                           $     (0.23)          $     (0.19)
                                                                      ===========           ===========

      The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the years ended October 31, 1999 and 1998 as follows:

                                                   1999               1998
                                                 ---------          ---------
            Stock options and warrants           4,111,934          2,607,834
            Convertible preferred stock          1,000,000                 --

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

20.   SHARE TRANSACTIONS
      ------------------

      Common Shares Issued for Debt with a Beneficial Conversion Feature

      During the year ended October 31, 1998, the Company borrowed $400,000 from a related party who is the largest shareholder. The terms of the notes provided for conversion into shares of the Company's common stock at any time after their issuance. The intrinsic value of the beneficial conversion features was determined, and additional paid-in capital and interest expense of $400,000 was recognized. The Company issued 342,659 shares of common stock to the major shareholder of the Company at fair market value of $672,897 in connection with the conversion of convertible notes payable and accrued interest totaling $409,847.

      Common Shares Issued for Warrants Exercised with a Beneficial Conversion Feature

      During the year ended October 31, 1998, the Company offered to reduce the exercise price to $1.00 per share on any warrants with original exercise prices greater than $2.00 per share. As a result of this beneficial conversion feature, warrants were exercised for the purchase of 155,928 shares of common stock for $155,928.

      Common Shares Issued for Options and Warrants Exercised

      During the year ended October 31, 1998, warrants were exercised resulting in the purchase of 25,000 shares of common stock for $29,750. A note receivable of $29,750 was acquired in payment for the shares issued.
      The note receivable is recorded as a reduction of shareholders' equity.

      During the year ended October 31, 1998, options were exercised to purchase 12,000 shares of common stock for $6,000. A note receivable for $6,000 was acquired in payment of the shares issued. The note receivable is recorded as a reduction of shareholders' equity.

      During the year ended October 31, 1999, warrants were exercised resulting in the purchase of 2,500 shares of common stock for $1,250.

      Private Placement Offering - Common Stock

      In April 1998, a private placement offering resulted in the issuance of 275,000 shares of common stock and 137,500 detachable warrants to purchase common stock at an exercise price of $3.00 per share, and the Company received net proceeds of $550,000. In connection with this private placement offering, the Company issued 3,363 shares of common stock as a finder's fee valued at $7,500, which was treated as a reduction of the proceeds from the private placement offering.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

20.   SHARE TRANSACTIONS, CONTINUED
      -----------------------------

      Private Placement Offering - Common Stock, Continued

      During the year ended October 31, 1999, a private placement offering resulted in the issuance of 1,020,000 shares of common stock and 510,000 detachable warrants to purchase common stock at $2.00 per share, and the Company received net proceeds of $1,020,000.

      Common Shares Issued in Consideration of an Option to Purchase Real Estate

      During the year ended October 31, 1998, the Company issued 60,000 shares of common stock with a fair market value of $90,000 at the date of issue to the lessors of the Company's new facility in exchange for a three year option to purchase the building. The $90,000 value attributable to the option to purchase the building has been recorded as a building purchase option.

      Common Shares Issued for Services

      In the year ended October 31, 1998, the Company issued 6,579 shares of common stock to the real estate broker who negotiated the lease on the Company's current facility in satisfaction of a $10,000 commission. The value of the services involved in the transaction has been expensed and added to common stock and additional paid-in capital.

      In the year ended October 31, 1998, the Company issued 4,103 shares of common stock, valued at $7,500, to a consulting firm in partial payment for public relations services to be rendered. The value of the services involved in the transaction has been expensed and added to common stock and additional paid-in capital.

      Prepaid Legal Services

      In May 1999, the Company issued to a law firm involved with its patent work, 100,000 shares of common stock with a fair value of $100,000 as a retainer against which fees and expenses incurred will be paid. The value of the services to be received in this transaction has been recorded as prepaid legal services and added to common stock and additional paid-in capital.

      Settlement

      In July 1999, pursuant to the terms of a settlement, the Company cancelled 1,950,000 shares of common stock previously held by Wyatt Technology Corporation (Note 26).

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

20.   SHARE TRANSACTIONS, CONTINUED
      -----------------------------

      Private Placement Offering - Preferred Shares

      In January 1999, the Company sold 1,000,000 shares of its Series B convertible preferred stock to a related party who is the largest shareholder of the Company in a private transaction for $1,000,000. The Series B convertible preferred stock is convertible into 1,000,000 shares of the Company's common stock in whole or in part at any time by its holder. The Series B convertible preferred stock is automatically convertible on the same basis if either of two events occur: a) the Company makes a public offering of any of its securities, or b) the Company's securities are admitted for listing on a national securities exchange market system. In the event the number of shares of the Company's common stock is increased or decreased as a result of a stock split, stock dividend, reverse stock split, or otherwise, the number of shares of common stock into which each share of Series B convertible preferred stock may be converted shall concurrently be proportionately increased or decreased. The Series B convertible preferred stock has no rights for participation in any new or additional issuances of any Company equity instruments.

      Each share of Series B convertible preferred stock is entitled to four votes on all matters, including the election of directors and shall vote as a single class along with the common stock, Class B common stock and redeemable preferred stock.

      In any liquidation or dissolution of the Company, the holders of the Series B convertible preferred stock will be entitled to a liquidation preference of $1 per share.

21.   NOTES RECEIVABLE FOR ISSUANCE OF COMMON STOCK
      ---------------------------------------------

      On various dates during the years ended October 31, 1998 and 1997, the Company allowed certain individuals, who were current or former officers and directors, to purchase shares and to exercise options or warrants held by them in exchange for notes receivable at fixed interest rates ranging from 5.49% to 5.63%. As of October 31, 1999 and 1998, the notes receivable related to the issuance of common stock are reflected as a reduction in equity and are summarized as follows:

                                                             1999       1998
                                                            -------    -------
           Note receivable from an officer and director
           of the Company for the issuance of 50,000
           shares of common stock in August 1997, with
           interest at 5.49% per annum, due in July
           2002. The note receivable is collateralized
           by the shares issued resulting from the
           exercise of warrants.                            $25,000    $25,000

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

21.   NOTES RECEIVABLE FOR ISSUANCE OF COMMON STOCK, CONTINUED
      --------------------------------------------------------

           Note receivable from a former director of the
           Company for the issuance of 12,000 shares of
           common stock in July 1998, with interest at
           5.51% per annum. The note receivable is
           collateralized by the shares issued resulting
           from the exercise of warrants and is due 90
           days after their registration.                    $ 6,000   $ 6,000

           Note receivable from a former director of the
           Company for the issuance of 25,000 shares of
           common stock in July 1998, with interest at
           5.63% per annum. The note receivable is
           collateralized by the shares issued resulting
           from the exercise of warrants and is due 90
           days after their registration.                     29,750    29,750
                                                             -------   -------

           TOTAL                                             $60,750   $60,750
                                                             =======   =======

22.   EQUITY RIGHTS AND PREFERENCES
      -----------------------------

      Voting Rights

      Each share of the Company's common stock is entitled to one vote per share, and the Class B common stock of the Company is entitled to eight votes per share. The holders of the outstanding redeemable preferred stock of the Company are entitled to one vote per share. Each share of Series B convertible preferred stock is entitled to four votes per share.

      Liquidation Preferences

      In the event of liquidation or dissolution of the Company, the holders of the common stock, Class B common stock and redeemable preferred stock, subject to the rights of the holders of the Series B convertible preferred stock, shall be entitled to receive an equal amount per share, provided, however, in no instance shall a share of redeemable preferred stock receive more than $0.01 per share and in no instance shall each share of Class B common stock receive an amount greater than 80% of the amount each share of common stock receives, subject to the restrictions imposed by the Commissioner as described in Note 23.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

23.   CLASS B COMMON STOCK
      --------------------

      The Class B common stock is entitled to non-stock dividends and liquidation payments equal to 80% of those paid to the common stock. All of the Class B common stock is held by one individual (a significant shareholder and the founder of the Company) and may not be transferred or assigned. These shares automatically convert on a share for share basis into common stock upon the death of the current owner. However, in connection with an order imposed by the Commissioner, all shares held by this individual will not participate in dividends, other than for stock in distribution of assets in the event of liquidation and may not be transferred without prior consent of the Commissioner or pursuant to a court order.

24.   REDEEMABLE PREFERRED STOCK
      --------------------------

      The redeemable preferred stock was issued in 1987 to the then holders of the common and Class B common stock had a redemption date in 1991. The redeemable preferred stock has not been redeemed due to a lack of "legally available funds." These shares must be redeemed by the Company as soon as possible for $0.01 per share at any time the Company has the "legally available funds" for the redemption. There was a conversion feature to this redeemable preferred stock, which, with the passing of time, has lapsed. The Company believes the definition of "legally available funds" to be the amount under California law from which dividends could be paid by a corporation that does not have retained earnings. In general, California law provides that to the extent a corporation's assets, excluding intangible and deferred assets, are at least equal to 1.25 times its liabilities, excluding deferred taxes, deferred income, and deferred credits, a corporation may pay dividends. Under this definition, the Company had "legally available funds" as of October 31, 1999 and 1998. As a result, the Company is in default under the redemption provisions of the redeemable preferred stock. The impact of this default on the Company's financial position is uncertain.

      The redeemable preferred stock is not assignable or transferable, except upon death or upon approval of a majority of the members of the Board of Directors not holding such shares and are not entitled to receive any dividends. In the event of liquidation, dissolution, or winding up of the Company, each share is entitled to share ratably in all assets available for distribution equal to that of a share of common stock up to a maximum of $.01 per share.

25.   SERIES B CONVERTIBLE PREFERRED STOCK
      ------------------------------------

      Each share of Series B convertible preferred stock is entitled to four votes on all matters, including the election of directors and shall vote as a single class along with the common stock, Class B common stock, and redeemable preferred stock.

      In any liquidation or dissolution of the Company, the holders of the Series B convertible preferred stock will be entitled to a liquidation preference of $1 per share.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

26.   ACQUISITION AND DISPOSITION OF TECHNOLOGY
      -----------------------------------------

      Micro Imaging Technology

      In October 1997, the Company completed a technology transfer agreement (the "Agreement") for the acquisition of certain intellectual property described in seven patents from Wyatt Technology Corporation ("Wyatt"). The intellectual property acquired relates to clean water monitoring through the utilization of multi-angle laser light scattering instrumentation, which the Company refers to as its "micro imaging technology." The cost of the intellectual property acquired was 2,100,000 shares of the Company's common stock valued at $447,146. As part of the Agreement, Wyatt was to manufacture and sell at prices including a reasonable profit all components involving the intellectual property that the Company requires for a period of three years.

      During year ended October 31, 1999, disagreements arose between the Company and Wyatt regarding the performance of each under the terms of the Agreement. In February 1999, the Company filed a lawsuit claiming Wyatt breached the terms of the Agreement. Wyatt filed a counter suit claiming the Company breached the Agreement. In July 1999, the Company and Wyatt entered into a settlement agreement whereby the Company and Wyatt each retain the right to commercially exploit the technology that was the subject of the Agreement, including that which was developed during "Phase I" (as defined) of the Agreement (the "Retained Rights"). The Company's Retained Rights are limited to use in detection of harmful substances in drinking water and may not be transferred or assigned except to resellers and end users of products developed by the Company from such Retained Rights.

      As consideration for the settlement, the Company delivered to Wyatt items obtained from Wyatt during the term of the agreement and copies of the technology, consisting of certain papers and software, developed by the Company through April 1998.

      Wyatt in turn, delivered all remaining shares it held of the Company's common stock, which it received for entering into the Agreement, and all stock purchase warrants received by Clifford Wyatt for services as a member of the Company's Board of Directors. The settlement has been recorded at $292,500, the fair value at the settlement date of the 1,950,000 shares returned.

      The Company believes there is no remaining value in the Retained Rights. Since the fair value of the shares received in the settlement is equal to the net book value of the related intangible assets at the settlement date, no gain or loss has been recognized as a result of the settlement.

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

26.   ACQUISITION AND DISPOSITION OF TECHNOLOGY, CONTINUED
      ----------------------------------------------------

      Ion Exchange Membrane Technology

      In February 1998 the Company acquired the HC ion exchange membrane process technology for $200,000. The process technology is comprised of certain production processes, intellectual properties, and know-how. None of the acquired intangible assets are protected by patent, copyright or trademark.

27.   BUSINESS SEGMENTS
      -----------------

      The Company has three reportable segments: water purification ("EDI"), hydro components ("HC"), and clean water monitoring (Micro Imaging ["MI"]) (a start up segment). The water purification segment produces water treatment modules for sale to manufacturers. The hydro component segment sells water and wastewater treatment products to the light commercial/industrial markets. The clean water monitoring segment is developing technology that is anticipated will enable real time identification of contamination in water.

      The Company's reportable segments are strategic business units that offer different products, are managed separately, and require different technology and marketing strategies. The accounting policies of the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

      Business Segment Information:
      -----------------------------

                                               1999              1998
                                            -----------       -----------
            Revenue

                     EDI                    $   278,943       $   372,742
                     HC                         416,622           432,771
                     MI                              --                --
                                            -----------       -----------
                   TOTAL REVENUE            $   695,565       $   805,513
                                            ===========       ===========
            Operating Loss

                     EDI                    $  (642,835)      $     7,883
                     HC                        (239,768)           93,265
                     MI                        (650,897)         (445,110)
                     Corporate                 (437,180)         (792,362)
                                            -----------       -----------
                   TOTAL OPERATING LOSS     $(1,970,680)      $(1,136,324)
                                            ===========       ===========

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

27.   BUSINESS SEGMENTS, CONTINUED
      ----------------------------

      Business Segment Information, Continued:
      ----------------------------------------

                                                             1999         1998
                                                          ----------   ----------
            Depreciation and Amortization

                   EDI                                    $    1,418   $    8,952
                   HC                                         40,717       31,040
                   MI                                         65,425       89,429
                   Corporate                                  39,271           --
                                                          ----------   ----------
                   TOTAL DEPRECIATION AND AMORTIZATION    $  146,831   $  129,421
                                                          ==========   ==========
            Identifiable Assets

                   EDI                                    $  426,103   $  292,806
                   HC                                        634,154      522,734
                   MI                                        122,374      356,247
                   All others                                232,654      214,779
                                                          ----------   ----------
                   TOTAL IDENTIFIABLE ASSETS              $1,415,285   $1,386,566
                                                          ==========   ==========
            Expenditures for Long Lived Assets

                     EDI                                  $  122,258   $   86,227
                     HC                                      292,368      200,000
                     MI                                       10,373           --
                     Corporate                                17,809           --
                                                          ----------   ----------
                   TOTAL EXPENDITURES FOR
                    LONG LIVED ASSETS                     $  442,808   $  286,227
                                                          ==========   ==========
                    Geographic Information:

            Revenues

                     United States                        $  502,228   $  506,996
                     Japan                                   132,490      183,117
                     Ireland                                  28,668       83,600
                     Other foreign countries                  32,179       31,800
                                                          ----------   ----------
                   TOTAL REVENUES                         $  695,565   $  805,513
                                                          ==========   ==========

                                ELECTROPURE, INC.

                          NOTES TO FINANCIAL STATEMENTS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 1999

--------------------------------------------------------------------------------

28.   SUBSEQUENT EVENT
      ----------------

      Financial Arrangement with a Related Party

      In December 1999, the Company entered into a financing arrangement with the principal shareholder. The terms of the agreement are for the principal shareholder to lend the Company $200,000 and receive in return from the Company an unsecured convertible note with a term of two years and an annual interest rate of 10%. The conversion terms and the number of warrants have not as of yet been described and then approved by the Company's Board of Directors. The $200,000 note payable has been issued, and $100,000 of the proceeds therefrom have been received. The remainder of the proceeds is anticipated by the Company in January 2000.

                                 EXHIBIT INDEX

     Exhibits
        no.                         Description
     --------                       -----------
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

      10.48.1  Amended and Restated  Technology  Licence Agreement with Glegg
               Water  Conditioning, Inc. dated May 22, 1997. *****

      10.51    Settlement Agreement with Economic Development Bank for Puerto
               Rico dated May 16, 1997. *****

      10.52 Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. *******

      10.53    Assignment Agreement with Hydro Components, Inc. dated February
               17,  1998.********

      27.      Financial Data Schedule.

-------------
*        Previously filed on December 15, 1986 in connection with Registration
         Statement of Registrant on Form S-1, File No. 33-10669.

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


