Form 10QSB
period 2000-01-31
ELECTROPURE INC
filed 2000-03-15
CIK 808015

        -----------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                         -------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         -------------------------------

For the quarterly period                          Commission file number 0-16416
ended JANUARY 31, 2000

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

       At March 9, 2000 8,824,841 shares of the Registrant's stock were outstanding.

        -----------------------------------------------------------------

                                ELECTROPURE, INC.
                                 BALANCE SHEETS



                                     ASSETS


                                                           January 31,     October 31,
                                                              2000            1999
                                                          ------------    ------------
                                                           (UNAUDITED)
Current assets:
  Cash and equivalents                                    $    109,118    $    204,328
                                                          ------------    ------------
  Trade accounts receivable                                     91,720          97,745
  Inventories                                                  208,650         204,888
  Prepaid legal fees                                            92,500          92,500
  Other prepaid expenses                                        21,325          12,007
                                                          ------------    ------------
                 Total current assets                          523,313         611,468

Property and equipment, net                                    553,393         566,872

Acquired technology, net of accumulated amortization           121,945         131,945

Building purchase option                                       105,000         105,000
                                                          ------------    ------------

TOTAL ASSETS                                              $  1,303,651    $  1,415,285
                                                          ------------    ------------


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                                 BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                     January 31,       October 31,
                                                                        2000              1999
                                                                    ------------       ------------
      Current liabilities:                                           (UNAUDITED)
        Trade accounts payable                                      $    164,074       $     86,544
        Current portion of obligations under capital leases                8,585              9,465
        Notes payable to shareholder                                     302,849                  -
        Note payable to officer                                            7,632              7,632
        Customer deposit                                                  63,455            168,755
        Accrued payroll                                                  105,602             87,986
        Other accrued liabilities                                         64,384             51,630
                                                                    ------------       ------------
                       Total current liabilities                         716,581            412,012

      Obligations under capital leases, net of current portion                64              1,298

      Note payable to officer, net of current portion                      3,039              4,683
                                                                    ------------       ------------
      TOTAL LIABILITIES                                                  719,684            417,993
                                                                    ------------       ------------
      Commitments and contingencies

      Redeemable preferred stock; $0.01 par value;
          2,600,000 shares authorized, issued and
          outstanding                                                     26,000             26,000

      Stockholders' equity:

        Series B convertible preferred stock; $1.00 par
          value; 1,000,000 and no shares
          authorized, issued and outstanding                           1,000,000          1,000,000
        Common stock; $0.01 par value; 20,000,000
          shares authorized; 7,791,415 and 7,809,635
          shares issued and outstanding                                   78,096             77,914
        Class B common stock; $0.01 par value; 83,983
          shares authorized, issued and outstanding                          840                840
        Additional paid-in capital                                    20,996,942         20,971,537
        Accumulated deficit                                          (21,450,781)       (21,018,249)
        Notes receivable on common stock                                 (67,130)           (60,750)
                                                                    ------------       ------------
      TOTAL SHAREHOLDERS' EQUITY                                         557,967            971,292
                                                                    ------------       ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  1,303,651       $  1,415,285
                                                                    ------------       ------------


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three months ended
                                                          January 31,
                                                 ----------------------------
                                                      2000            1999
                                                 ------------    ------------
      Net sales                                  $    224,570    $    279,971
      Cost of sales                                   280,750         252,746
                                                 ------------    ------------
        Gross profit (loss)                           (56,180)         27,225
                                                 ------------    ------------
      Operating costs and expenses:

        Research and development                      100,284         166,939
        Salaries                                      116,262          32,569
        Consulting                                     27,809          52,546
        Other operating expenses                      135,057          62,158
                                                 ------------    ------------
      Total operating expenses                        379,412         314,212
                                                 ------------    ------------
        Loss from operations                         (435,592)       (286,987)

      Other income (expense):
        Interest income                                 6,584             950
        Other income
        Interest expense                               (3,524)              -
                                                 ------------    ------------
      Other income (expense), net                       3,060             950
                                                 ------------    ------------
      NET LOSS                                   $   (432,532)   $   (286,037)

      NET LOSS PER SHARE, BASIC AND DILUTED      $      (0.06)   $      (0.03)



The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                       Series B                                     Series B
                                                      Convertible                       Class B   Convertible
                                                       Preferred        Common           Common    Preferred       Common
                                                         Shares         Shares           Shares       Stock         Stock
                                                      -----------      ---------        -------   ------------   ------------
   BALANCE, OCTOBER 31, 1999                            1,000,000      7,791,425         83,983   $  1,000,000   $     77,914

     Common shares issued upon exercise of options              -         18,210              -              -            182

   Options and warrants granted to employees and

         consultants for services                               -              -              -              -              -

      Increase in notes receivable on common stock              -              -              -              -              -

     Net loss                                                   -              -              -              -              -

   BALANCE, JANUARY 31, 2000                            1,000,000      7,809,635         83,983   $  1,000,000   $     78,096
                                                        ---------      ---------         ------   ------------   ------------


                                                                                                       Note
                                                       Class B      Additional                      Receivable
                                                       Common         Paid-in      Accumulated        Common
                                                        Stock         Capital        Deficit           Stock           Total
                                                     ------------   ------------   ------------    ------------    ------------
   BALANCE, OCTOBER 31, 1999                         $        840   $ 20,971,537    (21,018,249)   $    (60,750)   $    971,292

     Common shares issued upon exercise of options              -          1,639              -               -           1,821

   Options and warrants granted to employees and

         consultants for services                               -         23,766              -               -          23,766

      Increase in notes receivable on common stock              -              -                         (6,380)         (6,380)

     Net loss                                                   -              -       (432,532)              -        (432,532)

   BALANCE, JANUARY 31, 2000                         $        840   $ 20,996,942   $(21,450,781)   $    (67,130)   $    557,967
                                                     ------------   ------------   ------------    ------------    ------------


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three months ended
                                                                        January 31,
                                                                 -------------------------
                                                                    2000            1999
                                                                 ---------       ---------
        Cash flows from operating activities:

        Net loss                                                 $(432,532)      $(286,037)
                                                                 ---------       ---------
        Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation                                               33,511           8,422
         Amortization                                               10,000          32,357
         Provision for (recovery on) uncollectible accounts              -             560
         Issuance of warrants for services                          23,766          20,542
         Services provided in payment of note
            receivable - related party                                   -          (6,353)
        (Increase) decrease in assets:
         Trade accounts receivable                                   6,025          85,320
         Prepaid legal and other expenses                           (9,318)          8,000
         Inventories                                                (3,762)        (46,298)
        Increase (decrease) in liabilities:
         Trade accounts payable                                     77,530           4,773
         Customer deposit                                         (105,300)         70,000
         Accrued payroll and other liabilities                      29,461         (23,395)
                                                                 ---------       ---------
       CASH USED IN OPERATING ACTIVITIES                          (370,619)       (132,109)
                                                                 ---------       ---------


The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



 Cash flows used in investing activities
   Purchase of property and equipment                            (20,032)           (5,146)
   Purchase of acquired technology                                     -
   Interest accrued on notes receivable on common stock           (6,380)                -
                                                             -----------       -----------

CASH USED IN INVESTING ACTIVITIES                                (26,412)           (5,146)
                                                             -----------       -----------
Cash flows provided by (used in) financing activities:

   Principal payments on notes payable                                 -              (505)
   Proceeds from the issuance of notes payable to
      a related party                                            300,000                 -
   Proceeds from exercise of warrants                              1,821                 -
   Proceeds from issuance of preferred stock to a
      related party                                                    -         1,000,000
                                                             -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES                            301,821           999,495
                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  (95,210)          862,240

CASH AT BEGINNING OF PERIOD                                      204,328            57,440
                                                             -----------       -----------

CASH AT END OF PERIOD                                        $   109,118       $   919,680
                                                             ===========       ===========

The accompanying notes are an integral part of the financial statements.

1.   BASIS OF PRESENTATION

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

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1999, included in the Company's Annual Report on Form 10-KSB.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial Statement Classification
     Certain amounts presented within the 1999 financial statements have been reclassified in order to conform to the 2000 financial statement presentation.

3.   NOTES PAYABLE TO OFFICER AND SHAREHOLDERS

     At January 31, 2000 and 1999, notes payable to officer and shareholders consisted of the following:



                                                                                    2000           1999
                                                                                  --------        ------

         NOTES PAYABLE TO SHAREHOLDER

          Notes payable to shareholder, without collateral, with an interest rate of 10% per annum, originally due beginning
          December 13, 2001  (Note 5)                                             $302,849             -
                                                                                  --------        ------
         NOTE PAYABLE TO OFFICER

          Note payable to officer, collateralized by an automobile,
          with interest at 9% per annum, payable in monthly
          installments of $636 through July 15, 2001                                10,671        18,026
                Less:  Current portion                                              (7,632)       (6,357)
                                                                                  --------        ------

         LONG TERM PORTION OF NOTES PAYABLE TO OFFICER                            $  3,039        11,669

     Maturities of notes payable to an officer as of January 31, 2000 are as follows:

              2000                               $  7,632
              2001                               $  3,039

4.   CONTINGENCIES

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

     Concentration of Risk

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

     Approximately 88% of the Company's sales of EDI products during the three months ended January 31, 2000 were made to foreign customers. One such foreign customer accounted for 81% of EDI product sales. The Company makes all sales and receives all payments in U.S. dollars on all foreign sales. Management believes that trade accounts receivable, aggregating $91,720 for the period ended January 31, 2000, are fully collectable, and therefore no provision has been recorded for uncollectable trade accounts receivable.

5.   SUBSEQUENT EVENTS

     In February 2000, the Board of Directors authorized a private placement offering of Units of Electropure's securities, each Unit consisting of 25,000 shares of common stock and 12,500 three- year warrants to purchase common stock at $2.00 per share. The warrants are redeemable by us at any time that the common stock of Electropure shall equal or exceed $4.00 per share for thirty (30) consecutive trading days.

On February 25, 2000, Mr. Anthony Frank, a majority shareholder, converted $300,000 in principal loans made to us as of January 31, 2000, plus interest accrued thereon through the conversion date, into the above private placement Units. Mr. Frank received 304,822 shares of common stock and 152,411 two-year warrants to purchase common stock at $2.00 per share pursuant to such conversion.

On February 10, 2000, Mr. Anthony Frank loaned us an additional $100,000 at 10% annual interest for two years which was also converted into private placement Units on February 25, 2000. We issued an additional 100,384 shares of common stock and 50,192 two-year warrants pursuant to this conversion.

On March 6, 2000, Mr. Frank purchased an additional 20 Units of the above-described private placement offering for the sum of $500,000.

In March 2000, we realized an additional $110,000 on the sale of 110,000 shares of common stock and 55,000 warrants pursuant to the above private placement offering.

In March 2000, we issued 2,500 shares of common stock, valued at $2,500, as partial payment for public relations services to be rendered.

In February 2000, we entered into a one-year agreement for administrative and financial consulting services for which we pay $1,000 per month for the first six months and $1,500 per month for the last six months of the agreement. We also granted 75,000 warrants to purchase common stock at $0.625 per share. The warrants vest in 25,000 annual increments commencing on February 1, 2000 and will expire on February 1, 2006. The fair value of the warrants was $46,500 and will be recorded as a consulting expense over the period we receive the services.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results we expect. Potential risks and uncertainties that could affect our future operating results include, without limitation, economic, competitive and legislative developments.

     RESULTS OF OPERATIONS

     References to 1999 and 2000 are for the three months ended January 31, 1999 and 2000, respectively.

     Sales decreased in fiscal 2000 by $55,401 as compared to fiscal 1999 primarily due to several factors: (a) the current economic downturn in Japan and Europe accounted for an approximate 10% reduction in sales; (b) we lowered the EDI selling price to be more cost competitive during the latter part of fiscal 1999 and; (c) marketing efforts to sell EDI products were reduced during the latter part of the fiscal year as design changes for such products were being completed. We anticipate EDI sales to recover and increase through fiscal year 2000 since the EDI design modifications have been completed and marketing activities have been increased.

     Costs of goods sold for fiscal 2000 increased by $28,004 as compared to 1999 although sales for the comparative period decreased. The increase relates, primarily, to the allocation to cost of goods sold of depreciation expense on new manufacturing equipment placed in service in the first quarter of fiscal 2000.

     Research and development expenses for fiscal 2000 decreased by $66,655 compared to fiscal 1999. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology acquired from Wyatt Technology Corporation in late October 1997. The decrease primarily results from a reduction in equipment expenditures and consulting expenses related to the program as well as a reduction in amortization expense relating to proprietary technology which was fully amortized as of the fiscal year ended October 31, 1999.

     General and administrative expenses for fiscal 2000 increased by $131,855 as compared to fiscal 1999. The increase results primarily from the addition of manufacturing and research and development personnel, causing an increase of $83,693 in salaries; an increase of $72,899 in operating expenses such as in legal and accounting fees and rent expense. These increases were partially offset by a $24,737 decrease in consulting expenses in fiscal 2000.

Interest income arose from short-term investments and increased by $5,634 for the fiscal period ended January 31, 2000 as compared to the prior year period. Interest expense for fiscal 2000 was $3,524, with no comparable activity during the prior period. Interest expense arises, primarily, from equipment and automobile financing activities as well as loans made to us during the current period.

We realized a net loss before income taxes of $432,532 for fiscal 2000, representing an increase of $146,495 from the prior year level. The increase was primarily due, as noted above, to increases in operating expenses and costs of goods sold and a decrease in gross sales.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, we had working capital deficit (total current assets less total current liabilities) of $196,371. The decrease in working capital, compared to that reported at October 31, 1999, reflects diminished EDI sales activities during our redesign of the product and an increase in liabilities resulting from short term loans.

Our primary sources of working capital have been from short term loans and from the sale of securities. In February 2000, we began a private placement offering of securities to generate up to $1.5 million in equity financing. As of March 9, 2000, the Company had received $1.1 million in subscriptions to the offering, of which $400,000 represented the conversion of principal loans we had received as of that date. The private placement offering is scheduled to expire on May 23, 2000.

During the latter part of fiscal year 1999, we curtailed our marketing activity on the EDI product while modifications could be effected to the EDI design and the ion permeable membrane derived from the Hydro Components acquisition could be developed. Sales of the EDI product are expected to increase through fiscal 2000 since the new EDI module design has been completed and now incorporates the more cost-effective ion permeable membranes we have developed.

PLAN OF OPERATION

In the opinion of management, available funds and funds to be realized from the private placement subscriptions discussed above will satisfy our working capital requirements through August 2000. We intend to fund our working capital requirements by focusing on selling our EDI product. In addition, we have taken the initial steps to form two Nevada corporations which will be wholly-owned subsidiaries of Electropure. Micro Imaging Technologies was formed in February 2000 and will conduct our research and development operations on the detection and identification of fluid-borne microorganisms. We formed Electropure EDI, Inc. in February 2000 to conduct manufacturing and sales operation for our EDI line of products. We are seeking to establish strategic alliances with potential joint venture partners for these subsidiaries and/or for specific products under development or now being produced by

Electropure. We have had preliminary discussions with potential strategic partners regarding our EDI product, membrane technology, and with regard to our micro imaging technology. We believe that, if necessary, we will be able to raise additional working capital by the private sale of our securities.

No assurances can be given that currently available funds will satisfy our working capital needs for the period estimated, or that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to us.

We will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain such additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any such financing may cause dilution of the interests of our current shareholders. If we are unable to obtain such additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon certain assumptions, including certain assumptions as to our revenues, net income (loss) and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock.

                               PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     In August 1999, a cross complaint for breach of contract, misrepresentation and negligence was filed against us and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group ("Platt"), the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Starr Surgical Company, Inc. The cross-complaint charges Electropure with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Starr Surgical. The cross-complaint seeks unspecified damages. We intend to vigorously defend this matter. Electropure and its counsel believe that it will prevail on the merits if this matter should go to trial.

ITEM 2.       CHANGES IN SECURITIES

     In November 1999, we issued 18,210 shares of common stock upon the exercise of warrants at $0.10 per share and realized $1,821 in net proceeds from this transaction.

     In December 1999, the company granted 10,000 warrants at $0.5938 per share to a firm which provides services in the design and fabrication of EDI components. The warrants expire on January 1, 2003.

     In January 2000, we granted 30,000 warrants at $0.75 per share for technical consulting services. The warrants expire on January 24, 2005 and vest over a three-year period.

     The issuance of securities was exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(b) and 4(2) of the Act, including Regulation D promulgated thereunder. We believe that the recipient acquired the securities for investment only and not with a view to the distribution thereof and legends were affixed to the stock certificates. Except as noted, no underwriters or brokers were involved in any transaction.

ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               Exhibit Number             Description
               --------------             -----------

                     27             Financial Data Schedule

               (b)  Report on Form 8-K.

                    None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 9, 2000

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

                                 EXHIBIT INDEX


               Exhibit Number             Description
               --------------             -----------

                     27             Financial Data Schedule


