Form 10QSB
period 2000-04-30
ELECTROPURE INC
filed 2000-06-19
CIK 808015

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

                           --------------------------

For the quarterly period                          Commission file number 0-16416
ended APRIL 30, 2000

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

      At June 12, 2000 8,877,341 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                                ELECTROPURE, INC.

                           Consolidated Balance Sheets



                                     ASSETS

                                                           April 30,      October 31,
                                                             2000            1999
                                                          -----------     -----------
                                                          (UNAUDITED)
Current assets:
  Cash and equivalents                                    $  131,896      $  204,328
  Certificate of deposit - restricted                         15,000              --
  Trade accounts receivable                                   71,895          97,745
  Inventories                                                198,881         204,888
  Prepaid legal fees                                          92,500          92,500
  Other prepaid expenses                                       4,845          12,007
                                                          ----------      ----------
                 Total current assets                        515,017         611,468

Property and equipment, net                                  552,656         566,872

Acquired technology, net of accumulated amortization         111,945         131,945

Building purchase option                                     105,000         105,000
                                                          ----------      ----------

TOTAL ASSETS                                              $1,284,618      $1,415,285
                                                          ==========      ==========


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                           Consolidated Balance Sheets


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                April 30,         October 31,
                                                                  2000               1999
                                                              ------------       ------------
                                                               (UNAUDITED)
Current liabilities:
  Trade accounts payable                                      $    125,406       $     86,544
  Current portion of obligations under capital leases               11,847              9,465
  Note payable to bank                                              15,000                 --
  Note payable to officer                                               --              7,632
  Customer deposit                                                   7,552            168,755
  Accrued payroll                                                   88,902             87,986
  Other accrued liabilities                                         39,368             51,630
                                                              ------------       ------------
                   Total current liabilities                       288,075            412,012

Obligations under capital leases, net of current portion             7,083              1,298

Note payable to officer, net of current portion                         --              4,683
                                                              ------------       ------------

TOTAL LIABILITIES                                                  295,158            417,993
                                                              ------------       ------------

Commitments and contingencies

Redeemable preferred stock; $0.01 par value;
    2,600,000 shares authorized, issued and outstanding             26,000             26,000

Shareholders' equity:

  Series B convertible preferred stock; $1.00 par value;
    1,000,000 shares authorized, issued and outstanding          1,000,000          1,000,000
  Common stock; $0.01 par value; 20,000,000
    shares authorized; 8,877,341 and 7,791,415
    shares issued and outstanding                                   88,773             77,914
  Class B common stock; $0.01 par value; 83,983
    shares authorized, issued and outstanding                          840                840
  Additional paid-in capital                                    22,180,080         20,971,537
  Accumulated deficit                                          (21,938,270)       (21,018,249)
  Notes receivable on common stock                                (367,963)           (60,750)
                                                              ------------       ------------

TOTAL SHAREHOLDERS' EQUITY                                         963,460            971,292
                                                              ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  1,284,618       $  1,415,285
                                                              ============       ============

The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                  Three months ended                  Six months ended
                                                      April 30,                           April 30,
                                            -----------------------------       -----------------------------
                                               2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
Net sales                                   $   226,987       $   131,483       $   451,557       $   411,454
Cost of sales                                   261,552           202,693           542,302           455,439
                                            -----------       -----------       -----------       -----------
  Gross profit (loss)                           (34,565)          (71,210)          (90,745)          (43,985)
                                            -----------       -----------       -----------       -----------

Operating costs and expenses:

  Research and development                      112,874            73,272           213,158           240,211
  Salaries                                      101,668            61,915           217,930            94,484
  Consulting                                     34,371           126,736            62,180           179,282
  Other operating expenses                      205,872           192,437           340,929           254,595
                                            -----------       -----------       -----------       -----------

Total operating expenses                        454,785           454,360           834,197           768,572
                                            -----------       -----------       -----------       -----------

  Loss from operations                         (489,350)         (525,570)         (924,942)         (812,557)

Other income (expense):
  Interest income                                 2,708            10,099             9,292            11,049
  Interest expense                                  (47)               --            (3,571)               --
                                            -----------       -----------       -----------       -----------

Interest income, net                              2,661            10,099             5,721            11,049
                                            -----------       -----------       -----------       -----------

Loss before provision for income taxes         (486,689)         (515,471)         (919,221)         (801,508)

Provision for income tax                           (800)             (800)             (800)             (800)
                                            -----------       -----------       -----------       -----------

NET LOSS                                    $  (487,489)      $  (516,271)      $  (920,021)      $  (802,308)
                                            ===========       ===========       ===========       ===========

NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.06)      $     (0.06)      $     (0.11)      $     (0.09)
                                            ===========       ===========       ===========       ===========

Weighted average shares outstanding           8,546,011         8,631,060         8,173,677         8,624,892


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                 Consolidated Statements of Shareholders' Equity
                                   (UNAUDITED)

                                                             Series B                                    Series B
                                                            Convertible                    Class B      Convertible
                                                             Preferred       Common        Common        Preferred        Common
                                                              Shares         Shares        Shares          Stock          Stock
                                                           ------------   ------------   ------------   ------------   ------------
Balance, October 31, 1999                                     1,000,000      7,791,425         83,983   $  1,000,000   $     77,914

  Common shares issued upon exercise of options                      --         18,210             --             --            182

  Common shares and warrants issued in private placement             --      1,065,206             --             --         10,652

  Common shares issued for public relations services                 --          2,500             --             --             25

  Options and warrants granted to employees and
      consultants for services                                       --             --             --             --             --

   Increase in notes receivable on common stock                      --             --             --             --             --

  Net loss                                                           --             --             --             --             --

Balance, April 30, 2000                                       1,000,000      8,877,341         83,983   $  1,000,000   $     88,773
                                                           ------------   ------------   ------------   ------------   ------------


                                                                                                            Note
                                                               Class B      Additional                   Receivable
                                                               Common        Paid-in      Accumulated      Common
                                                               Stock         Capital        Deficit         Stock         Total
                                                           ------------   ------------   ------------   ------------   ------------
Balance, October 31, 1999                                  $        840   $ 20,971,537    (21,018,249)  $    (60,750)  $    971,292

  Common shares issued upon exercise of options                      --          1,639             --             --          1,821

  Common shares and warrants issued in private placement             --      1,054,554             --       (300,000)       765,206

  Common shares issued for public relations services                 --          2,163             --             --          2,188

  Options and warrants granted to employees and
      consultants for services                                       --        150,187             --             --        150,187

   Increase in notes receivable on common stock                      --             --                        (7,213)        (7,213)

  Net loss                                                           --             --       (920,021)            --       (920,021)

Balance, April 30, 2000                                    $        840   $ 22,180,080   $(21,938,270)  $   (367,963)  $    963,460
                                                           ------------   ------------   ------------   ------------   ------------


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                 Six months ended
                                                                     April 30,
                                                            -----------------------------
                                                               2000              1999
                                                            -----------       -----------
Cash flows from operating activities:

Net loss                                                    $  (920,021)      $  (802,308)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                                   67,637            17,680
  Amortization                                                   20,000            64,715
  Issuance of warrants for services                             150,188            41,084
(Increase) decrease in assets:
  Trade accounts receivable                                      25,850           113,656
  Accounts receivable - related party                                --            66,058
  Prepaid legal and other expenses                                7,162                --
  Inventories                                                     6,007            33,075
  Other current assets                                               --           (85,185)
Increase (decrease) in liabilities:
  Trade accounts payable                                         38,862           (92,850)
  Customer deposit                                             (161,203)           70,000
  Accrued payroll and other liabilities                         (12,690)          (18,083)
                                                            -----------       -----------

CASH USED IN OPERATING ACTIVITIES                              (778,208)         (592,158)
                                                            -----------       -----------

Cash flows used in investing activities
  Purchase of property and equipment                            (53,421)          (38,502)
  Purchase of certificate of deposit                            (15,000)               --

CASH USED IN INVESTING ACTIVITIES                               (68,421)          (38,502)
                                                            -----------       -----------

Cash flows provided by (used in) financing activities:

  Principal payments on notes payable                            12,195            (2,816)
  Proceeds from issuance of note payable                         15,000                --
  Proceeds from the issuance of common stock                    760,181           120,000
  Proceeds from exercise of warrants                              1,821                --
  Proceeds from issuance of preferred stock to a
     related party                                                   --         1,000,000
                                                            -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES                           789,197         1,117,184
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH                                 (57,432)          486,524

CASH AT BEGINNING OF PERIOD                                     204,328            57,440
                                                            -----------       -----------

CASH AT END OF PERIOD                                       $   146,896       $   543,964
                                                            ===========       ===========


The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

      Supplemental Schedule of Non-Cash Investing and Financing Activities


                                                       Six months ended
                                                           April 30,
                                                   -------------------------
                                                     2000            1999
                                                   ---------       ---------
Issuance of common stock for note receivable:
    Notes receivable received                      $ 307,213              --
    Issuance of common stock                       $(307,213)             --



The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the results of operations for the periods presented, except those which may be required to adjust assets and liabilities to the net realizable value should we not be able to continue operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying condensed financial statements be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 1999, included in our Annual Report on Form 10-KSB.

     Principles of Consolidation

     The consolidated financial statements of Electropure, Inc. and Subsidiaries include the accounts of its wholly-owned subsidiaries, Electropure EDI, Inc. and Micro Imaging Technology, both of which were incorporated in February 2000. All significant intercompany balances have been eliminated in consolidation.

     Financial Statement Classification

     Certain amounts presented within the 1999 financial statements have been reclassified in order to conform to the 2000 financial statement presentation.

2.   NOTES PAYABLE

     At April 30, 2000 and 1999, notes payable consisted of the following:

                                                                        2000          1999
                                                                      --------      --------
         NOTE PAYABLE TO BANK

         Note payable to bank, collateralized by a $15,000
         certificate of deposit, with an interest rate of 8% per
         annum, payable in 11 monthly installments of $678
         and one final payment on April 25, 2001 of $8,477            $ 15,000            --
                                                                      --------      --------

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         NOTE PAYABLE TO OFFICER


         Note payable to officer, collateralized by an
         automobile, with interest at 9% per annum, payable in
         monthly installments of $636 through July 15, 2001
         Note paid in full on April 26, 2000                              --        15,715
               Less: Current portion                                      --        (4,039)
                                                                    --------      --------

         LONG TERM PORTION OF NOTES PAYABLE TO OFFICER              $     --        11,676

3.   CONTINGENCIES

     Litigation

     In August 1999, Electropure, Inc. and an unaffiliated third party, Universal Aqua Technologies, Inc. were named as cross defendants in a cross complaint by Douglas B. Platt doing business as East-West Technic Group arising from a lawsuit brought by Staar Surgical Company, Inc. against East-West Technic Group, Douglas B. Platt, and Does 1 through 100. The cross complaint was filed in the Los Angeles Superior Court, Case No. GC 023410, and alleged that we failed to provide an EDI module that could be operated as part of the system provided by Platt to Staar.

     In April 2000, the lawsuit was settled in its entirety in exchange for the total payment of $18,000 to the plaintiff, Staar; to be paid in equal amounts of $6,000 by Platt, Universal and us. We paid $1,000 in May 2000 and will satisfy the balance due in monthly installments of $1,000 through October 2000. As part of the settlement agreement, we are entitled to recover the EDI module held by Staar.

     Concentration of Risk

     Financial instruments which potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. We monitor our exposure to credit losses and reserve for those accounts receivable that we deem to be not collectible.

     During the six months ended April 30, 2000:

     - Approximately 89% of the $231,778 in sales of our EDI products were made to foreign customers. One such foreign customer, Mihama Corporation of Tokyo, Japan, accounted for 65% of EDI product sales. Of the total EDI sales during the period, approximately 31% represented sales of the redesigned EDI module which incorporates our proprietary ion exchange membranes.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     - Less than 1% of the $175,933 in sales of our Hydro Components products were made to foreign customers. Two domestic companies accounted for approximately 53% of Hydro Components sales; Lenscrafters at 41% and McMaster-Carr Corporation at 12%.

     - Our membrane division began selling ion exchange membranes for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. One domestic customer, Purolite Company, accounted for 94% of the total of $43,846 in membrane product sales.

     We make all sales and receive all payments in U.S. dollars on all foreign sales. No provision has been recorded for uncollectable trade accounts receivable for the period ended April 30, 2000.

4.   SHARE TRANSACTIONS

     Private Placement Offering - Common Stock

     In a February 2000 private placement offering, we sold units consisting of 25,000 shares of common stock and 12,500 redeemable detachable three-year warrants to purchase common stock at an exercise price of $2.00 per share. The warrants are redeemable at $0.05 per warrant if the price of common stock equals or exceeds $4.00 per share for 30 consecutive business days. We issued units representing 660,000 shares of common stock for net proceeds of $160,000 and a note receivable in the amount of $500,000 was also issued by a related party who is our largest shareholder. Of this receivable, $200,000 was collected and the balance is recorded as a reduction of shareholders' equity as of April 30, 2000.

     Common Shares Issued for Debt

     Between December 1999 and February 2000, we borrowed $400,000 from a related party who is the largest shareholder. The terms of the notes provided for conversion into our securities on terms to be mutually agreed. On February 24, 2000, the notes were converted into the above private placement securities. We issued 405,206 shares of common stock and 202,603 redeemable detachable three-year warrants to purchase common stock at an exercise price of $2.00 per share at fair market value of $405,206 in connection with the conversion of convertible notes payable and accrued interest totalling $5,206.

     Common Shares Issued for Warrants Exercised

     On November 1, 1999, warrants were exercised resulting in the purchase of 18,210 shares of common stock and we received net proceeds of $1,821.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     Common Shares Issued for Services

     On February 23, 2000, we issued 2,500 shares of common stock, valued at $2,188, to a consulting firm in partial payment for public relations services to be rendered. The value of the services involved in the transaction has been expensed and added to common stock and additional paid-in capital.

5.   LOSS PER COMMON SHARE

     In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended April 30, 2000 and 1999 are as follows.

                                                           2000              1999
                                                        -----------       -----------
     Net loss available to common shareholders:
         Loss before extraordinary gain                 $  (920,021)      $  (802,308)
         Extraordinary gain                                      --                --
                                                        -----------       -----------
         Net loss available to common shareholders      $  (920,021)      $  (802,308)
                                                        ===========       ===========


         WEIGHTED AVERAGE SHARES OUTSTANDING              8,173,677         8,624,892
                                                        ===========       ===========

     Basic and diluted loss per common share:
         Loss before extraordinary gain                 $     (0.11)      $     (0.09)
         Extraordinary gain                                      --                --
                                                        -----------       -----------

         NET LOSS                                       $     (0.11)      $     (0.09)
                                                        ===========       ===========

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2000 and 1999 as follows:

                                                    2000           1999
                                                  ---------      ---------
         Stock options and warrants               5,101,327      3,349,834
         Convertible preferred stock              1,000,000      1,000,000

6.   BUSINESS SEGMENTS

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     We have four reportable segments: water purification (Electropure, EDI, Inc. ["EDI"]), hydro components ("HC"), ion exchange membranes ("MEM") (a start up segment), and fluid monitoring (Micro Imaging Technology ["MIT"]). The water purification segment produces water treatment modules for sale to manufacturers of high purity water treatment systems. The hydro components segment sells water and wastewater treatment products to the light commercial/industrial markets. The membrane segment sells ion exchange membranes for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. The fluid monitoring segment is developing technology that is anticipated will enable real time identification of contamination in fluids.

     Our reportable segments are strategic business units that offer different products, are managed separately, and require different technology and marketing strategies. The accounting policies of the segments are those described in the summary of significant accounting policies. We evaluate performance based on results from operations before income taxes, not including nonrecurring gains and losses.

     Business Segment Information:

                                                           Three Months Ended                  Six Months Ended
                                                               April 30,                           April 30,
                                                     -----------------------------       -----------------------------
                                                        2000              1999              2000              1999
                                                     -----------       -----------       -----------       -----------
     Revenue
         EDI                                         $   116,868       $    20,703       $   231,778       $   201,001
         HC                                               68,604           110,780           175,933           210,453
         MEM                                              41,515                --            43,846                --
         MIT                                                  --                --                --                --
                                                     -----------       -----------       -----------       -----------
       TOTAL REVENUE                                 $   226,987       $   131,483       $   451,557       $   411,454
                                                     ===========       ===========       ===========       ===========

     Operating Loss
         EDI                                         $  (108,262)      $  (165,265)      $  (212,628)      $  (275,079)
         HC                                               43,585            41,464            19,330            93,644
         MEM                                             (62,017)          (99,685)          (92,083)          (99,685)
         MIT                                            (103,374)         (182,507)         (189,598)         (349,446)
         Corporate                                      (260,082)         (120,377)         (450,763)         (182,791)
                                                     -----------       -----------       -----------       -----------
       TOTAL OPERATING LOSS                          $  (490,150)      $  (526,370)      $  (925,742)      $  (813,357)
                                                     ===========       ===========       ===========       ===========

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     Business Segment Information, Continued:


                                                           Three Months Ended                  Six Months Ended
                                                               April 30,                           April 30,
                                                     -----------------------------       -----------------------------
                                                        2000              1999              2000              1999
                                                     -----------       -----------       -----------       -----------

     Depreciation and Amortization
         EDI                                         $     7,524       $        41       $    14,705       $        41
         HC                                                  100               245               198               490
         MEM                                              24,839            10,000            49,677            20,000
         MIT                                               1,099            22,819             2,140            45,176
         Corporate                                        10,564             8,511            20,917            16,688
                                                     -----------       -----------       -----------       -----------
       TOTAL DEPRECIATION AND AMORTIZATION           $    44,126       $    41,616       $    87,637       $    82,395
                                                     ===========       ===========       ===========       ===========

     Identifiable Assets
         EDI                                         $   339,855       $   320,591       $   339,855       $   320,591
         HC                                              139,406           255,451           139,406           255,451
         MEM                                             465,398           346,424           465,398           346,424
         MIT                                              67,101           430,638            67,101           430,638
         Corporate                                       272,857           348,490           272,857           348,489
                                                     -----------       -----------       -----------       -----------
       TOTAL IDENTIFIABLE ASSETS                     $ 1,284,617       $ 1,701,594       $ 1,284,617       $ 1,701,593
                                                     ===========       ===========       ===========       ===========

     Expenditures for Long Lived Assets
         EDI                                         $    22,978       $     2,200       $    36,812       $     2,200
         HC                                                   --             4,900                --             4,900
         MEM                                                  --            79,685             4,412            79,685
         MIT                                               1,505             4,773             1,505             4,773
         Corporate                                         8,906            21,483            10,692            26,629
                                                     -----------       -----------       -----------       -----------
       TOTAL EXPENDITURES FOR LONG LIVED ASSETS      $    33,389       $   113,041       $    53,421       $   118,187
                                                     ===========       ===========       ===========       ===========

       Geographic Information:

     Revenues
         United States                               $   113,684       $   119,520       $   218,613       $   244,593
         Japan                                            65,000                --           170,300           130,427
         Ireland                                          12,518                --            18,758            10,235
         Other foreign countries                          35,785            11,963            43,886            26,199
                                                     -----------       -----------       -----------       -----------
       TOTAL REVENUES                                $   226,987       $   131,483       $   451,557       $   411,454
                                                     ===========       ===========       ===========       ===========

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


7.   SUBSEQUENT EVENTS

     As of June 12, 2000, we received $200,000 of the $300,000 note receivable on common stock due from Anthony Frank, our majority shareholder.

     In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment expires on May 8, 2001 and provides that our representative will receive a 10% commission on all EDI orders in the stated territories.

     In May 2000, the Board of Directors authorized an offering of up to 1,000,000 shares of our common stock in conjunction with a private placement offering of 200 Units of the Series A convertible preferred stock of Micro Imaging Technology, our wholly-owned Nevada subsidiary. Each Unit consists of 10,000 shares of MIT Series A convertible preferred stock and a right to purchase up to 5,000 shares of our common stock at $1.00 per share. The Units are being offered in two distinct stages. In the first stage, the purchase price for each Unit is $30,000, plus $1.00 for each share of our common stock, up to 5,000 shares. In the second stage, the purchase price for each Unit is $40,000, plus $1.00 for each share of our common stock, up to 5,000 shares. Either stage of the offering may be closed at any time before selling the maximum number of Units allocated to that stage. The offering expires on October 15, 2000. There is no minimum subscription amount and as of June 12, 2000, no Units of the private placement offering have been subscribed.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. Such forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results we expect. Potential risks and uncertainties that could affect our future operating results include, without limitation, economic, competitive and legislative developments.

     RESULTS OF OPERATIONS

     References to 1999 and 2000 are for the six months ended April 30, 1999 and 2000, respectively.

     Sales increased in fiscal 2000 by $40,103 as compared to fiscal 1999 primarily due to enhanced efforts to market the EDI product line and our ion exchange membrane products. The increase in sales was partially offset by a decrease in sales of our Hydro Components products due to a temporary decrease in marketing personnel during the period.

     Costs of goods sold for fiscal 2000 increased by $86,863 as a result of increases in sales activity in the newly operational membrane division as well as due to the allocation of depreciation expense on new manufacturing equipment placed in service in fiscal 2000.

     Research and development expenses for fiscal 2000 decreased by $27,053 compared to fiscal 1999. These expenses primarily arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease primarily results from a reduction in equipment expenditures and consulting expenses related to the program as well as a reduction in amortization expense relating to proprietary technology which was fully amortized as of the fiscal year ended October 31, 1999.

     General and administrative expenses for fiscal 2000 increased by $111,337 as compared to fiscal 1999. The increase results primarily from an increase of $123,446 in salaries and an increase of $104,993 in operating expenses such as in legal and accounting fees and rent expense. These increases were partially offset by a $117,102 decrease in consulting expenses in fiscal 2000.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     Interest income arose from short-term investments and decreased by $1,760 for the fiscal period ended April 30, 2000 as compared to the prior year period, reflecting a reduction in available working capital. Interest expense for fiscal 2000 was $3,571, with no comparable activity during the prior period. Interest expense arises, primarily, from equipment and automobile financing activities.

     We realized a net loss before income taxes of $919,221 for fiscal 2000, representing an increase of $117,713 from the prior year level. The increase was primarily due, as noted above, to increases in salaries, operating expenses and costs of goods sold.

     LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2000, we had working capital of $223,521. This represents a working capital increase of $12,486 compared to that reported at October 31, 1999 and reflects the fact that we substantially offset our customer deposits with the delivery of EDI products during the period while maintaining comparable inventory levels.

     Our primary sources of working capital have been from short term loans and from the sale of private placement securities. In February 2000, we borrowed $100,000 from Mr. Anthony Frank, a majority shareholder, at a 10% annual interest rate. Between February and April 2000, we received $765,206 and a $300,000 note receivable from the sale of 1,065,206 shares of common stock and 532,603 warrants to purchase common stock at $2.00 per share. Of the proceeds received, $400,000 represented the conversion of principal loans, plus $5,206 in accrued interest, on loans we had received between December 1999 and February 2000 from Mr. Anthony Frank.

     During the latter part of fiscal year 1999, we curtailed our marketing activity on the EDI product while modifications could be effected to the EDI design and the ion permeable membrane derived from the Hydro Components acquisition could be developed. Sales began in late December 1999 of the redesigned EDI product which incorporates the more cost-effective ion permeable membranes. Sales of EDI products increased in the second quarter of fiscal 2000 by 6% and are expected to continue to increase through the latter part of fiscal 2000.

     PLAN OF OPERATION

     In the opinion of management, available funds and funds to be realized from the note receivable from private placement subscriptions discussed above will satisfy our working capital requirements through August 2000. We intend to fund our working capital requirements by increasing marketing efforts for all of our products. In addition, we have taken

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     the initial steps to form two Nevada corporations which are wholly-owned subsidiaries of Electropure:

     - Micro Imaging Technology was formed in February 2000 and will conduct our research and development operations on the detection and identification of fluid-borne microorganisms. We filed a patent application on this technology in February 2000. It is contemplated that, within the next 60 days, we will enter into an arrangement with MIT to transfer certain assets, including all patent rights, in exchange for a combination of stock, options and cash, as well as a percentage of future revenues.

     - We formed Electropure EDI, Inc. in February 2000 to conduct manufacturing and sales operations for our EDI line of products.

     Initially, we are seeking to establish a business arrangement with a potential candidate for licensing of our Micro Imaging Technology system. We have proposed an arrangement which involves an exclusive license for the ASEAN countries. Discussions are in the preliminary stages. Similar arrangements may arise for our EDI technology, although there are no current discussions underway and we have no current plans to seek potential licensing candidates. We believe that, if necessary, we will be able to raise additional working capital by the private sale of our securities.

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

     We will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain such additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any such financing may cause dilution of the interests of our current shareholders. If we are unable to obtain such additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon certain assumptions, including certain assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In August 1999, a cross complaint for breach of contract, misrepresentation and negligence was filed against us and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group, the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Starr Surgical Company, Inc. The cross-complaint charged Electropure with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Starr Surgical. The matter was settled in April 2000 for equal payments to Staar Surgical of $6,000 each by Platt, Electropure and Universal Aqua Technologies, who manufactured the water treatment system supplied to Staar.

ITEM 2.   CHANGES IN SECURITIES

     On February 23, 2000, we issued 2,500 shares of common stock, valued at $2,188, as partial payment for public relations services to be rendered.

     In February 2000, the Board of Directors authorized a private placement offering of Units of Electropure's securities, each Unit consisting of 25,000 shares of common stock and 12,500 three-year warrants to purchase common stock at $2.00 per share. The warrants are redeemable by us at any time that the common stock of Electropure equals or exceeds $4.00 per share for thirty consecutive trading days. The following issuances occurred with regard to the private placement offering:

     - On February 25, 2000, Mr. Anthony Frank, a majority shareholder, converted $400,000 in principal and $5,206 in interest on loans made to us between December 1999 and February 2000 into the above private placement Units. Mr. Frank received 405,206 shares of common stock and 202,603 two-year warrants to purchase common stock at $2.00 per share as a result of such conversion.

     - On March 6, 2000, Mr. Frank purchased an additional 20 Units of the above-described private placement offering for the sum of $500,000. Mr. Frank received 500,000 shares of common stock and 250,000 warrants to purchase common stock at $2.00 per share with regard to this purchase.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     - In March 2000, we realized an additional $160,000 on the sale of 160,000 shares of common stock and 80,000 warrants from the above private placement offering.

     In February 2000, we entered into a one-year agreement for administrative and financial consulting services for which we pay $1,000 per month for the first six months and $1,500 per month for the last six months of the agreement. We also granted 75,000 warrants to purchase common stock at $0.625 per share. The warrants vest in 25,000 annual increments commencing on February 1, 2000 and will expire on February 1, 2006. The fair value of the warrants, totaling $46,500, is being recorded as a consulting expense over the period we receive the services.

     On March 14, 2000, we granted 100,000 warrants at $0.875 per share in connection with the appointment of an individual as our EDI business development representative in certain European countries. The warrants vest over a four-year period and expire on March 14, 2005. The fair value of the warrants, totaling $86,000, is being recorded as a consulting expense over the period we receive the services.

     On March 24, 2000, in exchange for consulting services rendered, we granted 25,000 warrants which expire on March 24, 2003 and are exercisable at $0.9375 per share. The fair value of the warrants was $22,000 and has been recorded as a consulting expense in fiscal 2000.

     The issuance of securities was exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(b) and 4(2) of the Act, including Regulation D promulgated thereunder. We believe that the recipients acquired the securities for investment only and not with a view to the distribution thereof and legends were affixed to the stock certificates. Except as noted, no underwriters or brokers were involved in any transaction.


ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits


               Exhibit Number                  Description
             -------------------        -------------------------
                     27                 Financial Data Schedule

          (b)  Report on Form 8-K.

               None.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 12, 2000

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

                                 EXHIBIT INDEX


               Exhibit Number                  Description
             -------------------        -------------------------
                     27                 Financial Data Schedule