Form 10QSB
period 2000-07-31
ELECTROPURE INC
filed 2000-09-08
CIK 808015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

 For the quarterly period                      Commission file number 0-16416
 ended JULY 31, 2000

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

         At September 7, 2000, 9,377,341 shares of the Registrant's stock were outstanding.

================================================================================

                                ELECTROPURE, INC.
                           Consolidated Balance Sheets

================================================================================

                                   ASSETS

                                                               July 31,         October 31,
                                                                2000               1999
                                                              ---------         -----------
                                                             (UNAUDITED)
Current assets:
  Cash and equivalents                                       $   96,637         $  204,328
  Certificate of deposit -- restricted                           15,000                 --
  Trade accounts receivable                                      61,292             97,745
  Inventories                                                   209,180            204,888
  Prepaid legal fees                                             92,500             92,500
  Other prepaid expenses                                          4,237             12,007
                                                             ----------         ----------
                Total current assets                            478,846            611,468

Property and equipment, net                                     536,410            566,872

Acquired technology, net of accumulated amortization            101,945            131,945

Building purchase option                                        105,000            105,000
                                                             ----------         ----------
TOTAL ASSETS                                                 $1,222,201         $1,415,285
                                                             ==========         ==========

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                           Consolidated Balance Sheets

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               July 31,          October 31,
                                                                 2000               1999
                                                              ------------       ------------
                                                               (UNAUDITED)
Current liabilities:
 Trade accounts payable                                       $    111,628       $     86,544
 Current portion of obligations under capital leases                 8,172              9,465
 Note payable to bank                                               13,252                 --
 Note payable to officer                                                --              7,632
 Customer deposit                                                   24,994            168,755
 Accrued payroll                                                    89,197             87,986
 Other accrued liabilities                                          63,060             51,630
                                                              ------------       ------------
                 Total current liabilities                         310,303            412,012

Obligations under capital leases, net of current portion             6,614              1,298

Note payable to officer, net of current portion                         --              4,683
                                                              ------------       ------------
TOTAL LIABILITIES                                                  316,917            417,993
                                                              ============       ============

Commitments and contingencies

Redeemable preferred stock; $0.01 par value;
  2,600,000 shares authorized, issued and outstanding
  at July 31, 2000 and October 31, 1999                             26,000             26,000

Shareholders' equity:

 Series B convertible preferred stock; $1.00 par value;
  1,000,000 shares authorized, issued and outstanding
  at July 31, 2000 and October 31, 1999                          1,000,000          1,000,000
 Common stock; $0.01 par value; 20,000,000 shares
  authorized; 8,877,341 and 7,791,425 shares issued
  and outstanding at July 31, 2000 and October 31, 1999             88,773             77,914
 Class B common stock; $0.01 par value;                             83,983
  shares authorized, issued and outstanding at
  July 31, 2000 and October 31, 1999                                   840                840
 Additional paid-in capital                                     22,180,080         20,971,537
 Accumulated deficit                                           (22,321,595)       (21,018,249)
 Notes receivable on common stock                                  (68,814)           (60,750)
                                                              ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                         879,284            971,292
                                                              ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  1,222,201       $  1,415,285
                                                              ============       ============

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

================================================================================

                                                  Three months ended                  Nine months ended
                                                        July 31,                          July 31,
                                            -----------------------------       -----------------------------
                                                2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
Net sales                                   $   206,361       $   145,786       $   657,918       $   557,240
Cost of sales                                   247,852           222,985           800,020           671,861
                                            -----------       -----------       -----------       -----------
 Gross profit (loss)                            (41,491)          (77,199)         (142,102)         (114,621)
                                            -----------       -----------       -----------       -----------
Operating costs and expenses:

 Research and development                       121,361           218,104           334,519           543,134
 Salaries                                        88,896            70,092           297,999           249,445
 Consulting                                      26,461            80,941            88,642           223,379
 Other operating expenses                       103,118            99,244           443,006           362,989
                                            -----------       -----------       -----------       -----------
Total operating expenses                        339,836           468,381         1,164,166         1,378,947
                                            -----------       -----------       -----------       -----------
 Loss from operations                          (381,327)         (545,580)       (1,306,268)       (1,493,568)

Other income (expense):
 Interest income                                  1,966             3,795            11,258            12,405
 Interest expense                                (3,964)           (2,012)           (7,536)           (2,012)
                                            -----------       -----------       -----------       -----------
Interest income, net                             (1,998)            1,783             3,722            10,393
                                            -----------       -----------       -----------       -----------

Loss before provision for income taxes         (383,325)         (543,797)       (1,302,546)       (1,483,175)

Provision for income tax                             --                --              (800)             (800)
                                            -----------       -----------       -----------       -----------
NET LOSS                                    $  (383,325)      $  (543,797)      $(1,303,346)      $(1,483,975)
                                            ===========       ===========       ===========       ===========
NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.04)      $     (0.06)      $     (0.15)      $     (0.17)
                                            ===========       ===========       ===========       ===========
Weighted average shares outstanding           8,713,496         8,586,208         8,409,944         8,611,855

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

================================================================================

                                                           Series B                                   Series B
                                                          Convertible                    Class B     Convertible
                                                           Preferred        Common       Common       Preferred       Common
                                                             Shares         Shares       Shares         Stock          Stock
                                                          -----------      ---------     --------    -----------      -------
BALANCE, OCTOBER 31, 1999                                   1,000,000      7,791,425      83,983      $1,000,000      $77,914

  Common shares issued upon exercise of options                    --         18,210          --              --          182

  Common shares and warrants issued in private placement           --      1,065,206          --              --       10,652

  Common shares issued for public relations services               --          2,500          --              --           25

  Options and warrants granted to employees and
      consultants for services                                     --             --          --              --           --

   Increase in notes receivable on common stock                    --             --          --              --           --

  Net loss                                                         --             --          --              --           --

Balance, July 31, 2000                                      1,000,000      8,877,341      83,983      $1,000,000      $88,773
                                                            =========      =========      ======      ==========      =======



                                                                                                           Note
                                                           Class B      Additional                      Receivable
                                                            Common        Paid-in       Accumulated       Common
                                                             Stock        Capital         Deficit          Stock            Total
                                                           ---------    -----------     -----------     -----------       ----------
BALANCE, OCTOBER 31, 1999                                     $840      $20,971,537     (21,018,249)   $   (60,750)     $   971,292

  Common shares issued upon exercise of options                 --            1,639              --             --            1,821

  Common shares and warrants issued in private placement        --        1,054,554              --             --        1,065,206

  Common shares issued for public relations services            --            2,163              --             --            2,188

  Options and warrants granted to employees and
      consultants for services                                  --          150,187              --             --          150,187

   Increase in notes receivable on common stock                 --               --              --         (8,064)          (8,064)

  Net loss                                                      --               --      (1,303,346)            --       (1,303,346)

Balance, July 31, 2000                                        $840      $22,180,080    $(22,321,595)   $   (68,814)     $   879,284
                                                              ====      ===========    ============    ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

================================================================================

                                                         Nine months ended
                                                               July 31,
                                                    -----------------------------
                                                       2000              1999
                                                    -----------       -----------
 Cash flows from operating activities:
 Net loss                                           $(1,303,346)      $(1,483,175)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                          101,410            32,159
  Amortization                                           30,000           386,247
  Issuance of warrants for services                     150,188            64,770
 (Increase) decrease in assets:
  Trade accounts receivable                              36,453           (46,122)
  Accounts receivable - related party                        --           (70,627)
  Prepaid legal and other expenses                        7,770           100,000
  Inventories                                            (4,292)         (135,380)
  Other current assets                                       --            47,071
 Increase (decrease) in liabilities:
  Trade accounts payable                                 25,084           (38,932)
  Customer deposit                                     (143,761)           70,160
  Accrued payroll and other liabilities                  16,663           (12,731)
                                                    -----------       -----------
CASH USED IN OPERATING ACTIVITIES                    (1,083,831)       (1,086,560)
                                                    -----------       -----------
 Cash flows used in investing activities
  Purchase of property and equipment                    (70,948)         (199,874)
  Purchase of certificate of deposit                    (15,000)               --
                                                    -----------       -----------
CASH USED IN INVESTING ACTIVITIES                       (85,948)         (199,874)
                                                    -----------       -----------

    The accompanying notes are an integral part of the financial statements.

                                Electropure, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

================================================================================

                                                                                  Nine months ended
                                                                                       July 31,
                                                                             -----------------------------
                                                                                2000              1999
                                                                             -----------       -----------
Cash flows provided by (used in) financing activities:
 Principal payments on notes payable                                             (14,063)           (4,609)
 Proceeds from issuance of note payable                                           15,000                --
 Proceeds from the issuance of common stock                                    1,059,330           620,000
 Proceeds from exercise of warrants                                                1,821                --
 Proceeds from issuance of preferred stock to a
    related party                                                                     --         1,000,000
                                                                             -----------       -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                          1,062,088         1,615,391
                                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                 (107,691)          328,957

CASH AT BEGINNING OF PERIOD                                                      204,328            57,440
                                                                             -----------       -----------
CASH AT END OF PERIOD                                                        $    96,637       $   386,397
                                                                             ===========       ===========
CASH PAID DURING THE NINE MONTHS ENDED JULY 31 FOR:
   Interest                                                                  $     3,028             2,012
   Income Taxes                                                              $       800                --

    Supplemental Schedule of Non-Cash Investing and Financing Activities

Litigation settlement:
  Return and cancellation of common stock                                                      $   292,500
  Surrender of acquired technology                                                             $  (292,500)

Issuance of common stock for prepaid legal fees:
  Prepaid legal fees                                                                           $   100,000
  Issuance of common stock                                                                     $  (100,000)

    The accompanying notes are an integral part of the financial statements.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

2. NOTES PAYABLE

         At July 31, 2000 and October 31, 1999, notes payable consisted of the following:

                                                                              2000         1999
                                                                             ------        ----
  NOTE PAYABLE TO BANK
  Note payable to bank, collateralized by a $15,000 certificate of deposit, with an interest rate of 8% per annum, payable in 11 monthly installments of $678 and one final payment on April 25,
  2001 of $8,477                                                             13,252          --
       Less:  Current Portion                                                13,252          --
                                                                             ------        ----

  LONG TERM PORTION OF NOTE PAYABLE TO BANK                                  $   --        $ --

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE PAYABLE TO OFFICER
Note payable to officer, collateralized by an automobile, with interest at 9% per annum, payable in monthly installments of $636
through July 15, 2001. Note paid in full on April 26, 2000                   --        12,315
      Less:  Current portion                                                 --        (7,632)
                                                                       --------      --------

LONG TERM PORTION OF NOTES PAYABLE TO OFFICER                          $     --      $  4,683


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

        In April 2000, the lawsuit was settled in its entirety in exchange for the total payment of $18,000 to the plaintiff, Staar; to be paid in equal amounts of $6,000 by Platt, Universal and us. We paid $3,000 as of July 31, 2000 and will satisfy the balance due in monthly installments of $1,000 through October 2000. As part of the settlement agreement, we are entitled to recover the EDI module held by Staar.

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

        During the nine months ended July 31, 2000:

        - Approximately 76% of the $364,630 in sales of our EDI products were made to foreign customers. One such foreign customer, Mihama Corporation of Tokyo, Japan, accounted for 43% of EDI product sales. Of the total EDI sales during the period, approximately 56% represented sales of the redesigned EDI module which incorporates our proprietary ion exchange membranes.

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

        - Less than 1% of the $224,402 in sales of our Hydro Components products were made to foreign customers. Two domestic companies accounted for approximately 53% of Hydro Components sales; Lenscrafters at 41% and McMaster-Carr Corporation at 12%.

        - Our membrane division began selling ion exchange membranes for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. One domestic customer, Purolite Company, accounted for 69% of the total of $68,886 in membrane product sales.

        We make all sales and receive all payments in U.S. dollars. No provision has been recorded for uncollectable trade accounts receivable for the period ended July 31, 2000.

4.      SHARE TRANSACTIONS

        Private Placement Offering - Common Stock

        In a February 2000 private placement offering, we sold units consisting of 25,000 shares of common stock and 12,500 redeemable detachable three-year warrants to purchase common stock at an exercise price of $2.00 per share. The warrants are redeemable at $0.05 per warrant if the price of common stock equals or exceeds $4.00 per share for 30 consecutive business days. We issued units representing 660,000 shares of common stock for net proceeds of $160,000 and a note receivable in the amount of $500,000 was also issued to a related party who is our largest shareholder. This receivable was collected in full as of July 31, 2000.

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

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

        Common Shares Issued for Services

        On February 23, 2000, we issued 2,500 shares of common stock, valued at $2,188, to a consulting firm in partial payment for public relations services to be rendered. The value attributable to the services involved in the transaction was determined based on the fair value of the 2,500 shares of common stock issued and has been expensed and added to common stock and additional paid-in capital.

5.      LOSS PER COMMON SHARE

        In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended July 31, 2000 and 1999 are as follows.

                                                    Three months ended                  Nine months ended
                                                          July 31,                           July 31,
                                               -----------------------------       -----------------------------
                                                  2000              1999              2000              1999
                                               -----------       -----------       -----------       -----------

Net loss available to common shareholders      $  (383,325)      $  (543,797)      $(1,303,346)      $(1,483,975)
                                               ===========       ===========       ===========       ===========
   Weighted average shares outstanding:          8,713,496         8,586,208         8,409,944         8,611,855
                                               ===========       ===========       ===========       ===========
   Basic and diluted loss per common           $     (0.04)      $     (0.06)      $     (0.15)      $     (0.17)
                                               -----------       -----------       -----------       -----------

        The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2000 and July 31, 1999 as follows:


                                                    2000            1999
                                                 ---------       ---------
           Stock options and warrants            5,351,327       3,525,124
           Convertible preferred stock           1,000,000       1,000,000

6.      BUSINESS SEGMENTS

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

                                ELECTROPURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

        electrochemical separations. The fluid monitoring segment is developing technology that is anticipated will enable real time identification of contamination in fluids.

        Our reportable segments are strategic business units that offer different products, are managed separately, and require different technology and marketing strategies. The accounting policies of the segments are those described in the summary of significant accounting policies. We evaluate performance based on results from operations before income taxes and interest, net, excluding nonrecurring gains and losses.

BUSINESS SEGMENT INFORMATION

                                                    Three months ended                  Nine months ended
                                                         July 31,                            July 31,
                                               -----------------------------       -----------------------------
                                                  2000              1999              2000              1999
                                               -----------       -----------       -----------       -----------
Revenue
  EDI                                          $   132,852       $    46,114       $   364,630       $   243,573
  HC                                                48,469            99,672           224,402           313,667
  MEM                                               25,040                --            68,886                --
  MIT                                                   --                --                --                --
                                               -----------       -----------       -----------       -----------
 TOTAL REVENUE                                 $   206,361       $   145,786       $   657,918       $   557,240
                                               ===========       ===========       ===========       ===========

Operating Loss
  EDI                                          $   (69,204)      $  (122,502)      $  (281,868)      $  (551,249)
  HC                                                 7,901            55,303            24,749           (73,359)
  MEM                                                5,419           (10,000)         (143,769)         (112,500)
  MIT                                              (51,686)         (218,104)         (302,546)         (495,484)
  Corporate                                       (152,872)         (250,277)         (602,834)         (260,976)
                                               -----------       -----------       -----------       -----------
 TOTAL OPERATING LOSS                          $  (381,327)      $  (545,580)      $(1,306,268)      $(1,493,568)
                                               ===========       ===========       ===========       ===========

Depreciation and Amortization
  EDI                                          $     7,397       $       836       $    22,102       $       836
  HC                                                    35                --               233                --
  MEM                                               24,838            10,000            74,515            30,000
  MIT                                                1,095            19,337             3,235           357,161
  Corporate                                         10,408            10,136            31,325            30,409
                                               -----------       -----------       -----------       -----------
 TOTAL DEPRECIATION AND AMORTIZATION           $    43,773       $    40,309       $   131,410       $   418,406
                                               ===========       ===========       ===========       ===========

Expenditures for Long Lived Assets
  EDI                                          $    16,687       $    29,034       $    53,499       $    39,575
  HC                                                    --                --                --                --
  MEM                                                  840            38,989             5,252           132,117
  MIT                                                   --             2,045             1,505            10,373
  Corporate                                             --             1,268            10,692            17,809
                                               -----------       -----------       -----------       -----------
 TOTAL EXPENDITURES FOR LONG LIVED ASSETS      $    17,527       $    71,336       $    70,948       $   199,874
                                               ===========       ===========       ===========       ===========

                                  Three months ended           Nine months ended
                                        July 31,                    July 31,
                                ----------------------      ----------------------
                                  2000          1999          2000          1999
                                --------      --------      --------      --------
 Georgraphic Information:

Revenues
   United States                $146,372      $133,274      $364,985      $372,019
   Japan                              --            --       170,300       130,427
   Germany                         1,254         2,300        44,676        10,235
   Other foreign countries        58,735        10,212        77,957        44,559
                                --------      --------      --------      --------
 TOTAL REVENUES                 $206,361      $145,786      $657,918      $557,240
                                ========      ========      ========      ========


                                 July 31,       October 31,
                                   2000            1999
                                ----------      ----------
Identifiable Assets
   EDI                          $  404,852      $  426,103
   HC                              139,869         634,154
   MEM                             427,360              --
   MIT                              79,804         122,374
   Corporate                       170,316         232,654
                                ----------      ----------
 TOTAL IDENTIFIABLE ASSETS      $1,222,201      $1,415,285
                                ==========      ==========


7.      SUBSEQUENT EVENTS

        In August 2000, the Board of Directors authorized an offering of up to 100 Units of securities, each Unit consisting of:

        - Fifteen Thousand (15,000) shares of Electropure, Inc. common stock, plus

        - Seven Thousand Five Hundred (7,500) warrants to purchase Electropure common stock at $1.25/share - exercisable commencing on July 31, 2001 and expiring on June 30, 2005, plus

        - Seven Thousand Five Hundred (7,500) warrants to purchase the common stock of our wholly-owned subsidiary, Micro Imaging Technology, common stock at $1.25/share.

        MIT warrants are exercisable commencing on July 31, 2001 or at such time as MIT securities are publicly traded, whichever occurs first. MIT warrants expire on June 30, 2005.

        The purchase price for each Unit is $15,000 and there is no minimum subscription amount. The offering expires on October 15, 2000.

        In August 2000, our largest shareholder subscribed for one-third of the above private placement offering and received 500,000 shares of common stock and 250,000 warrants each of Electropure and Micro Imaging Technology at an exercise price of $1.25 per warrant. We realized net proceeds of $250,000 on the sale of securities and a note receivable in the sum of $250,000.

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


        RESULTS OF OPERATIONS

        References to fiscal 1999 and fiscal 2000 are for the nine months ended July 31, 1999 and 2000, respectively.

        Sales increased in fiscal 2000 by $100,678 as compared to fiscal 1999 primarily due to enhanced efforts to market the EDI product line and our ion exchange membrane products. The increase in sales was partially offset by a decrease in sales of our Hydro Components products due to a temporary decrease in marketing personnel during the period.

        Costs of goods sold for fiscal 2000 increased by $118,159 partly due to depreciation expense on new manufacturing equipment placed in service in fiscal 2000 and as a result of writing off obsolete inventory.

        Research and development expenses for fiscal 2000 decreased by $208,615 compared to fiscal 1999. These expenses primarily arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease primarily results from a reduction in non-capitalized equipment expenditures and consulting expenses related to the program as well as a reduction in amortization expense relating to proprietary technology when the net book value of the technology was offset against shares issued for the technology that were cancelled in the fiscal year ended October 31, 1999.

        General and administrative expenses for fiscal 2000 increased by $3,834 as compared to fiscal 1999. The increase results primarily from a $48,554 increase in salaries and related expenses and increased operating expenses of $80,817 due primarily to the cost of issuing warrants for services. These increases were partially offset by a decline of $134,737 in consulting expenses.

        Interest income arose from short-term investments and decreased by $1,147 for the fiscal period ended July 31, 2000 as compared to the prior year period, reflecting a reduction in available working capital. Interest expense for fiscal 2000 increased by $5,524 compared to the prior period primarily due to equipment and automobile financing activities.

        We realized a net loss before income taxes of $1,302,546 for fiscal 2000, representing a decrease of $180,629 from the prior year level. The decrease reflects a small increase in sales profitability and a substantial reduction in research and development expenses.

        LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 2000, we had working capital of $168,543. This represents a working capital decrease of $30,913 compared to that reported at October 31, 1999 and primarily reflects the cost of writing off obsolete inventory during the period.

        Our primary sources of working capital have been from short term loans and from the sale of private placement securities. In February 2000, we borrowed $100,000 from Mr. Anthony Frank, a majority shareholder, at a 10% annual interest rate. During the nine months ended July 31, 2000, we received $1,065,206 from the sale of 1,065,206 shares of common stock and 532,603 warrants to purchase common stock at $2.00 per share. Of the proceeds received, $400,000 represented the conversion of principal loans, plus $5,206 in accrued interest, on loans we had received between December 1999 and February 2000 from Mr. Anthony Frank.

        In August 2000, we received $250,000 and a note receivable in the sum of $250,000 on the sale of private placement securities to our majority shareholder.

        During the latter part of fiscal year 1999, we curtailed our marketing activity on the EDI product while modifications could be effected to the EDI design and the ion permeable membrane derived from the Hydro Components acquisition could be developed. Sales began in late December 1999 of the new EDI model called XL, which incorporates the more cost-effective ion permeable membranes. Sales of EDI products increased during the three months ended July 31, 2000 by 57% over the two quarters ended April 30, 2000 and are expected to continue to increase through the end of fiscal year 2000.

        PLAN OF OPERATION

        In the opinion of management, available funds and funds to be realized from the note receivable from private placement subscriptions discussed above will satisfy our working capital requirements through December 2000 and provides for an increase in marketing efforts. In addition, we have formed two Nevada corporations which are wholly-owned subsidiaries of Electropure:

        - Micro Imaging Technology was formed in February 2000 and will conduct research and development operations on the detection and identification of fluid-borne microorganisms. We filed a patent application on this technology in February 2000. It is contemplated that, within the next 60 days, we will enter into an arrangement with MIT to transfer all patent rights, in exchange for a combination of stock, options and cash, as well as a percentage of future revenues.

        - We formed Electropure EDI, Inc. in February 2000 to conduct manufacturing and sales operations for the EDI line of products.

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

        Currently, we are seeking short term working capital through loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MIT research program. This approach is intended to optimize the value of the MIT System when we are in a position to discuss licensing and/or joint venture arrangements with potential candidates. Similar arrangements may arise for our EDI technology although we are not conducting any licensing or joint venture discussions for either the EDI or MIT technology at the current time. The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner.

        We will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In August 1999, a cross complaint for breach of contract, misrepresentation and negligence was filed against us and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group, the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Staar Surgical Company, Inc. The cross-complaint charged Electropure with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Staar Surgical. The matter was settled in April 2000 for equal payments to Staar Surgical of $6,000 each by Platt, Electropure and Universal Aqua Technologies, who manufactured the water treatment system supplied to Staar.

ITEM 2. CHANGES IN SECURITIES

        No reportable transactions occurred during the three months ended July 31, 2000.



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

Dated:  September 7, 2000

                                          ELECTROPURE, INC.

                                          By /s/  CATHERINE PATTERSON
                                             -----------------------------------
                                              Catherine Patterson
                                              (Secretary and Chief Financial
                                              Officer with responsibility to
                                              sign on behalf of Registrant as
                                              a duly authorized officer and
                                              principal financial officer)