Form 10KSB
period 2000-10-31
ELECTROPURE INC
filed 2001-01-29
CIK 808015

              ----------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                     --------------------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

For the fiscal year ended                         Commission file number 0-16416
OCTOBER 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 22, 2001 was $2,997,880.

At January 22, 2001, 9,377,341 shares of the Registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

              ----------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

We manufacture and market the "EDI" series of electrodeionization water treatment devices for commercial and industrial high purity water applications. The EDI product is marketed to original equipment manufacturers, also known as OEM's, as a specialized component for water treatment systems designed to provide ultrapure water to market segments whose major customers include, but are not limited to, semiconductor, pharmaceutical and power generation companies, as well as laboratories and petrochemical companies.

The current EDI design is able to desalt pre-treated tap water, filtered and generally softened by reverse osmosis to a purity level exceeding ten megohm-cm, or roughly 0.2 parts per million of total dissolved solids, at a rate of up to 10 gallons per minute on demand. Unlike an ion exchange membrane which is impermeable to water, reverse osmosis forces water, under pressure, through a membrane that is impermeable to most contaminants. Modularized designs, which allow for the connection of additional modules in parallel formations, increase a system's capacity exponentially to service installations requiring up to hundreds of gallons per minute. In addition to its cost-effective operation, a major environmental and competitive benefit of the EDI technology is that it does not require the addition of chemicals for resin regeneration which most other competitive processes do require.

We also began sales of light commercial/industrial water and waste water treatment equipment in May 1998. Included in the product line, known as the Hydro Components line of products, are high quality sanitary heat exchangers, sample coolers for sterile steam and water, and ion exchange filter cartridges. In November 2000, we sold most of the assets of our Hydro Components product line to Resin Tech, Inc., a New Jersey manufacturer of commercial/industrial water and wastewater treatment systems. The transaction, whereby we received gross proceeds on the sale of $215,000, will be recorded during the first quarter of fiscal 2001.

In February 1998, we acquired the rights to exclusive membrane technology from Hydro Components, Inc. See "BUSINESS - Acquisition of Intellectual Properties - Ion Exchange Membrane Technology." We then began a research project utilizing the acquired technology to develop ion permeable membranes for use with the EDI product. We have successfully developed membranes which allow us to offer more cost-sensitive models of the EDI product to a broader range of users for a wider range of uses. In late 1999, we began sales of the EDI model we call XL, which incorporates these new membranes. These membranes are manufactured in-house by our Membrane Division.

In addition to the proprietary ion exchange membranes we manufacture in-house for utilization in our EDI products, our Membrane Division offers a line of ion exchange membranes for applications in electrodialysis, electrodeposition, and electrochemical separations. The latter membranes are fabricated for us by outside sources and, although originally offered in the Hydro Components product line, these membranes were not included in the recent sale to Resin Tech, Inc.

In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition provides the basis for our proposed development of near "real-time" drinking water monitoring systems. This technology and the EDI technology are not intended to be integrated into one product. See "Item 1 - BUSINESS - Acquisition of Intellectual Property - Micro Imaging Technology" and "BUSINESS - Micro Imaging Technology." See also "Item 3 - LEGAL PROCEEDINGS."

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. Our address and telephone number is: 23456 South Pointe Drive, Laguna Hills, California 92653, (949) 770-9347.

ACQUISITION OF INTELLECTUAL PROPERTIES

        EDI COMPONENTS

        Effective August 5, 1997, we entered into a License Termination Agreement with EDI Components terminating the July 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to our patented water purification technology. Under the termination agreement, 362,500 shares of our common stock were issued to the investors of EDI Components in amounts commensurate with their capital investment in that entity. We have agreed to issue 516,479 Additional Shares upon the common stock first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share trigger value.

        ION EXCHANGE MEMBRANE TECHNOLOGY

        On February 17, 1998, we acquired the exclusive rights to ion exchange membrane technology for use with our EDI water treatment technology. The acquisition from Hydro Components, Inc. included the know-how and technical support to develop extruded membranes with ion exchange materials. We now incorporate these more cost-effective membranes in the XL model of our EDI product.

        MICRO IMAGING TECHNOLOGY

On October 25, 1997, we acquired an exclusive worldwide license to intellectual property related to drinking water monitoring technology from Wyatt Technology Corporation. The agreement encompassed exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of mutagens, carcinogens, and metabolic toxins in fluid. We refer to this technology as our Micro Imaging Technology. In May 1998, the initial research phase proved, in a laboratory environment, a capability of the technology for identification and measurement of Cryptosporidium and Giardia cysts. We initiated further research efforts based on these successful results. See Item 3 - "Legal Proceedings."

THE MARKET FOR WATER PURIFICATION

Water is essential to life and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants that interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent of the water is actually used for human consumption, the remainder being used by industry, irrigation, bathing, laundry, etc. Enhanced treatment of water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The three largest markets for ultrapure water, wherein the EDI product finds its market, are power generation, semiconductor and pharmaceutical industries.

The quality of the world's water supplies continues to deteriorate. Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment. The industry is in a major growth cycle and there are about 40 major companies in the world active in supplying goods and services with an estimated 13,500 customers in the United States.

During the fiscal year ended October 31, 2000, approximately 88% of our sales revenues for EDI products were made to foreign customers. Purita of Germany represented approximately 13% of EDI sales during the period. Mihama Corporation is our largest customer to date, accounting for 33% of product sales during the fiscal year ended October 31, 2000. Mihama Corporation is a Japanese trading company marketing and servicing our EDI products to OEM's in that region.

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

THE EDI TECHNOLOGY

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through our patented electrodeionization process. The EDI design combines two well-established water desalination technologies -- electrodialysis and ion exchange deionization. Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration; the result is high quality water of multi-megohm/cm resistivity that can be produced continuously at substantial flow rates.

The EDI module has been proved to be an effective electrodeionization process and can be used for a broad range of process applications, including the supply of high quality water for the food and beverage industry, for microelectronics production, biomedical and laboratory use, pharmaceutical compounders and for general industry. The advantages of having a dependable and high quality water source which requires no chemical regeneration, coupled with low operation and maintenance costs, makes the EDI process an attractive and environmentally-safe alternative compared with other deionization processes.

We have recently redesigned the EDI module, now called "XL by Electropure", to improve integration into water treatment systems with all water connections on the module face and all electrical connections on the rear of the module. The EDI module is 9" wide and 22" high and ranges in depth from 6" to 14" for flow rates ranging from 1/4 to 10 gpm, respectively. The product has no moving parts and is capable of continuously producing ultrapure water. The module is marketed to original equipment manufacturers of water treatment equipment for incorporation into a water supply system complete with pre-treatment components such as reverse osmosis, filters, softeners, etc., a power supply, and desired gauges and monitors. This system would then be connected to the incoming water line, to a drain line and to an electrical source. A singular module is designed to service the small industry users. For higher flow rate requirements, the existing EDI module has been successfully combined in parallel formations to provide multi-gallons per minute of multi-megohm quality water. Larger systems, which produce 25 - 200 gpm, would be marketed to medium scale users. We plan to design a higher capacity version of the EDI module that will be intended to provide volumes of high purity water at 15 gpm or more from a single module. We believe that this model, if it can be developed, will become the primary product line for desired high purity flow rates in the 25-200 gpm market segment.

                                  XL-500 MODULE

                                [ILLUSTRATION]

                            (6 to 10 GPM Flow Rate)

We believe that the major advantage of the EDI technology over systems utilizing ion exchange resins only is the efficient recharging of the resins without the extensive use of caustic and acid chemicals which add excessive contamination and cost to the system's waste water. We believe that the primary advantage of the EDI technology over products using distillation and reverse osmosis is its ability to utilize electrical and chemical properties of the water molecule and of naturally occurring salts, instead of merely physical properties, in separating water from the dissolved mineral ions. The EDI can operate without booster pumps or holding tanks and the EDI module achieves a high flow rate with relatively smaller sized and less expensive equipment.

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

Our belief as to the expected advantages of the EDI technology is based upon our experience with prototypes, pilot production units, products sold by our former licensee, and the approximately 350 EDI products sold through October 31, 2000. The EDI technology incorporates a number of design improvements to the original EDI patent. We intend to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs, and allowing us to expand our market reach.

Development of new technologies for manufacture, such as the EDI technology, is frequently subject to unforeseen expenses, difficulties and complications and in some cases such development cannot be accomplished. In the opinion of management, the EDI technology has demonstrated positive attributes, but any positive attributes must be balanced against the lack of any substantial operating experience, the existence of established companies in the water purification field with greater financial resources, experience and developed products, and unknown technological difficulties. Consequently, no assurances can be given as to if and when the product discussed above will be successfully marketed and sold.

Similar risks will apply to the use of any product which may be developed using the Micro Imaging Technology System and the ion permeable membrane which has been developed using the Hydro Components technology and is now being incorporated into the EDI module.

THE HYDRO COMPONENTS LINE

The Hydro Components line, which was sold in November 2000 to Resin Tech, Inc., included water and wastewater treatment products for light commercial/industrial markets such as optical lens manufacturers; sterile steam samplers for pharmaceutical and biotechnical firms; industrial steam samplers for power plants, pulp and paper mills and refineries; and high-flow deionizers sold through catalog houses for humidification, rinse water, cooling water and small laboratories.

Our largest customers for Hydro Components products, Lenscrafters and McMaster-Carr, represented approximately 34% and 12%, respectively, of our product revenues during the period ended October 31, 2000. Less than one percent of sales of our Hydro Components products are made to foreign customers.

THE MEMBRANE DIVISION

Our Membrane Division offers solvent-based coated membranes which are sold to OEM's of stabilizing equipment for electrodeposition automotive and appliance painting. Our largest customer for this new membrane line of products, Ronak, S.A. of Luxembourg, accounted for approximately 70% of the total sales revenues during the fiscal year ended October 31, 2000. Pennsylvania-based Purolite was our next largest membrane customer, accounting for approximately 26% of revenues during the period.

MARKETING

The EDI module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, medical and research laboratories. We sell these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries. We have patents for our EDI technology in the following foreign countries: Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and Germany.

         ULTRAPURE MARKET. We believe that a substantial market currently exists for EDI technology in the commercial and light industrial market sector where ultrapure water is a necessity in manufacturing and where chemically pure water is demanded for laboratory uses. The electro-regeneration feature of the EDI technology is considered a significant advantage over existing demineralization technology. The existing XL module will provide ultrapure water at a rate of 1/4 to 10 gpm and higher volumes in parallel formations, which is generally ample for the needs of the OEM's marketing to these various end users.

Our marketing strategy is to identify and target independent operating water equipment manufacturers where the EDI technology can either be incorporated into or replace other components in the water treatment systems currently offered by these manufacturers. We have no formal supply agreements with any potential customers. We have initiated our marketing strategy both in the U.S. market and overseas through advertising, both independently and in cooperation with several of our larger customers. We have also developed sales literature, demonstration materials, and trade show follow-up material in order to increase awareness of our product. We have and will continue to participate in a number of widely attended trade shows and conferences to increase product awareness and to capture sales leads.

GOVERNMENT REGULATION

A California law provides that water treatment devices that are sold for residential use be certified by the State Department of Health Services, or approved certification facility, if claims are made that the device will remove or reduce a contaminant for which a primary drinking water standard has been established. We make no such claims for our EDI technology or any other product we offer. In addition, California law makes it illegal to make any false claims in connection with the sale of any water treatment product. Other states have similar laws.

We believe that the EDI ultrapure technology, which is not intended for drinking water applications, is not subject to the above laws. However, if we offer industrial applications of the EDI point-of-use technology, i.e., hospitals, these products will require approval by Underwriter's Laboratory or equivalent organization. We will seek all necessary approvals or certifications for our current and future products.

PRODUCTION METHODS

        EDI TECHNOLOGY - The EDI module is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. We have previously purchased tooling and molds required for component plastic parts and contract for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product were purchased from outside sources until we recently began manufacturing membranes based on the technology acquired from Hydro Components. No assurances can be given that the membrane that we have recently developed will prove to be efficient for long term use with the EDI product. All final assembly is completed at our Laguna Hills, California manufacturing facility. Production and assembly functions have been designed with the flexibility to produce customized variations of the EDI for specialized usage.

        HYDRO COMPONENTS LINE - The Hydro Components line of products, sold in November 2000, consisted of component parts purchased from unaffiliated third party suppliers or sub-contractors and assembled by us into the finished product.

        THE MEMBRANE LINE - Other than ion permeable membranes manufactured in-house and utilized in our EDI product, the membranes sold under by our Membrane Division are specially treated by us and currently are fabricated by an outside source.

WARRANTY

        EDI - We offer a one year limited parts and labor warranty for the EDI module and may, in the future, contract with others to provide warranty service. However, we have not made any arrangements with any persons to provide warranty service and we may not be able to locate competent persons to perform the services at an acceptable price.

        HYDRO COMPONENTS - Suppliers of components utilized in the Hydro Components line of products provide limited parts and labor warranties, generally one year or less, which we passed on to our former customers.

        MEMBRANE - We currently offer a 30 day limited warranty on products sold by our Membrane Division.

We have not experienced significant warranty returns to date; however, no assurances can be given that future warranty expenses will not be significant.

SOURCES OF SUPPLY

We utilize selected vendors and suppliers for the materials used to build the products that we currently offer due to the economic benefits derived from working with these vendors on a regular basis. Most of the materials we use are in broad supply. In a limited number of cases, although alternative suppliers are available, some of their components have different attributes, higher prices or are in limited supply. If we are required to use alternative sources for materials, such as the resin components for our EDI products and the resins used to manufacture our ion exchange membranes, it could result in higher manufacturing costs or lower revenues due to production delays, products shortages or quality assurance problems. We do not have a long term supply agreement with any vendor or supplier of materials that guarantees any product quantities, prices, delivery or lead times. We purchase all of the materials used to build our products on a purchase order basis. We have not experienced any significant delays in obtaining parts and materials for our products, and we believe that our relationships with our suppliers are good and that the material availability is adequate at this time.

PATENTS AND LICENSE AGREEMENT

Some technology used by the EDI technology is covered by U.S. Patent No. 4,465,573, issued on August 14, 1984, to Harry M. O'Hare, Sr. This patent expires in August 2001. Corresponding foreign patents have been granted on the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and Germany. Improvements in the EDI technology involve upgrades of various components, including ion permeable membranes, front and rear manifolds, and product water and waste water compartments. These improvements increase performance quality and decrease production costs. The existence of a patent for the EDI technology may not provide us any meaningful protection because of the short life remaining on the patent, technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce our patent rights.

We have recently filed a U.S. patent application with regard to the ion permeable membrane technology acquired from Hydro Components. Corresponding foreign patent applications have also been filed on the membrane technology in Europe, Canada, Israel, Japan, Korea and Taiwan. In addition, we have filed a U.S. patent application relating to our MIT System. Because the governmental review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, patents will be issued for any of our pending applications.

We have not secured a registered trademark or trade name for "EDI", "XL", "Hydro Components", or "Micro Imaging Technology."

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with us in 1986. The License Agreement grants to us an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the current patent and any improvements thereon or under corresponding foreign patents for the life of the patents. Under the terms of the License Agreement, we are obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $42.00 for each EDI technology system, which has a capacity of from six to twenty gallons per minute, sold or placed in service by us and our licensees during the life of the patent. Royalties of approximately $9.00 per the EDI technology are also payable until a maximum of approximately $525,600 is paid at which time the additional royalties will terminate. In May 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering the EDI technology to us.

NON-EXCLUSIVE LICENSE AGREEMENTS

        GLEGG WATER CONDITIONING, INC.

On July 1, 1994, we and our former licensee (EDI Components) granted Canadian-based Glegg Water Conditioning, Inc. a non-exclusive license to use and commercially exploit the EDI technology for an initial term of ten (10) years for which Glegg paid the non-refundable sum of $50,000. The license provided that Glegg pay a continuing royalty of 5% on the net sale price of all licensed products having a total system design flow rate of 100 gallons per minute and above and a 10% royalty on flow rates less than 100 gallons per minute.

In May 1997, we entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of $125,000 to EDI Components. The amended agreement provides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., LTD, with which Glegg has an on-going working relationship. The license provided to Glegg, which was acquired by GE Power Systems in October 1999, relates to sales throughout the world.

        POLYMETRICS

On May 3, 1995, we and our former licensee granted a non-exclusive EDI license to Polymetrics of San Jose, California. The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July 1994 Glegg agreement, with the exception that Polymetrics may sell the licensed product to its end-user customers only. In 1996, Polymetrics was acquired by U.
S. Filter Corporation.

RESEARCH AND DEVELOPMENT

During fiscal 2000, we expended $434,770 primarily on our Micro Imaging Technology research program to develop a contaminant detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System and initiated phase two of our research program in 1998. We expect to continue to incur additional research and development costs on this MIT System project through product development. See Item 1 - "BUSINESS - Acquisition of Intellectual Properties" and Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We also conducted minimal research and development activities to develop a power supply component intended to be sold as a complimentary product to the EDI modules we offer.

MICRO IMAGING TECHNOLOGY

The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had at inception two main areas for exploitation:

- Detection and early warning of dangerous particulate materials such as parasites and other organisms, i.e., bacteria, viruses, spores, etc. If the initial efforts were successful, future efforts were to be directed to include detection and early warning of asbestos fibers and similar materials that pose a health hazard to the consumer.

- Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

The latter technology area had already been confirmed, although never commercialized, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted approximately a decade ago. To transform the former area into a viable product line will require the development of specialized instrumentation for the implementation of the methods developed and patented under that program, market studies, and the establishment of a marketing plan to target water consumer delivery agencies. For this reason, the latter market may well represent a major opportunity on a worldwide basis for future growth of consumer market products and the currently available instrumentation and methods being developed by us appear to provide a more immediate path to developing the technology for this concept.

Our initial research and development efforts focused on, and have thus far proven successful in a laboratory setting, the detection and monitoring of parasites, primarily Cryptosporidium and Giardia(1), in drinking water sources. Since these parasites form cysts that have a protective shell, they are particularly dangerous and difficult to remove as they are resistant to normal treatment levels of chlorine.

The Center for Disease Control and the Environmental Protection Agency have developed a national "surveillance system" to monitor and track the incidences of water borne diseases, including those associated with Cryptosporidium and Giardia contamination. However, this system relies upon standard water sample gathering and analysis and recognition of outbreaks after they occur. The



--------
1 Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl fecal deposits.

CDC documents an average of 15 to 20 waterborne outbreaks throughout the country each year. Experts speculate, however, that the numbers are much higher since illnesses caused by waterborne diseases are often mistaken for the stomach flu or intestinal disorders. In 1997, the CDC reported 1,770(1) cumulative Cryptosporidiosis cases in the U.S. alone. Cryptosporidiosis was brought to national attention in 1993 in a Milwaukee incident, when more than half of the total population of the city became ill, with more than 4,000 hospitalized and 100 deaths. Particularly susceptible were immunocompromised persons.

The current method for water quality sampling is labor intensive, expensive, sporadic, time consuming, and results are untimely for corrective action. In the monitoring for bacteria or parasite detection, for example, workers will collect samples at distribution points, influent points or effluent points. These samples will then be transported to laboratories that are equipped to provide detection and identification of the contaminants in question. Samples are then physically separated to allow for microscopic visual identification by trained technicians. Standard turn-around time for information is one to two days, although some tests can often be run in as little as a few hours. Expenses increase dramatically if a quick, few hour turn-around is requested or required.

This method of "surveillance" is recognized as woefully inadequate by the water industry. While it serves to provide incidence statistics, it is operationally ineffective since problems are detected after the water already has been delivered. By the time positive detection is made, it is not possible to take corrective action to prevent exposure. Corrective actions are limited to often overblown solutions such as general boil orders or a total water system shutdown. These actions serve to only limit the initial outbreaks, rather than to prevent them.

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

We believe development of an MIT System for clinical laboratory and food processing applications will be achieved more rapidly because of the specialized instrumentation required for water monitoring. Consequently, we have focused our research efforts to address these areas, each of which would reap cost and efficiency benefits similar to the proposed water monitoring device. This technology has already demonstrated identification of the bacteria E.coli, listeria and salmonella.

The clinical and food processing applications for our MIT System will undergo stringent and lengthy regulatory approval processes, including clinical trials. We anticipate that the MIT System for clinical



----------
1 CDC Morbidity and Mortality Weekly Report 46(47):1121, 1997 (week ended November 22, 1997).

and food processing applications will be offered for sale, assuming approvals are forthcoming, in late 2002. However, no assurances can be given as to when or if we may offer an MIT System for sale.

Although the water monitoring application for the MIT System will not require regulatory review and approval, this application will require more extensive development efforts because of the vast array of contaminants commonly found in water and the need to configure a unique method and apparatus for isolating the water being tested. For these reasons, we expect that a practical device for the water monitoring application of our technology will not be commercialized until we have successfully introduced and gained acceptance of an MIT System in the clinical and food processing market segments.

Based on a very preliminary evaluation of market needs and the size and number of possible customers, the market potential for the MIT System in all of the above domestic market areas is estimated to be over $1 billion annually. More detailed market validation will be conducted as our research program continues.

COMPETITION

The EDI technology competes with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electrodeionization technology from Millipore Corporation in 1989 and continues to work closely with its technical staff. U.S. Filter/Ionpure(1) manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 6 gallons/hour to 100 gallons/minute. Compared to our point-of-use EDI technology, the U.S. Filter equipment is more expensive, but still offers substantial operating cost savings over service or batch deionization. Comparison tests have shown that our EDI technology is also more efficient than the U.S. Filter/Ionpure product, resulting in better performance and a lower operating cost. Ionics, Inc., G. E. Power/Ecell Inc., and Christ, Ltd. also manufacture and market electrodeionization technology.

The technology directly competitive with electrodeionization is service deionization. The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water, U. S. Filter, and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of U.S. Filter/Culligan and other water conditioning companies. The EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization. Our marketing challenge will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization. With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer. The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis. Regeneration is done at the service company's facility so that the customer does not have to handle or dispose of resulting toxic chemical waste.


----------
(1) Pursuant to a March 1999 acquisition, U.S. Filter became a wholly owned subsidiary of Vivendi, a French environmental service provider and leader in water treatment and distribution services.

Substantially all companies in the water treatment market are established in the field, including the well-known firms mentioned above and others. All of these companies are larger and better financed, have established products and an established customer base and can accordingly devote more resources to research and development, production and marketing activities. In addition, it is possible that the water purification industry may be the subject of technological innovation or other factors that may attract additional competition in the future. We believe, however, that the EDI technology and our technical know-how may be significant in our ability to compete.

Our ion permeable membrane technology is intended to reduce dependence on outside suppliers for this component of the EDI product as well as to significantly reduce the cost of this component. The cost reduction in the membrane component of the EDI product has resulted in a substantial increase in the cost competitiveness of our product. Where the selling price of the 5 gpm EDI module was $5,000, the comparable XL model incorporating our new membranes is being offered at $2,100 and a 10 gpm EDI module is offering at $3,000. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

With regard to the proposed Micro Imaging Technology System, there are established methods of testing currently employed by both public and private agencies. However, these methods are labor intensive, expensive and time consuming, and do not provide the near "real time" monitoring capabilities which our product, if it can be developed, would purport to offer.

EMPLOYEES

As of October 31, 2000, we employed twenty full-time employees, of which eleven were engaged in marketing, development, production and design; six in administrative, accounting and clerical functions; and three are engaged in research and development of the Company's proposed MIT System. To implement our proposed business, we will have to hire additional employees in 2001. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

We currently lease, with an option to purchase, a 30,201 sq. ft. facility in Laguna Hills, California and pay a gross lease payment of $16,480 per month, which includes taxes, insurance and major repairs. In March 1998, we sub-leased approximately 10,000 sq. ft. of this facility to an unaffiliated third party which utilizes the space to warehouse and distribute heating and cooling parts and equipment. We currently receive $7,000 per month from the sub-lessee who has recently executed an extension through February 2002. Beginning March 1, 2001, we will receive $10,000 per month in sub-lease payments. Management believes that its present facilities are adequate for all of its current operations, and those contemplated for the foreseeable future.

On July 29, 1999, we paid $15,000 and exercised an option under the lease to purchase the building for the sum of $2,300,000. We have borrowed $1 million from our majority shareholder, Anthony M. Frank, to use as the down-payment on the building and will finance the balance of the purchase price on a 30-month term through a commercial real estate loan. On February 1, 2001, we are scheduled to close escrow on the purchase of the building. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 12 - "Certain Relationships and Related Transactions - Anthony M. Frank."

ITEM 3. LEGAL PROCEEDINGS

In July 1999, we entered into an agreement to settle the February 1999 lawsuit we brought against Wyatt Technology Corporation for breach of the October 1997 Technology Transfer Agreement by which we obtained a license to use and develop laser-based technology and patents held by Wyatt. The lawsuit, brought in the Orange County Superior Court of California, Case No. 805529, alleged that Wyatt had failed and refused to provide the technical support indicated under the original agreement in an attempt to bring about a rescission of the license.

The settlement with Wyatt provided that each party has the right to utilize the licensed technology as developed through Phase I of our research program which proved, in principle, that the instrument under development can perform instantaneous microbe identification by measuring the light scattered by particles as they pass through a laser beam. This research program formed the basis for further research from which our MIT System has developed. The settlement also provided for the return by Wyatt of 1.95 million of the 2.1 million common shares it received from us under the original license agreement. Warrants to purchase 10,000 shares of common stock at $1.38 per share issued to Clifford Wyatt, an officer of Wyatt, were also cancelled as part of the settlement. Mr. Clifford Wyatt resigned as a Director of Electropure in April 1999.

In August 1999, a Cross Complaint for breach of contract, misrepresentation and negligence was filed against us and other unaffiliated defendants by Douglas B. Platt d/b/a East-West Technic Group, the defendant in a Los Angeles Superior Court action, Case No. GC 023410, brought by Staar Surgical Company, Inc. The cross-complaint charged us with breach of contract, misrepresentation and negligence in connection with the sale to Platt of an EDI module subsequently provided by Platt to Staar. Specifically, Platt alleged that the EDI module could not be operated on a non-continuous basis. Our position was that our EDI module performed in accordance with specifications and we instructed counsel to aggressively defend against the cross-complaint. However, to avoid the cost of defending this matter through a lengthy trial, in April 2000 we agreed to a settlement. The settlement provided for equal payments to Staar of $6,000 each by Platt, Electropure and Universal Aqua Technologies, who manufactured the water treatment system supplied to Staar.

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

Proposal 1.    The election of five directors to hold office until the Annual
               Meeting of the Shareholders at which time their term expires or until their successors have been duly elected. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

DIRECTORS                    VOTES FOR              VOTES AGAINST
---------                    ---------              -------------
William F. Farnam            8,405,510                 123,704
Randall P. Frank             8,409,741                 123,909
Randolph S. Heidmann         8,414,532                 123,554
Arthur Lipper III            8,414,532                 123,554
Floyd H. Panning             8,414,532                 123,554

Proposal 2.    A proposal to adopt the Company's 1999 Stock Option Plan. This proposal was adopted by a vote of 7,853,408 for; 143,039 against;
               and 20,091 abstaining.

Proposal 3.    A proposal to approve an Agreement with Harry O'Hare. This proposal was adopted by a vote of 6,271,781 for; 135,813 against;
               and 1,608,944 abstaining. However, this Agreement has not been implemented since the necessary permit from the California
               Department of Corporations was not approved.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted in the OTC Electronic Bulletin Board market as a "penny stock" under the symbol "ELTP." The following table sets forth the high and low bid prices for the common stock, as reported on the Bulletin Board or "pink sheets," for the quarters that the securities were traded. The quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not represent actual transactions.

                                                                 COMMON STOCK
                                                                  BID PRICES
                                                             --------------------
                                                              HIGH          LOW
                                                             -------      -------
   FISCAL 1999 First Quarter                                    1.50         0.50
               Second Quarter                                  1.375         1.00
               Third Quarter                                  1.1875         0.50
               Fourth Quarter                                 0.8125       0.6875

   FISCAL 2000 First Quarter                                   0.875       0.6875
               Second Quarter                                1.78125      0.46875
               Third Quarter                                   1.125      0.78125
               Fourth                                        0.96875       0.4375

   FISCAL 2001 First Quarter (through January 22, 2001)       1.1875      0.40625

The market for the common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2000 the Company had approximately 760 holders of record of its common stock.

Between December 1999 and February 2000, we borrowed $400,000 from a related party who is the largest shareholder. The terms of the notes provided for conversion into our securities on terms to be mutually agreed. On February 24, 2000, the notes were converted into shares offered in a private placement discussed later. We issued 405,206 shares of common stock and 202,603 redeemable detachable three-year warrants to purchase common stock at an exercise price of $2.00 per share at fair market value of $405,206 in connection with the conversion of convertible notes payable and accrued interest totaling $5,206.

On November 1, 1999, warrants were exercised resulting in the purchase of 18,210 shares of common stock and we received net proceeds of $1,821.

In December 1999, we granted 10,000 warrants at $0.5938 per share to a firm which provides services in the design and fabrication of EDI components. The warrants expire on January 1, 2003.

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

In a February 2000 private placement offering, we sold units consisting of 25,000 shares of common stock and 12,500 redeemable detachable three-year warrants to purchase common stock at an exercise price of $2.00 per share. The warrants are redeemable at $0.05 per warrant if the price of common stock equals or exceeds $4.00 per share for 30 consecutive business days. We issued units representing 660,000 shares of common stock and 330,000 warrants for net proceeds of $660,000. Of these private placement securities, 500,000 shares and 250,000 warrants were issued to a related party who is our largest shareholder.

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

In August 2000, in connection with a private placement offering, we issued to the majority shareholder referenced above 500,000 shares of common stock and 250,000 five-year detachable warrants to purchase common stock at $1.25 per share. We received net proceeds of $500,000 as a result of this transaction.

On September 11, 2000, in connection with consulting services to be rendered over a two year period, we granted 200,000 warrants to purchase common stock at $0.78125 per share which expire on September 11, 2005. The fair value of the warrants, $154,000, will be recorded over the consulting period. An additional 100,000 warrants were issued to this individual on September 11, 2000. Such additional warrants, also exercisable at $0.78125 per share, vest pursuant to a finder's fee arrangement if and when we receive up to $1 million in financing, whether investment or loans, as a result of finder's efforts. The aggregate fair value of these additional warrants, which also expire on September 11, 2005, may result in a total expense of $77,000 if vesting should occur within the one-year term of the finder's fee agreement.

On September 11, 2000, our subsidiary, Micro Imaging Technology, issued 300,000 and 200,000 shares of its common stock in connection with the above consulting and finder's fee agreements, respectively. MIT retains the right to repurchase certain of the common stock at the original purchase price of $0.01 per share, as follows:

- Approximately 342 shares of MIT common stock may be repurchased for each calendar day that the consulting agreement is terminated earlier than its original September 11, 2002 termination date; and

- MIT may repurchase up to the entire 200,000 common shares issued in the event that no financing is raised under the finder's fee agreement. If financing is raised under the agreement, but is less than $1 million, the number of shares to be repurchased will be determined using the amount of financing actually raised as the numerator and $1 million as the demonimator, with the result to be multiplied by 200,000 and then subtracted from the 200,000 shares.

Between November 1, 1999 and October 31, 2000, we granted a total of 365,000 options to purchase Common Stock to employees and Board members pursuant to the 1999 Stock Option Plan and outside of the Plan as follows:

- In August 2000, 10,000 options were granted to each of the five Directors of the Company with a ten-year term at $0.78125 per share. Such options were granted as an annual stipend for services rendered to the Board.

- In December 1999, we granted a total of 165,000 options to purchase Common Stock at $0.59375 per share to three employees. The options are exercisable in equal annual increments commencing on January 1, 2000 and expire on January 1, 2005.

- In March 2000, we granted a total of 150,000 options to purchase Common Stock to three employees of the Company at prices ranging from $0.8375 to $0.9375 per share. The options vest in varying annual increments and expire through March 2006.


In January 2001, the Board of Directors granted 250,000 five-year warrants to Mr. Anthony Frank at an exercise price of $0.47 per share. Such warrants were granted in recognition for his assistance to us over the years.

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

FISCAL YEARS ENDED OCTOBER 31, 1999 AND 2000

Sales increased in fiscal 2000 by $282,658 as compared to fiscal 1999 primarily due to enhanced efforts to market the EDI product line and our ion exchange membrane products. The increase in sales was partially offset by a decrease in sales of our Hydro Components products due to a decrease in marketing personnel during the period. In November 2000, we sold the Hydro Components assets to an unaffiliated third party purchaser.

Costs of goods sold for fiscal 2000 increased by $448,562 compared to 1999. This increase primarily results from an increase in sales over the same period and an increase in depreciation expense on new manufacturing equipment placed in service in fiscal 2000.

Research and development expenses for fiscal 2000 decreased by $216,127 compared to fiscal 1999. These expenses primarily arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease results, in part, from a reduction in amortization expense relating to proprietary technology when the net book value of the technology was offset against shares issued for the technology that were cancelled in the fiscal year ended October 31, 1999. The decrease also reflects a significant reduction in expenditures compared to fiscal 1999 when substantial funds were expended for supplies during the preliminary research phases on our micro imaging and membrane technologies. Research on the latter technology was completed in December 1999. Although research on our micro imaging technology is ongoing, equipment and supplies acquired in fiscal 1999 are generally sufficient to continue the current development activities.

General and administrative expenses for fiscal 2000, consisting of salaries, consulting and other operating expenses, decreased by $138,726 as compared to fiscal 1999. The decrease results primarily from a $92,144 decrease in salaries and related expenses and a $157,140 decrease in various overhead expenses. These decreases were partially offset by a $110,558 increase in consulting expenses reflecting the cost of issuing warrants in partial payment for services rendered.

Interest income arose from short-term investments and decreased by $4,563 for the fiscal period ended October 31, 2000 as compared to the prior year period, reflecting a reduction in available working capital. Interest expense for fiscal 2000 increased by $6,738 compared to the prior period primarily due to short-term loans, as well as equipment and automobile financing activities.

We realized a net loss before income taxes of $1,779,815 for fiscal 2000, representing a decrease of $178,029 from the prior year level. The decrease reflects an increase in sales and a substantial reduction in research and development as well as other expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, we had working capital of $311,982. This represents a working capital increase of $112,526 compared to that reported at October 31, 1999 and primarily reflects the profitable sales activities of the newly operational membrane division.

Our primary sources of working capital have been from short term loans and from the sale of private placement securities. Between December 1999 and February 2000, we borrowed $400,000 from Mr. Anthony Frank, a majority shareholder, at a 10% annual interest rate. During the nine months ended July 31, 2000, we received $1,065,206 from the sale of 1,065,206 shares of common stock and 532,603 warrants to purchase common stock at $2.00 per share. Of the proceeds received, $400,000 represented the conversion of principal loans, plus $5,206 in accrued interest, on the loans we had received from Mr. Anthony Frank. Between August and October 2000, we received an additional $500,000 from Mr. Frank on the private placement sale of 500,000 shares of common stock and 250,000 warrants to purchase common stock at $1.25 per share both of Electropure, Inc. and of our subsidiary, Micro Imaging Technology.

During the latter part of fiscal year 1999, we curtailed our marketing activity on the EDI product while modifications could be effected to the EDI design and the ion permeable membrane derived from the Hydro Components acquisition could be developed. Sales began in late December 1999 of the new EDI model called XL, which incorporates the more cost-effective ion permeable membranes. Sales of EDI products were up over 82% compared to the prior fiscal year period and are expected to continue on this relative upward climb.

PLAN OF OPERATION

In the opinion of management, available funds, funds to be realized on the collection of accounts receivable from product sales and proceeds from the sale of Series D preferred stock to Mr. Frank over a five month period beginning in January 2001 is expected to satisfy our working capital requirements through June 2001.

In February 2000, we formed two Nevada corporations which are wholly-owned subsidiaries of Electropure:

- Micro Imaging Technology was formed to conduct research and development operations on the detection and identification of fluid-borne microorganisms. We filed a patent application on this technology in February 2000.

- We formed Electropure EDI, Inc. to conduct manufacturing and sales operations for the EDI line of products. U.S. and foreign patents have recently been filed on the ion permeable membrane utilized in the EDI product.

In July 2000, we transferred all of the respective assets and liabilities to these subsidiaries in exchange for 12,000,000 shares of common stock with one
(1) vote per share; 1,000,000 shares of preferred stock with five (5) votes per share; and 250,000 options to purchase common stock at $0.01 per share. We may also enter into a future management agreement with each subsidiary on terms to be negotiated.

In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment expires on May 8, 2001 and provides that our representative receive a 10% commission on all EDI orders in the stated territories. In December 2000, we entered into a similar business arrangement with companies in Connecticut and Canada granting distribution rights in the Northeast United States and in the People's Republic of China, respectively.

Currently, we are seeking short term working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MIT research program. This approach is intended to optimize the value of our EDI technology and the MIT System as we discuss licensing and/or joint venture arrangements with potential candidates. The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner.

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

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

                      NAME                 AGE             POSITION
                      ----                 ---             --------
               William F. Farnam *          80        Director (Chairman)

               Randall P. Frank *           38             Director

               Randolph S. Heidmann *       50             Director

               Arthur Lipper III *          69             Director

               Floyd H. Panning *           72      Director, President and
                                                    Chief Executive Officer

               Catherine Patterson          48      Chief Financial Officer
                                                         and Secretary

----------

* All directors currently serve as members of the Audit Committee, with Mr. Lipper as the Chairman of the Committee.

WILLIAM F. FARNAM, 80, was named to the Board of Directors on August 5, 1997. Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Los Angeles Forum for sports entrepreneur Jack Kent Cooke. He served the City of Inglewood, California for 20 years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982. Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California. He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired. Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

RANDALL P. FRANK, 38, joined the Board of Directors on October 25, 1997. Mr. Frank, is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder. Between 1992 and 1995, Randall Frank worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. He has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management, also known as Thunderbird.

RANDOLPH S. HEIDMANN, 50, was employed by us between September 1990 and November 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which we planned to engineer into our product line. He was named to the Board of Directors in September 1991. Prior to joining us, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Between 1991 and June 1999, Mr. Heidmann served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. Currently, Mr. Heidmann provides independent electrical engineering consulting services. He holds a BS degree in Physics from the University of California at Davis.

ARTHUR LIPPER III, 69, has provided financial and management consulting services to us since May 1998 and was elected to the Company's Board of Directors in June 1999. Mr. Lipper is an internationally known investment banker, financier and management consultant. He has been Chairman and Chief Executive Officer of British Far East Holdings Ltd. since August 1989 and President and CEO of Communications Management Associates since January 1994. These are privately owned companies which provide and arrange financing and offer financial and management advisory services. Mr. Lipper has been affiliated with the international financial community since 1954 and currently serves as a director or advisor to a number of publicly traded and privately owned companies.

Mr. Lipper is the author of numerous financial and investment-related books and publications and has served as the Chairman, Publisher and Editor-In-Chief of Venture Magazine. He is a member of the Financial Analysts Society of San Diego, the San Diego Press Club, and the University of California, San Diego Faculty Club. He has been a Trustee of the Kenan Institute of Private Enterprise of the Kenan-Flagler Business School at the University of North Carolina. Mr. Lipper has also served as a Director of the National Schools Committee for Economic Education and has served as Chairman and co-founder of the New York & Foreign Securities Corporation and Chairman of the Arthur Lipper Corporation and international subsidiaries, both New York Stock Exchange member firms. Mr. Lipper's stock and commodity exchange memberships have included the New York Stock Exchange, American, Midwest, Pacific Coast, Detroit, Boston, Philadelphia, Bangkok, NY Comex and NY Futures Exchange.

FLOYD H. PANNING, 72, joined the Board of Directors and was engaged by us as President and Chief Executive Officer in August 1997. Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with us to manufacture and market the EDI technology. He has been the president of EDI Components since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar revenue producing businesses that were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

CATHERINE PATTERSON, 48, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director. See "MANAGEMENT - Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

Michael Snow, 43, a Ph.D. in Chemical Engineering, is General Manager of Electropure EDI, Inc., a wholly owned subsidiary. Dr. Snow has nine years experience in water purification industries and fourteen years experience in product development and marketing of consumer, environmental, and membrane separation devices. Dr. Snow has an extensive background in manufacturing and quality control as well as budget and profit and loss responsibility. Prior to joining Electropure in October 1998, he was Vice President of Research and Development for Desalination Systems, Inc. from February 1992 to November 1995 where he was responsible for new product development and manufacturing processes. From November 1995 to August 1998, Dr. Snow served as General Manager of the Membrane Division of Osmonics/Desal where he was responsible for overall operations and key customer sales for their $10 million annual membrane production operation. He received his Bachelor of Science degree in Engineering from U.C.L.A., and his Master of Science and Ph.D.
degrees in Chemical Engineering from M.I.T.


David Haavig, 46, a Ph.D. in Physics, joined Electropure in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, all current directors, officers and beneficial owners of more than 10 percent of any class of equity securities have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2000:

              NAME OF                           TYPE OF                  NO. OF TRANSACTIONS
          REPORTING PERSON                  REPORT FILED LATE               REPORTED LATE
          ----------------                  -----------------            -------------------
    William F. Farnam             Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Randall P. Frank              Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Randolph S. Heidmann          Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Arthur Lipper III             Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1
    Floyd H. Panning              Form 4 - Statement of Changes in
                                                 Beneficial Ownership             1


ITEM 10.       EXECUTIVE COMPENSATION

In November 1999, the Board of Directors established a Compensation and Benefits Committee to oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers. The following Directors currently serve on this Committee: Randall P. Frank, Arthur Lipper III and William F. Farnam as Chairman.

Floyd Panning, who joined us as Chief Executive Officer in August 1997, is being compensated at the rate provided in his employment agreement that is described below under "Employment Agreement."

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2000, 1999, and 1998 to the chief executive officer.

                                                         OTHER ANNUAL
                  NAME AND                   SALARY      COMPENSATION       AWARDS
             PRINCIPAL POSITION      YEAR    ($)(1)        ($) (2)        OPTIONS (#)
             ------------------      ----    ------      ------------     -----------
           FLOYD H. PANNING
               President and         2000   $108,927           -               -
               Chief Executive
               Officer               1999     97,751           -               -

                                     1998     87,346           -          250,000 (3)

(1) "Employment Agreement."

(2) We are not required to report the value of personal benefits unless the aggregate dollar value for 1999 was at least 10 percent of the executive officer's salary and bonus or $50,000.

(3) In March 1998, we granted Mr. Panning 250,000 options to purchase common stock at an exercise price of $1.125 per share. The options, which expire in March 2008, vest in increments of 50,000 over a five-year period beginning on the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation of executive officers is determined by the Board of Directors. In connection with the License Termination Agreement with EDI Components, the Board of Directors negotiated Mr. Floyd Panning's Employment Agreement as President and Chief Executive Officer of Electropure.

EMPLOYMENT AGREEMENT

Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer. Mr. Panning has the unilateral option to extend his employment for a period of two years. The agreement provides Mr. Panning with five weeks' vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us. Pursuant to the terms of the agreement, Mr. Panning also received 125,000 warrants to purchase common stock at $0.28125 per share. The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement. The agreement also provides for the following:

- A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing. Each year thereafter, the base salary shall automatically increase by an amount equal to five percent. Mr. Panning's base salary is currently $8,400 per month.

- Upon realizing the above minimum financing, we agreed to reimburse Mr. Panning for $63,700 in wages deferred while he was employed at EDI Components. A $25,000 promissory note issued by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase common stock at $0.50 per share, will be satisfied with the deferred wages, net of normal federal, state and local income and payroll taxes. Mr. Panning agreed to waive any remaining balance of deferred wages after payment of the promissory note with interest.

- Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Board of Directors during the term of his employment. In the meantime, Mr. Panning has been named to the Board of Directors as his nominee.

- Mr. Panning may, without cause, terminate his employment and retain the right to the following percentage of his base monthly salary:

    YEAR OF                      PERCENT
  TERMINATION                   OF SALARY
  -----------                   ---------
       1                           60%
       2                           70%
       3                           80%
       4                           90%
       5                          100%
     6 - 7                         0%

- Any termination of employment by us shall immediately vest all 125,000 warrants granted to Mr. Panning under the agreement. In addition, termination by us of Mr. Panning's employment without cause, shall automatically accelerate the issuance of Additional Shares due EDI's investors under the License Termination Agreement at the then fair market value; provided, however, Mr. Panning's successor has not been approved by simple majority vote of EDI Components' investors, excluding Mr. Panning.

COMPENSATION OF DIRECTORS

In August 1997, we authorized an annual issuance of 10,000 ten-year warrants to purchase common stock to each Director for service to the Company at a 25% discount to the fair market value of the common stock as of the date of grant. In August 1998, 10,000 warrants to purchase common stock were issued to each of the then five Directors at the ten fair market value of $1.375 per share. An additional 10,000 ten-year warrants were issued to each Director in August 1999 at an exercise price of $0.9375 per share.

In August 2000, in accordance with the above resolution, we issued 10,000 ten-year warrants to purchase common stock to each of the five Directors at the fair market value of $0.78125 per share.

In January 2001, the Board of Directors authorized the issuance of 50,000 options to purchase common stock at $0.50 per share to each director subject to an approval by our shareholders at the next Annual Meeting of Shareholders to increase the authorized number of options issuable under the 1999 Stock Option Plan. See Item 10 - "Executive Compensation - Stock Option Plan."

STOCK OPTION PLAN

The Company has adopted a 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options for 1 million shares of common stock. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

Since November 1, 1998, we have granted options for our common stock to the following current officers and directors pursuant to the Plan and outside of the Plan as follows:

                                        Number of          Range of                          Net
                                     Shares Subject    Exercises Prices       Options      Realized
         Name                          to Options          Per Share         Exercised    Value (1)
         ----                        --------------    ----------------      ---------    ---------
Communications Management (2)            20,000        $0.78125 - 0.9375         -            -
William F. Farnam                        20,000        $0.78125 - 0.9375         -            -
Randall P. Frank                         20,000        $0.78125 - 0.9375         -            -
Randolph S. Heidmann                     20,000        $0.78125 - 0.9375         -            -
Floyd H. Panning                         20,000        $0.78125 - 0.9375         -            -

(1) The market price of the common stock on the date exercised less the exercise price.

(2) Arthur Lipper III is an executive officer of Communications Management. Mr. Lipper disclaims beneficial ownership of the options and has no control over the disposition or the voting control, if any, of the options.

On January 11, 2001, the Board of Directors authorized the issuance of up to 850,000 options to purchase common stock at $0.50 per share to the officers, directors and key employees listed below. The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the Plan.

                                         Relationship to the       No. of Options
         Name                                  Company                Issuable
         ----                          -----------------------     --------------
                                       Director, President and
    Floyd H. Panning                   Chief Executive Officer         250,000
                                       Director, President and
    Floyd H. Panning                   Chief Executive Officer         250,000         (1)
    William F. Farnam                         Director                 50,000          (1)
    Randall P. Frank                          Director                 50,000          (1)
    Randolph S. Heidmann                      Director                 50,000         (1)(2)
    Communications Management                 Director                 50,000         (1)(3)
                                       Secretary and Chief
    Catherine Patterson                   Financial Officer            50,000
                                       General Manager, Micro
    David Haavig                         Imaging Technology            50,000
                                       General Manager,
    Michael Snow                        Electropure EDI, Inc.          50,000

(1) Issuance subject to successfully concluding the purchase of the building we currently occupy and a manufacturing or strategic alliance arrangement for the sales of EDI products or Electropure EDI equity interests.

(2) Issuance also subject to acceptance by us of the power supply prototype currently under development by Mr. Heidmann.

(3) Arthur Lipper III is an executive officer of Communications Management. Mr. Lipper disclaims beneficial ownership of the options and has no control over the disposition or the voting control, if any, of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 22, 2001 with respect to the common stock, Class B common stock, Series C Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

                                COMMON                   CLASS B          SERIES C          CONVERTIBLE                 % OF
                                STOCK        % OF        COMMON   % OF    PREFERRED  % OF    PREFERRED       % OF      VOTING
        NAME                    (1)(2)       CLASS       STOCK    CLASS   STOCK (3)  CLASS    STOCK(4)       CLASS     POWER(5)
--------------------------    ---------    ---------     -------  -----   ---------  -----  -----------      -----     --------
William F. Farnam               136,918        1.0%          --     --          --     --          --           --            *


Anthony M. Frank
320 Meadowood Court
Pleasant Hill, CA 94523       6,187,551       40.6%          --     --     250,000    100%         --           --         31.7%


Randall P. Frank(7)             423,898        2.8%          --     --          --     --          --           --          2.2%


Randolph S. Heidmann             40,000          *           --     --          --     --          --           --            *

Arthur Lipper III(6)                 --         --           --     --          --     --          --           --           --


Harry M. O'Hare, Sr
2035 Huntington Dr. #1
S. Pasadena, CA 91030             2,500          *       83,983    100%         --     --     931,629         35.8%         8.2%


Floyd H. Panning
23456 South Pointe Drive
Laguna Hills, CA 92653          846,792        5.6%          --     --          --     --       7,500            *          4.4%


Catherine Patterson             210,112        1.4%          --     --          --     --       2,906            *          1.1%

All officers and directors
as a group (6 persons)        1,657,720       10.9%          --     --          --     --      10,406            *          8.6%

---------

*       Less than 1%

**      Includes address of five percent or more shareholders of any class.

(1) Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share. If these shares of common stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 1,657,720 shares (10.8%) of common stock, respectively.

(2) Includes currently outstanding warrants or options to purchase an aggregate of 5,858,827 shares of common stock.

(3) The Series C Convertible Preferred Stock is convertible into common stock, at the rate of two shares of common stock for each preferred share converted at the option of the holder.

(4) The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share. We intend to redeem the Convertible Preferred Stock during fiscal 2001.

(5) Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share; Class B common stock, which carries eight votes per share; and Series C Convertible Preferred Stock, which have no voting rights.

(6) Excludes warrants to purchase 175,000 shares of common stock at $1.06 per share, expiring on May 14, 2006, 10,000 options to purchase common stock at $0.9375 per share, expiring on August 13, 2009, and 10,000 options to purchase common stock at $0.78125 per share, expiring on August 14, 2010, all of which are beneficially owned by Communications Management Associates for which Arthur Lipper III disclaims beneficial ownership. Arthur Lipper III is an executive officer of Communications Management and has no control over the disposition or the voting control, if any, of the securities. Also excludes 850,000 options issuable under the 1999 Stock Option Plan which may be issued upon shareholder approval to increase the number of options available under the Plan. See Item 10 "Executive Compensation - Stock Option Plan."

(7) Mr. Randall Frank is the son of Anthony M. Frank.. See "MANAGEMENT - Directors and Executive Officers."

In order to comply with conditions imposed by the Commissioner of Corporations of the State of California, in connection with the public offering of Units in June 1987, Harry M. O'Hare, Sr. and his former, late wife, Sandra O'Hare, agreed that until these conditions are lifted by order of the Commissioner, all the shares of Class B common stock and Convertible Preferred Stock held by them (except for 107,848 shares of Convertible Preferred Stock issued in July 1988 to Harry M. O'Hare, Sr.) and any common stock received upon conversion of the Class B common stock and Convertible Preferred Stock, will be subject to the following conditions which shall be referenced in a legend on the certificates for the shares:

- the shares will not participate in dividends, other than stock dividends;

- the shares will not participate in any distribution of assets in the event of liquidation; and

- the shares may not be transferred without prior written consent of the Commissioner except for transfer pursuant to order or process of any court.

The issuance of an order lifting the conditions is in the sole discretion of the Commissioner. However, under the Commissioner's Rules, such an order will generally be issued when we have demonstrated a satisfactory earnings record, as defined in the Rules, and we understand that in practice such an order will also be issued in the event of a merger, consolidation, or liquidation in which the holders of the common stock have received a satisfactory return on the shares.

In October 1998, we agreed to seek the approval of our shareholders to enter into an agreement with Mr. O'Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions. If approved, the agreement would provide for the transfer of all our securities held by Mr. O'Hare's to the creditors, including us, in exchange for monthly payments of $1,000 and extinguishment of debt owed by Mr. O'Hare. Our shareholders approved the agreement at the Annual Meeting of Shareholders held on June 26, 1999. As of November 2000, the Commissioner had essentially indicated its intent to deny the petition which has now been abandoned.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MR. WILLIAM FARNAM

On October 8, 1998, Mr. Farnam exercised 1,250 and 1,668 warrants to purchase common stock that had been assigned to him by the original holder of the warrants on October 2, 1998. In a September 1998 private placement offering, the original $9.00 and $15.00 exercise price of the warrants had been reduced to $1.00 per share.

MR. ANTHONY FRANK

In fiscal year 1998, we borrowed $400,000 from Mr. Frank and issued notes which provided for conversion of the loans into shares of our common stock at any time. The intrinsic value of the beneficial conversion features was determined, and additional paid-in capital and interest expense of $400,000 was recognized. We issued 206,186 and 136,473 shares of common stock in connection with the conversion of the notes payable on January 29, 1998 and March 25, 1998, respectively. Consequently, a total of 342,659 shares of common stock were issued to Mr. Frank at fair market value of $672,897 in connection with the conversion of the notes payable and accrued interest totaling $409,847.

On January 15, 1999, Mr. Frank purchased 1,000,000 shares of Series B Convertible Preferred Stock, $1 par value, for $1 million. Each share of Series B Stock carries four votes per share and is convertible into common stock, on a share-for-share basis, at any time at Mr. Frank's option. The Series B Preferred Stock are automatically convertible, however, if either of the following events occur:

- We shall make a public offering of any of its securities under the terms of an underwriting agreement with a securities dealer or underwriter; or

- The common stock shall be admitted for listing on a national securities exchange market system or the NASDAQ System where it may then be traded.

In July 1999, Mr. Frank purchased 900,000 shares of common stock and 450,000 three-year warrants to purchase common stock in a private placement offering and paid the sum of $900,000.

The warrants are exercisable at $2.00 per share and are redeemable by us for $0.05 each if the common stock shall equal or exceed $4.00 per share for thirty consecutive trading days.

On December 13, 1999 Mr. Frank executed a two-year convertible term note by which Mr. Frank has agreed to loan to us $200,000 at the rate of 10% annual interest. Mr. Frank loaned us an additional $100,000 under similar terms on January 25, 2000 and on February 10, 2000. On February 25, 2000 Mr. Frank converted these principal loans, plus $5,206 in accrued interest thereon, into
16.2 Units of a private placement offering, each Unit consisting of 25,000 shares of common stock and 12,500 three-year warrants to purchase common stock at $2.00 per share. The warrants are redeemable by us at $0.05 per warrant at any time the common stock shall equal or exceed $4.00 per share for thirty consecutive trading days.

On March 6, 2000 Mr. Frank purchased an additional twenty Units of the above private placement offering for the purchase price of $25,000 per Unit, or a total of $500,000.

On August 2, 2000, Mr. Frank purchased 33.33 Units of a private placement offering conducted by Electropure. Each Unit of securities acquired consists of 15,000 shares of common stock and 7,500 warrants to purchase common stock at $1.25 per share. In addition, each Unit provides for the issuance of 7,500 warrants to purchase, at $1.25 per share, the common stock of Micro Imaging Technology, a wholly-owned subsidiary of Electropure. All of the warrants expire on June 30, 2005 and are exercisable commencing on July 31, 2001, unless the securities of Micro Imaging Technology become publicly traded prior thereto, in which case the MIT warrants shall be exercisable immediately. Mr. Frank received 500,000 shares of Electropure common stock, 250,000 warrants to purchase Electropure common stock, and 250,000 warrant to purchase Micro Imaging Technology common stock pursuant to this transaction.

In January 2001, Mr. Frank loaned us $1,000,000 for three years at 8% annual interest as the down payment to purchase the building we currently occupy. Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 18, 2004.

In January 2001, Mr. Frank converted 1,000,000 shares of Series B convertible preferred stock each with four (4) votes per share into 250,000 shares of Series C convertible preferred stock which carry no voting rights. Each series of preferred stock have an aggregate liquidation value equal to the $1,000,000 price Mr. Frank paid in January 1999. Each one share of Series C preferred stock is convertible into two (2) shares of common stock at the option of the holder.

Also in January 2001, we agreed to sell Mr. Frank up to 250,000 shares of Series D convertible preferred stock for $2.00 per share in 50,000 monthly increments beginning on January 26, 2001. Each share of Series D preferred shares has a liquidation value of $2.00 per share and is convertible, at the option of Mr. Frank, into two (2) shares of common stock.

MR. RANDALL FRANK

Randall Frank is the son of our majority shareholder, Anthony M. Frank.

On September 21, 1998, Mr. Frank exercised 1,250 and 1,112 warrants to purchase common stock at $1.00 per share in a private placement offering that temporarily reduced the original $9.00 and $15.00 exercise price of the warrants.

MR. RANDOLPH S. HEIDMANN

Between August 1998 and October 31, 1999, we paid Mr. Heidmann a total of $42,000 under an arrangement to develop exclusive technology relating to a new design of a power supply which may be used with the EDI water treatment product. The parties intend to negotiate an agreement where we will acquire the rights to said technology once a prototype has been developed. Funds paid to Mr. Heidmann under this arrangement will be credited toward the acquisition price to be negotiated. During the fiscal year ended October 31, 2000, an additional $29,500 has been paid to Mr. Heidmann under this arrangement.

MR. ARTHUR LIPPER III

In May 1998, we entered into a three-year agreement with Communications Management Associates for financial and management consulting services at the rate of $2,500 per month. Mr. Lipper is the president of Communications Management and is the primary contact for us under the consulting arrangement. Concurrent with the commencement of the agreement, we granted Communications Management 25,000 warrants to purchase common stock and 50,000 warrants each year thereafter for a period of three years. The warrants are exercisable at $1.06 per share and expire on May 13, 2006.

MR. PANNING

On March 25, 1998, Mr. Panning was granted 250,000 ten-year warrants to purchase common stock at $1.125 per share. The warrants are exercisable in annual increments of 50,000, beginning on the grant date, to vest over a five-year period; provided, however, that Mr. Panning is employed by us on the exercise date.

MISCELLANEOUS

The Board of Directors has adopted a policy that no transaction between us and any officer, director, employee or members of their family shall be entered into without the full disclosure of the transaction to and the approval of the transaction by the non-interested members of the Board of Directors. Furthermore, except for routine supply and sales agreement, no agreements will be entered into regarding royalties, distributorships, supply agreements, sales agreements, the borrowing of money or the sale or granting of securities or options or the leasing or buying of property by us, or any other type of contract over three months or $50,000 without the approval of the Board of Directors.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.      Financial Statements

                Independent Auditor's Report

                Balance Sheets as of October 31, 2000 and 1999

                Statements of Operations for the years ended October 31, 2000 and 1999

                Statements of Shareholders' Equity for the years ended October 31, 2000 and 1999

                Statements of Cash Flows for the years ended October 31, 2000 and 1999

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

-----------

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

Dated:  January 22, 2001


                                           ELECTROPURE, INC.


                                           BY      /S/  CATHERINE PATTERSON
                                             -----------------------------------
                                                    CATHERINE PATTERSON
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURES


/S/  WILLIAM F. FARNAM                        Director              January 24, 2001
-----------------------------
WILLIAM F. FARNAM

                                              Director              January __, 2001
-----------------------------
RANDALL P. FRANK

                                              Director              January __, 2001
-----------------------------
RANDOLPH S. HEIDMANN


/S/  ARTHUR LIPPER III                        Director              January 23, 2001
-----------------------------
ARTHUR LIPPER III


/S/  FLOYD H. PANNING                  Chief Executive Officer      January 23, 2001
-----------------------------                and Director
FLOYD H. PANNING

                                           Chief Financial
/S/  CATHERINE PATTERSON                 Officer (Principal         January 23, 2001
-----------------------------              Financial and
CATHERINE PATTERSON                      Accounting Officer)

                                ELECTROPURE, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000



Report of Independent Auditors...........................................................1


Consolidated Financial Statements of Electropure, Inc.:


    Consolidated Balance Sheets, October 31, 2000 and 1999...............................2


    Consolidated Statements of Operations For Each of the Two Years in the
      Period Ended October 31, 2000 .....................................................4


    Consolidated Statements of Shareholders' Equity For Each of the Two Years in
      the Period Ended October 31, 2000..................................................5


    Consolidated Statements of Cash Flows For Each of the Two Years in the
      Period Ended October 31, 2000......................................................7


Notes to the Consolidated Financial Statements..........................................10

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Electropure, Inc.


We have audited the accompanying consolidated balance sheets of Electropure, Inc. as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electropure, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.

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

/s/ Kelly & Company

Kelly & Company
Newport Beach, California

January 17, 2001

                                ELECTROPURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 2000 AND 1999


                                     ASSETS

                                        2000            1999
                                     ----------      ----------
Current assets:
      Cash and equivalents           $  180,918      $  204,328
      Cash, restricted                   15,000              --
      Trade accounts receivable          83,322          97,745
      Inventories                       172,785         204,888
      Prepaid legal fees                 92,500          92,500
      Other prepaid expenses              4,107          12,007
      Assets held for sale               52,163              --
                                     ----------      ----------
        Total current assets            600,795         611,468
Property and equipment, net             492,995         566,872
Acquired technology, net of
     accumulated amortization            91,945         131,945
Building purchase option                105,000         105,000
                                     ----------      ----------
TOTAL ASSETS                         $1,290,735      $1,415,285
                                     ==========      ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 2000 AND 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  2000               1999
                                                                              ------------       ------------
Current liabilities:
      Trade accounts payable                                                  $    105,372       $     86,544
      Current portion of obligations under capital leases                            2,602              9,465
      Note payable to bank                                                          11,471                 --
      Note payable to officer                                                           --              7,632
      Customer deposit                                                                  --            168,755
      Accrued payroll                                                              142,680             87,986
      Other accrued liabilities                                                     26,688             51,630
                                                                              ------------       ------------
          Total current liabilities                                                288,813            412,012
Obligations under capital leases, net of current portion                             6,629              1,298
Note payable to officer, net of current portion                                         --              4,683
                                                                              ------------       ------------
TOTAL LIABILITIES                                                                  295,442            417,993
                                                                              ------------       ------------
Commitments and contingencies                                                           --                 --
Redeemable preferred stock; $.01 par value; 2,600,000 shares
   authorized, issued and outstanding at October 31, 2000 and 1999                  26,000             26,000
                                                                              ------------       ------------
Shareholders' equity:
      Series B convertible preferred stock; $1.00 par value;
        1,000,000 shares authorized, issued and outstanding (Note 26) at
         October 31, 2000 and 1999.                                              1,000,000          1,000,000
      Common stock; $.01 par value; 20,000,000 shares authorized;
        9,377,341 and 7,791,425 shares issued and outstanding at October
        31, 2000 and 1999, respectively.                                            93,773             77,914
      Class B common stock; $.01 par value; 83,983  shares
        authorized, issued and outstanding at October 31, 2000 and 1999                840                840
      Additional paid-in capital                                                22,709,444         20,971,537
      Accumulated deficit                                                      (22,798,864)       (21,018,249)
      Notes receivable on common stock                                             (35,900)           (60,750)
                                                                              ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                                         969,293            971,292
                                                                              ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  1,290,735       $  1,415,285
                                                                              ============       ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


                                                   2000              1999
                                            -----------       -----------
Net sales                                   $   978,223       $   695,565
Cost of sales                                 1,346,948           898,386
                                            -----------       -----------
      Gross profit (loss)                      (368,725)         (202,821)
                                            -----------       -----------
Operating costs and expenses:
      Research and development                  434,770           650,897
      Salaries                                  272,553           364,697
      Consulting                                353,950           243,392
      Other operating expenses                  343,653           500,793
                                            -----------       -----------
      Total operating expenses                1,404,926         1,759,779
                                            -----------       -----------
Loss from operations                         (1,773,651)       (1,962,600)
                                            -----------       -----------
Other income (expense):
      Interest income                             9,689            14,252
      Interest expense                           (8,154)           (1,416)
      Other income (expense), net                (7,699)           (8,080)
                                            -----------       -----------
Other income (expense), net                      (6,164)            4,756
                                            -----------       -----------
Loss before provision for income taxes       (1,779,815)       (1,957,844)
      Provision for income tax                     (800)             (800)
                                            -----------       -----------
NET LOSS                                    $(1,780,615)      $(1,958,644)
                                            ===========       ===========

NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.21)      $     (0.23)
                                            ===========       ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               ELECTROPURE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000





                                                             Series B                                    Series B
                                                            Convertible                      Class B    Convertible
                                                             Preferred       Common          Common      Preferred        Common
                                                               Shares         Shares         Shares       Stock           Stock
                                                            -----------     ----------       ------     -----------      --------
Balance, October 31, 1998 as restated                               --       8,618,925       83,983              --      $ 86,189
       Common shares issued upon exercise of options                --           2,500           --              --            25
       Common shares and warrants issued on
          private placement                                         --       1,020,000           --              --        10,200
       Common shares issued as prepaid legal fees                   --         100,000           --              --         1,000
       Common shares cancelled pursuant to a settlement             --      (1,950,000)          --              --       (19,500)
       Class B convertible preferred shares issued in a
          private placement to a related party               1,000,000              --           --      $1,000,000            --
       Options and warrants granted to employees and
          consultants for services                                  --              --           --              --            --
       Net loss                                                     --              --           --              --            --
                                                             ---------      ----------       ------      ----------      --------
Balance, October 31, 1999                                    1,000,000       7,791,425       83,983      $1,000,000      $ 77,914
                                                             ---------      ----------       ------      ----------      --------


                                                         Class B      Additional
                                                          Common        Paid-in          Accumulated   Note Receivable
                                                          Stock        Capital            Deficit       Common Stock       Total
                                                         -------     ------------       ------------   ---------------  -----------
Balance, October 31, 1998 as restated                      $840      $ 20,032,205       $(19,059,605)     $(60,750)     $   998,879
       Common shares issued upon exercise of options         --             1,225                 --            --            1,250
       Common shares and warrants issued on
          private placement                                  --         1,009,800                 --            --        1,020,000
       Common shares issued as prepaid legal fees            --            99,000                 --            --          100,000
       Common shares cancelled pursuant to a settlement      --          (273,000)                --            --         (292,500)
       Class B convertible preferred shares issued in a
          private placement to a related party               --                --                 --            --        1,000,000
       Options and warrants granted to employees and
          consultants for services                           --           102,307                 --            --          102,307
       Net loss                                              --                --         (1,958,644)           --       (1,958,644)
                                                           ----      ------------       ------------      --------      -----------
Balance, October 31, 1999                                  $840      $ 20,971,537       $(21,018,249)     $ (60,750)    $   971,292
                                                           ----      ------------       ------------      --------      -----------


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               ELECTROPURE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


                                                               Series B                                   Series B
                                                             Convertible                     Class B     Convertible
                                                              Preferred        Common        Common      Preferred       Common
                                                                Shares         Shares        Shares        Stock         Stock
                                                             -----------      ---------      ------      ----------     ---------

Balance, October 31, 1999                                      1,000,000      7,791,425      83,983      $1,000,000      $77,914
       Common shares issued upon exercise of warrants                 --         18,210          --              --          182
       Common shares issued for consulting services                   --          2,500          --              --           25
       Common shares and warrants issued in a private
          placement                                                   --      1,065,206          --              --       10,652
       Common shares and warrants issued in a private                 --
          placement                                                   --        500,000          --              --        5,000
       Options and warrants granted to employees and
          consultants for services                                    --             --          --              --           --
       Interest recognized to notes receivable for common
          shares                                                      --             --          --              --           --
       Write-off of note receivable and accrued interest
          on exercise of warrants for common shares                   --             --          --              --           --
       Net loss                                                       --             --          --              --           --
                                                               ---------      ---------      ------      ----------      -------
Balance, October 31, 2000                                      1,000,000      9,377,341      83,983      $1,000,000      $93,773
                                                               =========      =========      ======      ==========      =======

                                                            Class B     Additional
                                                            Common       Paid-in       Accumulated    Note Receivable
                                                             Stock       Capital         Deficit        Common Stock       Total
                                                            -------    ------------    ------------   ---------------   -----------

Balance, October 31, 1999                                    $840      $ 20,971,537    $(21,018,249)      $(60,750)     $   971,292
       Common shares issued upon exercise of warrants          --             1,639              --             --            1,821
       Common shares issued for consulting services            --             2,142              --             --            2,167
       Common shares and warrants issued in a private
          placement                                            --         1,054,554              --             --        1,065,206
       Common shares and warrants issued in a private
          placement                                            --           495,000              --             --          500,000
       Options and warrants granted to employees and
          consultants for services                             --           214,322              --             --          214,322
       Interest recognized to notes receivable for common
          shares                                               --                --              --         (8,916)          (8,916)
       Write-off of note receivable and accrued interest
          on exercise of warrants for common shares            --           (29,750)             --         33,766            4,016
       Net loss                                                --                --      (1,780,615)            --       (1,780,615)
                                                             ----      ------------    ------------       --------      -----------
Balance, October 31, 2000                                    $840      $ 22,709,444    $(22,798,864)      $(35,900)     $   969,293
                                                             ====      ============    ============       ========      ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


                                                                           2000              1999
                                                                        -----------       -----------
Cash flows from operating activities:
     Net loss                                                           $(1,780,615)      $(1,958,644)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                       143,007            43,080
         Amortization                                                        40,000           103,747
         Provision for uncollectible accounts                                    --               560
         Issuance of options and warrants for services                      214,322           102,307
         Interest on notes receivable for common stock                       (8,916)               --
         Write off of accrued interest on notes receivable for
           common stock                                                       4,016                --
         Services provided in payment of note receivable - related
           party                                                                 --            70,627
         Issuance of shares for services                                      2,167                --
     (Increase) decrease in assets:
         Restricted cash                                                    (15,000)               --
         Trade accounts receivable                                           14,423            62,920
         Prepaid legal and other expenses                                     7,900            19,998
         Inventories                                                         32,103           115,644
         Building purchase -  option                                             --           (15,000)
         Assets held for sale                                               (52,163)               --
     Increase (decrease) in liabilities:                                         --
         Trade accounts payable                                              18,829           (40,299)
         Customer deposit                                                  (168,755)           68,755
         Accrued payroll and other accrued liabilities                       29,752            23,303
                                                                        -----------       -----------
CASH USED IN OPERATING ACTIVITIES                                        (1,518,930)       (1,403,002)
                                                                        -----------       -----------


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                      Consolidated Statements of Cash Flows

         For Each of the Two Years in the Period Ended October 31, 2000


                                                                         2000              1999
                                                                     -----------       -----------
Cash flows used in investing activities:
     Purchase of property and equipment                              $   (60,330)      $  (471,360)
     Purchase of acquired technology                                          --                --
     Increase in notes receivable, related parties                            --                --
                                                                     -----------       -----------
CASH USED IN INVESTING ACTIVITIES                                        (60,330)         (471,360)
                                                                     -----------       -----------
Cash flows provided by (used in) financing activities:
     Principal payments on notes payable                                 (26,177)               --
     Proceeds from the issuance of new note payable                       15,000                --
     Proceeds from exercise of warrants                                    1,821             1,250
     Proceeds from issuance of stock - private placement               1,160,000         1,020,000
     Proceeds from issuance of notes payable to a related party          405,206         1,000,000
                                                                     -----------       -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                  1,555,850         2,021,250
                                                                     -----------       -----------
Net increase (decrease) in cash                                          (23,410)          146,888
Cash at beginning of period                                              204,328            57,440
                                                                     -----------       -----------
Cash at end of period                                                $   180,918       $   204,328
                                                                     ===========       ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


                Supplemental Disclosure of Cash Flow Information

                                                             2000            1999
                                                           ---------       ---------
Interest paid                                              $   2,903       $   2,543
Income taxes paid                                          $   1,499       $   1,600


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Acquisition of assets in non-cash transactions:
  Assets acquired                                          $   8,800              --
  Accounts receivable, related party satisfied             $  (8,800)             --
Litigation settlement:
  Return and cancellation of common stock                         --       $ 292,500
  Surrender of acquired technology                                --       $(292,500)
Issuance of common stock for prepaid legal fees:
  Prepaid legal fees                                              --       $ 100,000
  Issuance of common stock                                        --       $(100,000)
Issuance of common stock for note receivable:
  Notes receivable received                                       --       $  35,750
  Issuance of common stock                                        --       $ (35,750)
Convertible debt retired by issuance of common stock:
  Reduction of liabilities                                 $ 405,206       $ 409,847
  Issuance of common stock                                 $(405,206)      $(409,847)


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000




1.  DESCRIPTION OF BUSINESS


    Electropure, Inc. (the "Company") manufactures and markets electrodeionization water treatment devices for commercial and industrial high purity water applications. The Company holds an exclusive patent on its electrodeionization product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies. The Company's hydro components products are sanitary heat exchangers, sample coolers for sterile steam and water, based on ion exchange membrane technology for electrodialysis, electrodeposition, and electrochemical separations. The Company's micro imaging technology is in the development phase, which, when completed, will provide a product that will enable real time identification of contamination in water and fluids.


2.  MANAGEMENT'S PLAN (UNAUDITED)


    The Company incurred net losses of $1,780,615 and $1,958,644 in fiscal years October 31, 2000 and 1999, respectively. At October 31, 2000 the Company had an accumulated deficit of $22,798,864 and is in default under the redemption provisions of its redeemable preferred stock (Note 25). Despite negative cash flows from operations of $1,518,930 and $1,403,002 in the years ended October 31, 2000 and 1999, respectively, the Company has been able to secure additional operating capital through private equity funding sources, a significant portion of which is from an individual who is a related party and the largest shareholder. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company's securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations. The Company's ability to continue as a going concern will be reliant upon its ability to gain access to equity and debt capital or achieve profitable operations. The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Consolidation


    During the year, the Company formed two wholly owned subsidiaries, Electropure EDI, Inc. ("EDI") and Micro Imaging Technology ("MIT") and transferred related assets and liabilities at cost to these entities in exchange for common and preferred stock. In addition, MIT sold 500,000 shares of its common stock to an individual for $5,000 in cash. These shares represent 4% of MIT's issued and outstanding common stock.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    Consolidation, Continued


    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary EDI and its majority owned subsidiary MIT. All material intercompany transactions have been eliminated.


    Revenue Recognition


    Revenues on the sale of the Company's products are recognized when the products are shipped. Provisions for estimated returns and allowances are made in the same period the related sales are recorded.


    Cash and Cash Equivalents


    The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, which exceeded the federally insured limits by $115,960 and $166,684 at October 31, 2000 and 1999, respectively; however, the Company has not experienced any losses in such accounts.


    Concentration of Credit Risk


    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible.


    Inventories


    Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in first-out method of valuation. The Company's management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.


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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


    Property and Equipment, Continued

                                                                     Estimated Useful
                                                                          Lives
                                                                     ----------------
         Machinery and equipment                                         5 years
         Automobiles                                                     5 years
         Furniture and fixtures                                          5 years
         Leasehold improvements                                          2 years

    Intangible Assets


    Intangible assets represent the cost of intellectual properties described as acquired patented technology and unpatented process technology and are amortized on a straight-line method over the shorter of the estimated useful life of the technology or the remaining term of the patent.


    Impairment of Long-Lived Assets


    The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 2000 and 1999.


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


    Income Taxes


    The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


    Income Taxes, Continued


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


    Product Warranty Cost


    Provision for estimated product warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.


    Research and Development


    Research and development expenditures are charged to expense as they are incurred. The Company's research and development activities include ongoing work on various uses of the micro imaging multi-angle laser light scattering technology. Additionally, efforts are continuing on development of improved production processes and cost reduction techniques for the ion permeable membranes for their application in electrodeionization products. Contract research and development expenditures are expensed as incurred.


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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


    Financial Statement Classification


    Certain amounts presented within the 1999 financial statements have been reclassified in order to conform to the 2000 financial statement presentation.


4.  CASH, RESTRICTED


    The Company maintains a certificate of deposit for $15,000 at a bank, which is restricted as it is used as collateral for a loan from the same bank. The loan has a balance of $11,471 at October 31, 2000. The certificate of deposit and the note payable both mature in April 2001.


5.  NOTE RECEIVABLE, INDIVIDUAL


    In February 1998, the Company received a note receivable from an individual with a fixed interest rate of 8% per annum. During the year ended October 31, 1999, the unpaid balance of the note plus the accrued interest was offset against a vendor contract incentive bonus earned by the same individual.


6.  INVENTORIES


    At October 31, 2000 and 1999, inventories consisted of the following:

                                                                  2000            1999
                                                                  ----            ----
       Raw materials                                          $  100,161        $  125,292
        Work in process                                            3,779                 -
        Finished goods                                            68,845            79,596
                                                              ----------        ----------
        INVENTORIES                                           $  172,785        $  204,888
                                                              ==========        ==========

7. PROPERTIES AND EQUIPMENT


    At October 31, 2000 and 1999, property and equipment consisted of the following:

                                                                  2000            1999
                                                                  ----            ----
        Machinery and equipment                               $  482,457        $  424,999
        Automobiles                                               46,297            39,797
        Furniture and fixtures                                   116,190           111,018
        Leasehold improvements                                    45,954            45,954
                                                              ----------        ----------

                                                                 690,898           621,768
           Less: accumulated depreciation                       (197,903)          (54,896)
                                                              -----------       -----------

        TOTAL PROPERTY AND EQUIPMENT, NET                     $  492,995        $  566,872
                                                              ==========        ==========

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


7. PROPERTIES AND EQUIPMENT, CONTINUED


    Depreciation expense for the years ended October 31, 2000 and 1999 was $143,007 and $43,080, respectively.


8.  ACQUIRED TECHNOLOGY


    At October 31, 2000 and 1999, acquired technology consisted of the following:

                                                                   2000              1999
                                                                   ----              ----
        Ion exchange membrane technology                       $ 200,000        $  200,000
                                                               ----------       ----------
        Total acquired technology                                200,000           200,000
           Less: accumulated amortization                       (108,055)          (68,055)
                                                               ----------       -----------

        TOTAL ACQUIRED TECHNOLOGY, NET                         $  91,945        $  131,945
                                                               =========        ==========

    Amortization expense for the years ended October 31, 2000 and 1999 was $40,000 and $103,747, respectively.


    The Company currently holds a patent on certain electrodeionization water treatment technology. This patent was issued in 1984 and will expire in 2001.


9.  CAPITAL LEASE OBLIGATIONS


    The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and was $26,825 and $17,594 at October 31, 2000 and 1999, respectively. Accumulated amortization of the leased equipment at October 31, 2000 and 1999 was approximately $6,229 and $1,787, respectively. Amortization of the leased property is included in depreciation expense.


    The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 2000 are as follows:

        2001                                                            $   4,137
        2002                                                                2,742
        2003                                                                2,742
        2004                                                                2,742
        2005                                                                  915
                                                                        ---------

        Total minimum lease payments                                       13,278
           Less: amount representing interest                              (4,047)
                                                                        ----------

        Present value of net minimum lease payments                         9,231
           Less: current maturities                                        (2,602)
                                                                        ----------

        LONG-TERM CAPITAL LEASE OBLIGATION                              $   6,629
                                                                        =========

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

10. NOTES PAYABLE


    At October 31, 2000 and 1999, notes payable consisted of the following:

                                                                                    2000              1999
                                                                                    ----              ----
        Note payable to bank, with an interest rate of 8% per annum, due in April 2001 and collateralized by a $15,000 certificate of
        deposit.                                                                 $   11,471                 -

        Note payable to officer, collateralized by an automobile, with an interest rate of 9% per annum, payable in monthly installments of
        $636 through July 15, 2001, paid in full during the year ended
        October 31, 2000.                                                                 -        $   12,315
                                                                                -----------       -----------
                                                                                     11,471            12,315
           Less: current portion                                                    (11,471)           (7,632)
                                                                                -----------       -----------

        LONG TERM PORTION OF NOTES PAYABLE                                                -        $    4,683
                                                                                ===========        ==========




    Financial Arrangement with a Related Party


    In December 1999, the Company entered into a financing arrangement with the principal shareholder. Under the terms of the agreement the principal shareholder loaned the Company $400,000 and received in return from the Company unsecured convertible notes maturing in two years with annual interest of 10%. The notes were satisfied through the issuance of units in the Company's private placement consisting of 405,206 shares of the Company's common stock and redeemable Class A warrants to purchase 202,603 shares of the Company's common stock.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


11. INCOME TAXES


    At October 31, 2000 and 1999, the components of the provision for income taxes are as follows:

                                                                 2000              1999
                                                                 ----              ----
        Current tax expense:
           Federal                                                     -                -
           State                                               $     800        $     800
                                                               ---------        ---------
                                                                     800              800
                                                               ---------        ---------
        Deferred tax expense (benefit):
           Federal                                                     -                -
           State                                                       -                -
                                                                       -                -
                                                               ---------        ---------
        TOTAL PROVISION                                        $     800        $     800
                                                               =========        =========

    Significant components of the Company's deferred income tax assets and liabilities at October 31, 2000 and 1999 are as follows:

                                                                 2000              1999
                                                                 ----              ----
        Deferred income tax assets:
           Net operating loss carryforward                  $  3,244,463      $  5,527,023
           Allowance for doubtful accounts                       102,316                 -
           Amortization                                           31,750            19,635
           Other                                                  26,839             4,473
           Accrued expenses                                       42,186            38,536
                                                            ------------      ------------

           Total deferred income tax asset                     6,447,554         5,589,667
               Valuation allowance                            (6,447,554)       (5,589,667)
                                                            -------------       -----------

        NET DEFERRED INCOME TAX ASSET                                  -                  -
                                                            ============        ===========

    The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

11. INCOME TAXES, CONTINUED


    Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

                                                                    2000          1999
                                                                    ----          ----
        Tax expense at U.S. statutory income tax rate             (34.0)%         (34.0)%
        State tax provision                                         0.1             0.1
        Tax credit                                                 (5.1)              -
        Increase in the valuation allowance                        39.1            34.0
                                                               -----------         ----

        EFFECTIVE INCOME TAX RATE                                   0.1%            0.1%
                                                               =========         =======

    The Company has federal and state net operating loss carryforwards of $16,560,301 and $6,945,252, respectively. The federal and state net operating loss carryforwards will begin to expire in 2001 and will continue to lapse through 2020. The Company also has federal and state research and experimentation tax credits of $65,119 and $37,197, respectively. The federal and state tax credits will begin to expire in 2019 and 2004, respectively.


12. COMMITMENTS


    Facilities Lease Agreement


    The Company entered into a three-year lease agreement that began on February 1, 1998 for its facility located in Laguna Hills, California. Monthly lease payments were $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001. The Company has an option to extend the lease for two additional three-year terms. In January 2001, the Company entered into a one-year sub-lease agreement for a portion of the facility to a third party at the rate of $10,000 per month.


    Future minimum facilities lease payments and facilities sublease rental income as of October 31, 2000, are as follows:

                                                                Minimum           Minimum
                                                                 Lease           Sublease
                                                               Payments        Rental Income
                                                              ----------       -------------
        2001                                                  $   50,922        $   80,000
        2002                                                                        40,000
                                                              ----------        ----------
        TOTAL                                                 $  253,128           120,000
                                                              ==========        ==========

      Rent expense was $202,206 and $196,320 for the years ended October 31, 2000 and 1999, respectively. Sublease rental income was $82,000 and $78,000 for the years ended October 31, 2000 and 1999, respectively. The sublease rental income has been treated as a reduction of the rent expense on the Statement of Operations.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


12. COMMITMENTS, CONTINUED


    Building Purchase Escrow


    As part of the original facilities lease agreement, the Company issued 60,000 shares of its common stock for an option to purchase the Laguna Hills building at any time prior to January 31, 2001 for $2,300,000. The value of the facility purchase option for which the shares were issued was $90,000.


    In July 1999, the Company notified the lessor of its intent to exercise its purchase option by opening an escrow with a $15,000 deposit. The purchase option provides the Company with 18 months within which to close the escrow and complete the sale. The Company will continue to make lease payments as prescribed by the lease agreement until the sale transaction is completed. If the sales transaction is not completed, the terms of the lease agreement remain in effect. To date, financing for the building purchase has not been obtained; however, the Company is currently negotiating with a major shareholder for the financing necessary to complete the acquisition of the building.


    Consulting Agreement


    In May 1998, the Company entered into a three-year agreement for financial consulting services for which it pays $2,500 per month and granted warrants to purchase 175,000 shares of common stock.


    Agreement with Harry O'Hare


    In October 1998, the Company entered into an agreement with Mr. Harry O'Hare, a significant shareholder and founder of the Company. In June 1999, the shareholders approved the agreement at the annual shareholders' meeting. The agreement provided for the Company to pay into a special bank account, controlled by Mr. O'Hare's wife, $1,000 per month for ten years and to issue to her a warrant to purchase 10,000 shares of the Company's common stock at $.50 per share with a ten-year term. Also, the Company was to cancel $9,105 owed by Mr. O'Hare to the Company, for which 2,500 of his shares of the Company's common stock was pledged as collateral.


    In exchange, the Company was to receive from Mr. O'Hare all of his 931,629 shares of redeemable preferred stock, all of his 31,205 shares of Class B common stock, and all of his 2,500 shares of common stock pledged for payment of the $9,105 he owes the Company. Mr. O'Hare was to transfer 52,678 of his remaining Class B common stock (52,778 shares) to others in satisfaction of claims against him. Mr. O'Hare was to also waive any claims he may have had to any royalties for technology the Company now owns, and he would not seek any modification of this agreement. The agreement also provided for the full mutual release of any and all claims between the Company and Mr. O'Hare.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

12. COMMITMENTS, CONTINUED


    Agreement with Harry O'Hare, Continued


    In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the "Commissioner") imposed transfer and other restrictions on Mr. O'Hare's Class B common stock and redeemable preferred stock. Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, was subject to approval from the Commissioner for the transfer of the shares as described above. The Company and Mr. O'Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed. During the year ended October 31, 2000, the Commissioner denied the application for the transfer of the shares in part because the Company had not had net income for the most recent three consecutive years. Although the Company was unable to effectuate the transfer of shares contemplated in the agreement, the Company has continued to make the $1,000 per month payments to an account controlled by Mr. O'Hare's wife.


    During the years ended October 31, 2000 and 1999, the Company made monthly payments totaling $12,000 each year to the special bank account controlled by Mr. O'Hare's wife, which are recorded in other expenses.


13. ROYALTIES


    In 1986, the former owner of the electrodeionization patents and an original officer of the Company, entered into agreements to pay two separate royalties of $42 and $9 to a group of individuals for each electrodeionization water purification unit sold by the Company or any sublicensees. The royalty at $42 per unit continues until the last patent related to these products expires. The last patent expires in August 2001. The second royalty at $9 per unit is payable until a maximum of $525,600 has been paid.


    The Company sold 190 and 68 electrodeionization water purification units in fiscal years 2000 and 1999, respectively. The amounts due under the $42 per unit royalty totaled $7,980 and $2,847 in fiscal years 2000 and 1999, respectively. Under the $9 per unit royalty the amounts totaled $1,710 and $612 in fiscal years 2000 and 1999, respectively. These royalties have been accrued and have not been paid. Total accrued and unpaid royalties at October 31, 2000 were approximately $17,900.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

14. LICENSED TECHNOLOGY AGREEMENTS


    Nonexclusive licenses for the worldwide use of the electrodeionization technology were issued to Glegg Water Consulting, Inc. ("Glegg") and to Polymetrics, Inc. ("Polymetrics"). The license granted to Glegg is a paid up license with no continuing royalty requirements. The license provides Glegg the right to sublicense the technology to its subsidiaries and affiliates and to a Japanese entity. The license granted to Polymetrics has continuing royalty requirements with royalty fee percentages of five (5) percent of net sales of "greater than 100 gallon per minute ("gpm")" systems and ten (10) percent of the "less than 100 gpm" systems. Polymetrics has not sold any units subject to the license since inception of the agreement.


15. CONTINGENCIES


    Litigation


    In August 1999, the Company was named as a cross defendant in a cross complaint by Douglas B. Platt doing business as East-West Technic Group ("Platt") arising from a lawsuit brought by Staar Surgical Company, Inc. ("Staar") against East-West Technic Group, Douglas B. Platt, and Does 1 through 100. The cross complaint alleges breach of contract, breach of implied duty of good faith and fair dealing, misrepresentation, negligence and common counts. More specifically, Platt claims that in December 1997, the Company and Platt entered into a written agreement wherein the Company agreed to supply, service, and support an electrodeionization module to be part of a system installed by Platt for Staar. Platt claims that the Company knew the details and specifications of the systems and participated in its design, but failed to provide a module that could be operated as part of the system. As a result, Platt was seeking to recover damages he suffered under the contract.


    The Company filed an answer to the cross complaint and the Court set a mandatory settlement conference for April 26, 2000, and a non-jury trial date of June 6, 2000. The Company believed the lawsuit was without merit and vigorously defended itself. However, the Company recognized that it would spend significant attorney fees and court costs litigating this matter and that even if it prevailed in this matter, it might not be able to collect on any judgment against Platt. Therefore, on April 26, 2000, the Company entered into a joint settlement of this matter whereby among other things, the Company agreed to pay Staar a total of $6,000. Although the Company made all payments it was required to make to Staar, the other parties to the settlement agreement have not made all the payments they are required to make to Staar. As a result, the judge in the case has ordered a hearing for February 28, 2001 at which time the remaining parties must explain their failure to perform according to the terms of the settlement agreement. While the Company has not been dismissed from this action, the Company believes that it will be dismissed prior to the February 2001 hearing.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


15. CONTINGENCIES, CONTINUED


    Contingent Share Issuance


    Under an agreement entered into in a prior year, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company's common stock reaches certain levels ranging from $3.00 to $5.50 per share.


    Concentrations of Risk


    Three customers represented 27%, 18% and 10% and one customer represented 35% of the Company's sales of its hydro component products for the years ended October 31, 2000 and 1999, respectively. At October 31, 2000, accounts receivable included $10,680 due from these three customers, which represents 13% of trade accounts receivable, and at October 31, 1999 accounts receivable included $11,800 from the one customer, which represented 12% of trade accounts receivable.


    During the years ended October 31, 2000 and 1999, two customers accounted for 32% and 48% and 14% and 23% of electrodeionization product sales, respectively. At October 31, 2000 and 1999, no amounts were due from either of these customers.


    Management believes the trade accounts receivable are fully collectible, and therefore no provision has been recorded for uncollectable trade accounts receivable at the years ended October 31, 2000 and 1999.


16. STOCK OPTIONS AND WARRANTS


    In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the "plan"), for officers, directors, employees, consultants, and advisors of the Company. The plan authorizes the granting of options on up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company's common stock at the date of grant. The exercise price per share of options granted to anyone who owns more than 10% of the voting power of all classes of the Company's common stock is a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The Company granted options to purchase 315,000 and 455,000 shares of its common stock under this plan during the years ended October 31, 2000 and 1999, respectively. The term of each stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. The vesting period is determined by the administrator at or after the date of grant.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


16. STOCK OPTIONS AND WARRANTS, CONTINUED


    From time-to-time prior to the adoption of the plan, the Company had granted warrants to officers, key employees, consultants, advisors and vendors to attract and retain personnel, provide for performance incentives, and promote the success of the Company by providing warrant holders the opportunity to acquire an equity interest. Only non-employees have been granted warrants outside the stock option plan since its adoption.


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


    The weighted average fair value of the options granted during the years ended October 31, 2000 and 1999 were $.72 and $.94, respectively.

                                                                 Weighted
                                                                  Average
                                                                 Number of       Exercise
                                                                  Options          Price
                                                                 ---------       ---------
        OUTSTANDING AT OCTOBER 31, 1998                          1,766,500       $  0.91
           Granted                                                 890,000          0.96
           Exercised                                                (2,500)         0.50
           Repriced                                                (25,000)         1.78
           Canceled                                               (500,000)         0.86
                                                                 ---------        ------

        OUTSTANDING AT OCTOBER 31, 1999                          2,129,000          0.94
           Granted                                                 365,000          0.74
           Exercised                                                     -
           Repriced                                                      -
           Canceled                                               (100,000)         1.03
                                                                ----------        ------

        OUTSTANDING AT OCTOBER 31, 2000                          2,394,000        $ 0.90
                                                                =========         =======



    The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted with exercise prices at or above fair market value. Had compensation expense for options awards been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been the amounts indicated in the following schedule. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

16. STOCK OPTIONS AND WARRANTS, CONTINUED


    Issued to Employees, Continued


    periods. The pro forma effects of applying SFAS No. 123 are not indicative of future results because this statement does not apply to awards granted prior to fiscal year 1997.

                                                                      October 31
                                                              --------------------------------
                                                                 2000                 1999
                                                                 ----                 ----
        Net loss:
           As reported                                      $ (1,780,615)        $ (1,958,644)
           Pro forma                                        $ (2,177,326)          (2,382,137)
        Loss per share:
           As reported                                      $       (0.21)       $      (0.23)
           Pro forma                                        $       (0.25)       $      (0.28)

    For purposes of the above pro forma calculation, the fair value of options granted by the Company during the years ended October 31, 2000 and 1999, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

                                                                     2000          1999
                                                                     ----          ----
        Risk-free interest rate                                     6.330%          5.510%
        Expected dividend yield                                         -               -
        Expected stock price volatility                             2.071           2.042
        Expected life in years                                    5 years        10 years

    Summary information about the Company's options outstanding at October 31, 2000:

                                        Weighted
                                         Average    Weighted                    Weighted
         Range of         Options       Remaining    Average        Options      Average
         Exercise       Outstanding    Contractual  Exercise      Exercisable    Exercise
          Prices     October 31, 2000     Life        Price    October 31, 2000   Price
          ------     ----------------     ----        -----    ----------------   -----
        $.28 - $.58         329,000      5.3          $0.46          174,000       $0.38
        $.61 - $.90         730,000      4.4          $0.80          365,000       $0.80
        $.90 - $1.13      1,335,000      5.2          $1.07          321,000       $1.10
                        -----------                              -----------
                          2,394,000                                1,308,000
                        ===========                              ===========

    Issued to Non-Employees


    The Company accounts for stock-based compensation awards to non-employees based upon fair values at the grant dates in accordance with SFAS No. 123. The consideration received for the issuance of stock purchase warrants ("warrants") is based on the fair value of the

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


16. STOCK OPTIONS AND WARRANTS, CONTINUED


    Issued to Non-Employees, Continued


    warrants or of the goods or services received for the warrants issued, whichever is more reliably measurable.


    When the value of the services is based on the fair value of the warrants, the value is calculated using the Black-Scholes Option Pricing Model. The fair value of the options or warrants is amortized over the period the Company received the goods or services.


    In this connection, during the years ended October 31, 2000 and 1999 the Company granted warrants as follows:


    Issued to Directors for Services


    In August 2000 and 1999, the Board of Directors granted to each of five and four Directors of the Company 10,000 warrants, each with a ten-year term to purchase common stock at $.78 and $1.375 per share, respectively. The issuance of these warrants for services resulted in aggregate expense of $0 and $3,000 in fiscal years 2000 and 1999, respectively.


    Issued for Consulting Services


    The Company granted a total of 640,000 and 303,600 warrants during the years ended October 31, 2000 and 1999, respectively, to purchase common stock to various individuals for consulting services. The warrants have exercise prices ranging from $.50 to $.94 and $.94 to $1.00, respectively, and have contractual lives ranging from 3 to 6 years and 5 to 10 years, respectively. The fair value of the consulting services received was $438,100 and $94,700 for the years ended October 31, 2000 and 1999, respectively, and is being charged to expense over the life of the consulting arrangements. Consulting expense of $114,359 and $28,380 relating to these services was recognized for the years ended October 31, 2000 and 1999, respectively.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

16. STOCK OPTIONS AND WARRANTS, CONTINUED


    Issued for Consulting Services, Continued


    The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2000 and 1999 and changes during the years then ended:

                                                                                 Weighted
                                                                                  Average
                                                                   Warrants      Exercise
                                                                 Outstanding      Price
                                                                 -----------     ---------
        BALANCE AT OCTOBER 31, 1998                              1,141,334       $  2.35
           Granted                                                 853,600          1.59
           Exercised                                                     -
           Canceled                                                (12,000)         0.50
                                                               ------------      -------

        OUTSTANDING AT OCTOBER 31, 1999                          1,982,934          2.03
           Granted                                               1,422,603          1.30
           Exercised                                               (18,210)         0.10
           Canceled                                                (10,000)         0.94
           Expired                                                (162,500)         2.00
                                                               ------------      -------

        OUTSTANDING AT OCTOBER 31, 2000                          3,214,827       $  1.72
                                                               ===========       =======


    The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2000 and 1999:

                                                                     2000          1999
                                                                     ----          ----
        Risk-free interest rate                                     6.590%         5.510%
        Expected dividend yield                                         -              -
        Expected stock price volatility                             2.067          2.042
        Expected life in years                                          5             10

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

16. STOCK OPTIONS AND WARRANTS, CONTINUED


    Issued for Consulting Services, Continued


    Summary information about the Company's warrants outstanding at October 31, 2000 is as follows:

                                        Weighted
                                        Average        Weighted                           Weighted
         Range of        Warrants      Remaining       Average          Warrants          Average
         Exercise       Outstanding    Contractual     Exercise         Exercisable       Exercise
          Prices     October 31, 2000  Life in Years    Price       October 31, 2000       Price
         --------    ----------------  -------------   --------     ----------------      --------
     $.38 -   $.75        255,000          4.5          $0.56             85,000           $0.55
     $.76 -  $1.00        878,600          4.3          $0.91            428,875           $0.95
    $1.01 -  $1.50        572,500          4.7          $1.20            222,500           $1.20
    $1.51 -  $2.25      1,360,103          1.7          $2.06          1,360,103           $2.06
    $2.26 - $10.00        103,626          0.6          $4.30            103,626           $4.30
   $10.00 - $15.00         44,998          1.0         $15.00             44,998          $15.00
                        ---------                                      ---------
                        3,214,827                                      2,245,102
                        =========                                      =========

    Private Placement Offerings


    During the year ended October 31, 2000, the Company issued 532,603 redeemable Class A warrants in a private placement offering of units consisting of 25,000 common shares and 12,500 warrants per unit. The price of each unit was $25,000. The warrants have a three-year term to purchase common stock at $2.00 per share. The values of the warrants ranged from $.76 to $1.44 and resulted in an offsetting increase and decrease to additional paid-in capital. The warrants are redeemable by the Company at $.05 per warrant if the price of the common stock equals or exceeds $4.00 per share for 30 consecutive business days.


    During the year ended October 31, 2000, the Company issued Class A warrants to purchase 250,000 shares of common stock and 250,000 shares of its majority owned subsidiary. Each of the warrants is exercisable at $1.25 per share. The warrants are exercisable at any time and expire June 30, 2005. The value of the warrants is reflected as an increase and decrease in additional paid-in capital.


    During the year ended October 31, 1999, the Company issued 510,000 detachable warrants as part of a private placement offering. The warrants have a three-year term to purchase common stock at $2.00 per share. These warrants were valued at $.90 and resulted in an offsetting increase and decrease to additional paid-in capital. The warrants are redeemable by the Company at $.05 per warrant if the price of the common stock equals or exceeds $4.00 per share for 30 consecutive business days.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS


    The estimated fair value amounts of all financial instruments on the Company's October 31, 2000 and 1999 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.


    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

        Cash and equivalents, trade accounts receivable, notes receivable, trade accounts payable, current portion of notes payable and capital leases, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

        The fair value of non-current notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

18. RELATED PARTY TRANSACTIONS


    Note Receivable


    In August 1998, the Company acquired a note receivable for $3,500 from a director resulting from cash advances. The note was unsecured and with an interest rate of 5.58% per annum, which was due in October 1998. The note became delinquent but was eventually satisfied by offsetting it against consulting fees due to the same individual for services during the year ended October 31, 1999.


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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

19. LOSS PER COMMON SHARE


    In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the years ended October 31, 2000 and 1999 is as follows.

                                                                  2000          1999
                                                                  ----          ----
        Net loss available to common shareholders:
           Net loss                                         $ (1,780,615)    $ (1,958,644)
                                                            ------------     ------------

        NET LOSS AVAILABLE TO COMMON SHAREHOLDERS           $ (1,780,615)    $ (1,958,644)
                                                            ============     ============

           Weighted average shares outstanding                 8,644,863        8,404,713
                                                            ------------     ------------


        BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.21)    $      (0.23)
                                                            ============     ============

    The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the years ended October 31, 2000 and 1999 as follows:

                                                                  2000              1999
                                                                  ----              ----
        Stock options and warrants                             5,608,827         4,111,934
        Convertible preferred stock                            1,000,000         1,000,000
        Contingently issuable common shares                      516,479           516,479

20. SHARE TRANSACTIONS


    Common Shares Issued for Options and Warrants Exercised


    During the year ended October 31, 1998, warrants were exercised resulting in the purchase of 25,000 shares of common stock for $29,750. A note receivable of $29,750 with an interest rate at 5.63% per annum, was acquired in payment for the shares issued. The note receivable is recorded as a reduction of shareholders' equity. The note was due 90 days after the registration of the shares, which registration became effective September 25, 2000. Subsequent to October 31, 2000, the Company decided not to pursue collection of the note nor the return of the 25,000 common shares issued on exercise of these warrants. Accordingly, the amount of the note receivable has been reduced by $33,766. Additional paid-in capital was correspondingly reduced by $29,750, and the related accrued interest of $4,016 was charged to expense. As a result, the 25,000 shares are issued and outstanding, but not fully paid.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


20. SHARE TRANSACTIONS, CONTINUED


    Common Shares Issued for Options and Warrants Exercised, Continued


    During the year ended October 31, 1998, options were exercised to purchase 12,000 shares of common stock for $6,000. A note receivable for $6,000, with an interest rate at 5.51% per annum, was acquired in payment of the shares issued. The note receivable is recorded as a reduction of shareholders' equity. The note was due 90 days after the registration of the shares, which registration became effective September 25, 2000. The Company believes the note is fully collectible.


    During the year ended October 31, 1999, warrants were exercised resulting in the purchase of 2,500 shares of common stock for $1,250.


    Private Placement Offering - Common Stock


    During the year ended October 31, 2000, a private placement offering resulted in the issuance of 1,065,000 shares of common stock and 532,603 redeemable Class A warrants to purchase common stock at an exercise price of $2.00 per share, and the Company received net proceeds of $1,065,206.


    During the year ended October 31, 2000, the Company in another private placement offering issued 500,000 shares of common stock and warrants to purchase 250,000 shares of the Company's common stock and 250,000 shares of the Company's majority-owned subsidiary, MIT. Each of the warrants is exercisable at $1.25 per share. Net proceeds of the offering were $500,000.


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


    Settlement

    In July 1999, pursuant to the terms of a settlement, the Company cancelled 1,950,000 shares of common stock previously held by Wyatt Technology Corporation (Note 27).

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

20. SHARE TRANSACTIONS, CONTINUED


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


    At October 31, 2000 and 1999, the Company has reserved 7,125,306 and 5,628,413 shares of its authorized but unissued common stock for possible future issuances in connection with stock options and warrants, convertible preferred stock and contingently issuable common stock.


21. NOTES RECEIVABLE FOR ISSUANCE OF COMMON STOCK


    On various dates during the years ended October 31, 1998 and 1997, the Company allowed certain individuals, who were current or former officers and directors, to purchase shares and to exercise options or warrants held by them in exchange for notes receivable at fixed interest rates ranging from 5.49% to 5.63%. As of October 31, 2000 and 1999, the notes receivable related to the issuance of common stock are reflected as a reduction in equity and are summarized as follows:

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

22. NOTES RECEIVABLE FOR ISSUANCE OF COMMON STOCK

                                                                                     2000      1999
                                                                                     ----      ----
    Note receivable from an officer and director of the Company for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of
    5.49% per annum, due in July 2002. The note receivable is collateralized by shares issued resulting from the exercise of warrants. The amount
    outstanding includes accrued interest of $4,185.                               $ 29,185 $ 25,000

    Note receivable from a former director of the Company for the issuance of
    12,000 shares of common stock in July 1998, with an interest rate of 5.51%
    per annum. The note receivable is collateralized by the shares issued resulting from the exercise of warrants and is due 90 days after their
    registration. The amount outstanding includes accrued interest of $715.           6,715    6,000

    Note receivable from a former director of the Company for the issuance of
    25,000 shares of common stock in July 1998, with an interest rate of 5.63%
    per annum. The note receivable is collateralized by the shares issued resulting from the exercise of warrants and is due 90 days after their registration. The amount outstanding included accrued interest of $4,016.
    Subsequent to October 31, 2000, the Company decided not to pursue collection of the note or return of the shares issued for the note. Accordingly, the note was offset against additional paid-in capital and the related accrued
    interest charged to expense as of October 31, 2000.                                   -   29,750
                                                                                   -------- --------
    TOTAL                                                                          $ 35,900 $ 60,750
                                                                                   ======== ========

23. EQUITY RIGHTS AND PREFERENCES


    Voting Rights


    Each share of the Company's common stock is entitled to one vote per share, and each share of the Class B common stock of the Company is entitled to eight votes per share. The holders of the outstanding redeemable preferred stock of the Company are entitled to one vote per share. Each share of Series B convertible preferred stock is entitled to four votes per share.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


23. EQUITY RIGHTS AND PREFERENCES, CONTINUED


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


24. CLASS B COMMON STOCK


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


25. REDEEMABLE PREFERRED STOCK


    The redeemable preferred stock, issued in 1987 to the then holders of the common and Class B common stock, had a redemption date in 1991. The redeemable preferred stock has not been redeemed due to a lack of "legally available funds." These shares must be redeemed by the Company as soon as possible for $0.01 per share at any time the Company has the "legally available funds" for the redemption. There was a conversion feature to this redeemable preferred stock, which, with the passing of time, has lapsed. The Company believes the definition of "legally available funds" to be the amount under California law from which dividends could be paid by a corporation that does not have retained earnings. In general, California law provides that to the extent a corporation's assets, excluding intangible and deferred assets, are at least equal to 1.25 times its liabilities, excluding deferred taxes, deferred income, and deferred credits, a corporation may pay dividends. Under this definition, the Company had "legally available funds" as of October 31, 2000 and 1999. As a

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

25. REDEEMABLE PREFERRED STOCK, CONTINUED


    result, the Company is in default under the redemption provisions of the redeemable preferred stock. The impact of this default on the Company's financial position is uncertain.


    The redeemable preferred stock is not assignable or transferable, except upon death or upon approval of a majority of the members of the Board of Directors not holding such shares and is not entitled to receive any dividends. In the event of liquidation, dissolution, or winding up of the Company, each share is entitled to share ratably in all assets available for distribution equal to that of a share of common stock up to a maximum of $.01 per share.


26. SERIES B CONVERTIBLE PREFERRED STOCK


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


27. ACQUISITION AND DISPOSITION OF TECHNOLOGY


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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


27. ACQUISITION AND DISPOSITION OF TECHNOLOGY, CONTINUED


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


28. DISPOSAL OF ASSETS


    The Company's Hydro Components division was primarily engaged in the marketing and sale of water and wastewater treatment products and the development of ion permeable membranes (membranes) based on its hydro components technology. In early fiscal 2000, the Company completed development and began production of commercial membranes. In connection with the commencement of its commercial membrane production, the Company separated its membrane assets and operations from its Hydro Components division and formed its new membrane division (EDI). Subsequent to year end, on November 2, 2000, the Company executed an agreement to sell the remaining assets of its Hydro Components division for $215,000 in cash. These assets, relating to the water and wastewater treatment products, consisted of all raw materials, marketing materials, lists of customers, potential customers, and vendors, bills of materials and manufacturing instructions, and all rights title and interest in and to the name Hydro Components. The buyer did not assume any of the Company's liabilities related to Hydro Components nor did it acquire the related accounts receivable. In addition, the agreement provides for non-solicitation and non-competition by the Company and its officers and directors for a period of 60 months. The sale was completed in November 2000, and for financial reporting purposes, the transaction is treated as a sale of assets incident to the evolution of the Company's business. Those assets of Hydro Components included in the sale have been classified in the accompanying balance sheets as of October 31, 2000, as "Assets held for sale" and comprise inventories of raw materials totaling $52,163. The estimated net gain on sale is approximately $160,000 and was recognized when realized in November 2000.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

29. BUSINESS SEGMENTS


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


    Business Segment Information:

                                                                  2000              1999
                                                                  ----              ----
        Revenue:
        EDI                                                   $   525,252      $   278,943
        HC/membrane                                               452,971          416,622
        MI                                                              -                -
                                                              -----------      -----------
        TOTAL REVENUE                                         $   978,223      $   695,565
                                                              ===========      ===========
        Operating Loss
        EDI                                                   $  (427,600)     $  (642,835)
        HC/membrane                                              (183,934)        (239,768)
        MI                                                       (400,494)        (650,897)
        Corporate                                                (761,623)        (429,100)
                                                              -----------      -----------
        TOTAL OPERATING LOSS                                  $(1,773,651)     $(1,962,600)
                                                              ===========      ===========

        Depreciation and Amortization
        EDI                                                   $    30,806      $     1,418
        HC/membrane                                                99,753           40,717
        MI                                                          4,535           65,425
        Corporate                                                  47,913           39,271
                                                              -----------      -----------
        TOTAL DEPRECIATION AND AMORTIZATION                   $   183,007      $   146,831
                                                              ===========      ===========

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       AS OF OCTOBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


29. BUSINESS SEGMENTS, CONTINUED


    Business Segment Information, Continued:

                                                                  2000             1999
                                                                  ----             ----
        Identifiable Assets
        EDI                                                   $  691,570        $  426,103
        HC/membrane                                               98,864           634,154
        MI                                                        16,422           122,374
        All others                                               483,879           232,654
                                                              ----------        ----------
        TOTAL IDENTIFIABLE ASSETS                             $1,290,735        $1,415,285
                                                              ==========        ==========


        Expenditures for Long Lived Assets
        EDI                                                   $   57,681        $  122,258
        HC/membrane                                                4,235           292,368
        MI                                                         2,042            10,373
        Corporate                                                  5,172            17,809
                                                              ----------        ----------

        TOTAL EXPENDITURES FOR LONG LIVED ASSETS              $   69,130        $  442,808
                                                              ==========        ==========

    Geographic Information:

        Revenues
        United States                                         $  401,031         $ 502,228
        Japan                                                    170,300           132,490
        Luxembourg                                               123,360                 -
        Germany                                                   98,234                 -
        Ireland                                                        -            28,668
        Other foreign countries                                  185,298            32,179
                                                              ----------        ----------

        TOTAL REVENUES                                        $  978,223        $  695,565
                                                              ==========        ==========

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

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

-----------

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