Form 10QSB
period 2001-01-31
ELECTROPURE INC
filed 2001-03-19
CIK 808015

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

                           --------------------------

For the quarterly period                          Commission file number 0-16416
ended JANUARY 31, 2001

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

         At March 12, 2001, 9,377,341 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                       ELECTROPURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (UNAUDITED)
                             As of January 31, 2001

--------------------------------------------------------------------------------

                                ASSETS

                                                          January 31,     October 31,
                                                             2001            2000
                                                          ----------      ----------
                                                          (UNAUDITED)

Current assets:
  Cash and equivalents                                    $   78,548      $  180,918
  Escrow deposit                                              15,000          15,000
  Trade accounts receivable                                    4,594          83,322
  Inventories                                                200,960         172,785
  Prepaid legal fees                                          92,500          92,500
  Other prepaid expenses                                       4,007           4,107
  Assets held for sale                                            --          52,163
  Amounts due from escrow                                     33,448              --
                                                          ----------      ----------
    Total current assets                                     429,057         600,795

Property, plant and equipment, net                         2,930,311         492,995

Acquired technology, net of accumulated amortization          81,945          91,945

Building purchase option                                          --         105,000
                                                          ----------      ----------

TOTAL ASSETS                                              $3,441,313      $1,290,735
                                                          ==========      ==========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (UNAUDITED)
                             As of January 31, 2001

--------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             January 31,        October 31,
                                                                                2001                2000
                                                                             ------------       ------------
                                                                             (UNAUDITED)

Current liabilities:
  Trade accounts payable                                                     $     79,022       $    105,372
  Current portion of obligations under capital leases                               4,991              2,602
  Current portion of notes payable to bank                                        165,390             11,471
  Current portion of note payable to shareholder                                   76,444                 --
  Customer deposit                                                                 20,252                 --
  Accrued payroll                                                                 135,232            142,680
  Other accrued liabilities                                                        30,162             26,688
                                                                             ------------       ------------

    Total current liabilities                                                     511,493            288,813

Obligations under capital leases, net of current portion                           17,832              6,629
Note payable to bank, net of current portion                                    1,220,049                 --
Note payable to shareholders, net of current portion                              926,667                 --
                                                                             ------------       ------------

TOTAL LIABILITIES                                                               2,676,041            295,442
                                                                             ------------       ------------

Commitments and contingencies                                                          --                 --

Redeemable convertible preferred stock, $0.01 par value;
  2,600,000 shares authorized, issued and outstanding                              26,000             26,000
                                                                             ------------       ------------

Stockholders' equity:
  Series B convertible preferred stock; $1.00 par value; 1,000,000 shares authorized; no shares and 1,000,000 shares issued and outstanding
    at January 31, 2001 and October 31, 2000                                           --          1,000,000
  Series C convertible preferred stock; $1.00 par
    value; 250,000 shares authorized; 250,000 and no
    shares issued and outstanding at January 31, 2001
    and October 31, 2000                                                          250,000                 --
  Series D convertible preferred stock; $1.00 par
    value; 250,000 shares authorized; 250,000 and no
    shares issued and outstanding at January 31, 2001
    and October 31, 2000                                                          250,000                 --
  Common stock, $0.01 par value; 20,000,000
    shares authorized; 9,377,341 shares issued and
    outstanding at January 31, 2001 and October 31, 2000                           93,773             93,773
  Class B common stock, $0.01 par value; 83,983
    shares authorized, issued and outstanding at
  January 31, 2001 and October 31, 2000                                               840                840
  Additional paid-in capital                                                   23,960,179         22,709,444
  Accumulated deficit                                                         (23,378,952)       (22,798,864)
  Notes receivable on common stock                                               (436,568)           (35,900)
                                                                             ------------       ------------

TOTAL SHAREHOLDERS' EQUITY                                                        739,272            969,293
                                                                             ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  3,441,313       $  1,290,735
                                                                             ============       ============


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
       FOR EACH OF THE THREE MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                               Three months ended
                                                   January 31,
                                            -------------------------
                                              2001            2000
                                            ---------       ---------

Net sales                                   $ 123,562       $ 229,269
Cost of sales                                 247,604         290,230
                                            ---------       ---------

  Gross profit (loss)                        (124,042)        (60,961)
                                            ---------       ---------

Operating costs and expenses:
  Research and development                     98,416         100,284
  Salaries                                     84,764         111,855
  Consulting                                  207,070          51,575
  Other operating expenses                    220,983         107,917
                                            ---------       ---------

  Total operating expenses                    611,233         371,631
                                            ---------       ---------

Loss from operations                         (735,275)       (432,592)
                                            ---------       ---------

Other income (expense):
  Interest income                               2,266           6,584
  Interest expense                             (4,478)         (3,524)
  Other income (expense), net                  (2,974)         (3,000)
  Gain on sale of assets                      161,173              --
                                            ---------       ---------

Other income (expense), net                   155,987              60
                                            ---------       ---------

Loss before provision for income taxes       (579,288)       (432,532)
  Provision for income tax                       (800)           (800)
                                            ---------       ---------

NET LOSS                                    $(580,088)      $(433,332)
                                            =========       =========

NET LOSS PER SHARE, BASIC AND DILUTED       $   (0.06)      $   (0.06)
                                            =========       =========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (UNAUDITED)
                For the Three Month Period Ended January 31, 2001

                               Series B     Series C      Series D                            Series B      Series C      Series D
                             Convertible   Convertible   Convertible               Class B   Convertible   Convertible   Convertible
                              Preferred     Preferred     Preferred     Common     Common     Preferred     Preferred     Preferred
                                Shares       Shares        Shares       Shares     Shares       Stock         Stock         Stock
                             -----------   -----------   -----------   ---------   -------   -----------   -----------   -----------

BALANCE, OCTOBER 31, 2000      1,000,000          --            --     9,377,341   83,983    $ 1,000,000    $     --      $     --

  Issuance of Series C
    convertible preferred
    shares in exchange
    for Series B
    convertible preferred
    shares                    (1,000,000)    250,000            --            --       --     (1,000,000)    250,000            --

  Class D convertible
    preferred shares issued
    in private placement
    to related party                  --          --       250,000            --       --             --          --       250,000

  Options and warrants
    granted to employees and
    consultants for services          --          --            --            --       --             --          --            --

  Warrants granted to
    majority shareholder
    as bonus                          --          --            --            --       --             --          --            --

  Interest recognized to
    notes receivable for
    common shares                     --          --            --            --       --             --          --            --

  Net loss                            --          --            --            --       --             --          --            --
                              ----------     -------       -------     ---------   ------    -----------    --------      --------

BALANCE, JANUARY 31, 2001             --     250,000       250,000     9,377,341   83,983    $        --    $250,000      $250,000
                              ==========     =======       =======     =========   ======    ===========    ========      ========

                                                                                         Note
                                           Class B     Additional                     Receivable
                               Common      Common        Paid-in       Accumulated      Common
                               Stock        Stock        Capital         Deficit         Stock        Total
                               -------    --------     -----------     ------------   ----------    ---------

BALANCE, OCTOBER 31, 2000      $93,773    $    840     $22,709,444     $(22,798,864)   $ (35,900)   $ 969,293

  Issuance of Series C
    convertible preferred
    shares in exchange
    for Series B
    convertible preferred
    shares                          --          --         750,000               --           --           --

  Class D convertible
    preferred shares issued
    in private placement
    to related party                --          --         250,000               --     (400,000)     100,000

  Options and warrants
    granted to employees and
    consultants for services        --          --         135,735               --           --      135,735

  Warrants granted to
    majority shareholder
    as bonus                        --          --         115,000               --           --      115,000

  Interest recognized to
    notes receivable for
    common shares                   --          --              --               --         (668)        (668)

  Net loss                          --          --              --         (580,088)          --     (580,088)
                               -------    --------     -----------     ------------    ---------    ---------

BALANCE, JANUARY 31, 2001      $93,773    $    840     $23,960,179     $(23,378,952)   $(436,568)   $ 739,272
                               =======    ========     ===========     ============    =========    =========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
       FOR EACH OF THE THREE MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                      For the             For the
                                                                    Three Month         Three Month
                                                                   Period Ended        Period Ended
                                                                 January 31, 2001    January 31, 2000
                                                                 ----------------    ----------------

Cash flows from operating activities:
Net loss                                                            $  (580,088)        $(433,332)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                         40,130            33,577
    Amortization                                                         10,000            10,000
    Issuance of options and warrants for services                       135,735            23,766
    Issuance of warrants to majority shareholder as compensation        115,000                --
    Interest on notes receivable for common stock                          (668)           (6,380)

(Increase) decrease in assets:
    Trade accounts receivable                                            78,728             6,025
    Prepaid legal and other expenses                                        100            (9,318)
    Inventories                                                         (28,175)           (3,762)
    Assets held for sale                                                 52,163                --
    Amounts due from escrow                                             (33,448)               --
Increase (decrease) in liabilities:
    Trade accounts payable                                              (26,350)           78,331
    Customer deposit                                                     20,252          (105,300)
    Accrued payroll and other liabilities                                14,347            30,340
                                                                    -----------         ---------

CASH USED IN OPERATING ACTIVITIES                                      (202,274)         (376,053)
                                                                    -----------         ---------

Cash flows used in investing activities
    Purchase of property, plant and equipment                       $(2,372,446)        $ (20,098)
                                                                    -----------         ---------

CASH USED IN INVESTING ACTIVITIES                                    (2,372,446)          (20,098)
                                                                    -----------         ---------

Cash flows provided by (used in) financing activities:
    Principal payments on notes payable                                  (2,650)             (880)
    Proceeds from the issuance of notes payable                       1,375,000                --
    Cash deposit on building purchase received                           15,000                --
    Proceeds from exercise of warrants                                     --             1,821
    Proceeds from issuance of Series D preferred stock                  100,000
    Proceeds from issuance of note payable to a related party         1,000,000           300,000
                                                                    -----------         ---------

CASH PROVIDED BY FINANCING ACTIVITIES                                 2,487,350           300,941
                                                                    -----------         ---------

NET INCREASE (DECREASE) IN CASH                                         (87,370)          (95,210)

CASH AT BEGINNING OF PERIOD                                             180,918           204,328
                                                                    -----------         ---------

CASH AT END OF PERIOD                                               $    93,548         $ 109,118
                                                                    ===========         =========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
       For Each of the Three Month Periods Ended January 31, 2001 and 2000

--------------------------------------------------------------------------------

           Supplemental Disclosure of Cash Flow Information

                                                         2001             2000
                                                       ---------         ------

Interest paid                                          $   4,478         $3,524
Income taxes paid                                      $     800         $  800

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Series D Preferred stock isued for a
 note receivable:
     Increase in note receivable                       $ 400,000         $   --
     Issuance of Series D preferred stock              $(400,000)        $   --

Exercise of option to purchase building:
     Increase in property, plant and equipment         $ 105,000         $   --
     Decrease in building purchase option              $(105,000)        $   --


The accompanying notes are an integral part of the financial statements.

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

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2000, included in our Annual Report on Form 10-KSB.

      Principles of Consolidation

      In February 2000, the Company formed two wholly owned subsidiary, Electropure EDI, Inc. ("EDI") and Micro Imaging Technology ("MIT") and transferred related assets and liabilities at cost to these entities in exchange for common and preferred stock. In January 2001, the Company formed a limited liability company as a wholly owned subsidiary known as Electropure Holdings, LLC ("LLC").

      The consolidated financial statements of Electropure, Inc. and Subsidiaries include the accounts of the Company, its wholly owned subsidiary EDI, its majority owned subsidiary MIT, and the wholly owned partnership LLC. All significant intercompany transactions have been eliminated.

      Financial Statement Classification

      Certain amounts presented within the 2000 financial statements have been reclassified in order to conform to the 2001 financial statement presentation.

2.    PROPERTIES AND EQUIPMENT

      At January 31, 2001 and October 31, 2000, property and equipment consisted of the following:


                                         January 31,        October 31,
                                             2001              2000
                                         -----------        -----------

Building                                 $ 2,454,552         $      --
Machinery and equipment                      498,968           482,457
Automobiles                                   46,297            46,297
Furniture and fixtures                       121,567           116,190
Leasehold improvements                            --            45,954
                                         -----------         ---------
                                           3,121,384           690,898
Less:  accumulated depreciation             (191,073)         (197,903)
                                         -----------         ---------
TOTAL PROPERTY AND EQUIPMENT, NET        $ 2,930,311         $ 492,995
                                         ===========         =========

3.       NOTES PAYABLE


         At January 31, 2001 and October 31, 2000, notes payable consisted of the following:

                                                         2001           2000
                                                      -----------     --------

          NOTES PAYABLE TO BANK

          Note payable to bank, with an
          interest rate of 8% per annum,
          due in April 2001 and
          collateralized by a $15,000
          certificate of deposit                      $     9,656     $ 11,471

          Note payable to a bank,
          collateralized by deed of trust
          on building purchased, with
          interest at 10.25% per annum,
          payable in monthly installments
          of $12,978 through July 1, 2003,
          with balance due on August 1, 2003            1,375,783           --

            Less: Current portion                        (165,390)     (11,471)
                                                      -----------     --------

          LONG TERM PORTION OF NOTES
          PAYABLE TO BANK                             $ 1,220,049     $     --
                                                      ===========     ========

          Unsecured note payable to majority
          shareholder, with interest at 8%
          per annum, interest payable
          quarterly beginning on June 30,
          2001, with balance due in full
          on January 17, 2004                         $ 1,003,111     $     --

            Less: Current portion                         (76,444)          --
                                                      -----------     --------

          LONG TERM PORTION OF NOTE
            PAYABLE TO SHAREHOLDER                    $   926,667     $     --
                                                      ===========     ========

         Future maturities of long term debt are as follows as of January 31, 2001:

                                         2002         $  235,734
                                         2003         $1,537,226
                                         2004         $1,253,556
                                                      ----------

                                         TOTAL        $3,026,516
                                                      ==========

4.    CONTINGENCIES

      Litigation

      In August 1999, Electropure, Inc. and an unaffiliated third party, Universal Aqua Technologies, Inc. were named as cross defendants in a cross complaint by Douglas B. Platt doing business as East-West Technic Group arising from a lawsuit brought by Staar Surgical Company, Inc. against East-West Technic Group, Douglas B. Platt, and Does 1 through 100. The cross complaint was filed in the Los Angeles Superior Court, Case No. GC 023410, and alleged that the Company failed to provide an EDI module that could be operated as part of the system provided by Platt to Staar.

      In April 2000, the lawsuit was settled in its entirety in exchange for the total payment of $18,000 to the plaintiff, Staar; to be paid in equal amounts of $6,000 by Platt, Universal and the Company. As of the year ended October 31, 2000, the Company paid the full amount due in settlement. As part of the settlement agreement, the Company recovered the EDI module held by Staar.

      Concentration of Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. We monitor the Company's exposure to credit losses and reserve for those accounts receivable that are deemed to be not collectible.

      During the three months ended January 31, 2001 approximately 81% of our product sales, all of which were EDI products, were made to foreign customers. One such foreign customer, Mihama Corporation of Tokyo, Japan, accounted for 29% of product sales.

      All sales and payments are in U.S. dollars. No provision has been recorded for uncollectable trade accounts receivable for the period ended January 31, 2001.

5.    SHARE TRANSACTIONS

      EXCHANGE OF PREFERRED SHARES

      In January 2001, we exchanged 250,000 shares of Series C preferred stock for 1,000,000 shares of Series B preferred stock purchased by our majority shareholder, Anthony M. Frank, in January 1999. Each share of Series C preferred stock is convertible, at the option of the holder, into four (4) shares of common stock. The Series C preferred carries no voting rights and has a preference in liquidation equal to $4.00 per share.

      Private Placement Offering - Series D Preferred Stock

      On January 17, 2001, we sold 250,000 shares of Series D convertible preferred stock for $2.00 per share to our majority shareholder and received net proceeds of $100,000 and a note in the sum of $400,000 payable in $100,000 monthly installments. The Series D preferred carries no voting rights and has a liquidation preference equal to $2.00 per share. Each Series D preferred share is convertible, at the option of the holder, into two (2) shares of common stock.

6.    LOSS PER COMMON SHARE

      In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended January 31, 2001 and 2000 are as follows:


                                                               Three months ended
                                                                   January 31,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------

        Net loss available to common shareholders:
          Net loss                                         $  (580,088)    $  (433,332)
                                                           -----------     -----------
        NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $  (580,088)    $  (433,332)
                                                           ===========     ===========

          Weighted average shares outstanding                9,377,341       7,809,437
                                                           ===========     ===========

        BASIC AND DILUTED NET LOSS PER COMMON SHARE        $     (0.06)    $     (0.06)
                                                           ===========     ===========

      The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2001 and January 31, 2000 as follows:


                                                      2001         2000
                                                    ---------    ---------

         Stock options and warrants                 5,858,827    4,026,224
         Convertible preferred stock                  500,000    1,000,000
         Contingently issuance common shares          516,479      516,479

7.    BUSINESS SEGMENTS

      We have four reportable segments: water purification ("EDI"), hydro components ("HC/membrane"), fluid monitoring (Micro Imaging Technology ["MI"]) (a start up segment), and real estate holdings ("LLC"). The water purification segment produces water treatment modules for sale to manufacturers of high purity water treatment systems. The hydro components segment sells water and wastewater treatment products to the light commercial/industrial markets and ion exchange membranes for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. The fluid monitoring segment is developing technology that is anticipated will enable real time identification of contamination in fluids. The sole purpose of the real estate segment is ownership of the building purchased in January 2001.

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

BUSINESS SEGMENT INFORMATION:

                                               Three months ended
                                                   January 31,
                                           --------------------------
                                              2001           2000
                                           -----------    -----------

Revenue
    EDI                                    $  (124,870)   $  (117,614)
    HC/membrane                                  1,308        (70,010)
    MI                                              --        (41,646)
                                           -----------    -----------
TOTAL REVENUE                              $  (123,562)   $  (229,269)
                                           -----------    -----------

Operating Loss
    EDI                                    $  (220,575)   $   (60,143)
    HC/membrane                                116,829             --
    MI                                         (94,292)       (95,476)
    LLC                                       (381,043)       (10,547)
    Corporate                                   (1,007)            --
                                           -----------    -----------
TOTAL OPERATING LOSS                       $  (580,088)   $  (166,166)
                                           -----------    -----------

Depreciation and Amortization
    EDI                                    $    37,499    $     7,181
    HC/membrane                                     --         24,937
    MI                                           1,313          1,070
    LLC                                            224             --
    Corporate                                   11,095         10,389
                                           -----------    -----------
TOTAL DEPRECIATION AND AMORTIZATION        $    50,131    $    43,577
                                           -----------    -----------

Identifiable Assets
    EDI                                    $   650,210    $   698,126
    HC/membrane                                  8,044        139,973
    MI                                          22,490         17,845
    LLC                                      2,454,328             --
    Corporate                                  306,241        447,707
                                           -----------    -----------
TOTAL IDENTIFIABLE ASSETS                  $ 3,441,313    $ 1,303,651
                                           -----------    -----------

Expenditures for Long Lived Assets
    EDI                                    $     9,131    $    18,302
    HC/membrane                                     --             --
    MI                                           6,161             --
    LLC                                      2,349,522             --
    Corporate                                    7,632          1,796
                                           -----------    -----------
TOTAL EXPENDITURES FOR LONG LIVED ASSETS   $ 2,372,446    $    20,098
                                           -----------    -----------

GEOGRAPHIC INFORMATION:

                                           January 31,    January 31,
                                              2001           2000
                                           -----------    -----------

Revenues
     United States                         $    22,433    $   118,449
     Japan                                      36,000        105,300
     Luxembourg                                     --             --
     Germany                                    13,263             --
     Ireland                                     4,600             --
     Other foreign countries                    47,267          5,521
                                           -----------    -----------
TOTAL REVENUES                             $   123,563    $   229,270
                                           -----------    -----------

8.    SUBSEQUENT EVENTS

      In February 2001, we realized $100,000 on the note receivable from our majority shareholder, leaving a balance due on such note in the sum of $300,000.

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

      RESULTS OF OPERATIONS

      References to fiscal 2000 and fiscal 2001 are for the three months ended January 31, 2000 and 2001, respectively.

      Sales decreased in fiscal 2001 by $105,707 as compared to fiscal 2000 primarily due to the fact that we discontinued sales of our hydro components products when we sold the assets of that operation in November 2000. In addition, during fiscal 2001 there were no sales of our ion exchange membrane products which are generally sold in bulk lots with orders occurring intermittently and spaced over longer periods of time.

      Costs of goods sold for fiscal 2001 decreased by $42,626 compared to fiscal 2000 due to the decrease in the cost of raw materials for fewer products sold during the current period. This decrease was partially offset by the fact that there was not a commensurate reduction in fixed overhead during the period.

      Research and development expenses for fiscal 2001 decreased by $1,868 compared to fiscal 2000. These expenses primarily arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. During fiscal 2000, we also conducted minimal research and development activities relating to our ion exchange membranes and a power supply component for our EDI product. The decrease in research and development expense in fiscal 2001 primarily reflects reduced activities in the ion exchange membrane and EDI related research activities.

      General and administrative expenses for fiscal 2001 increased by $241,470 as compared to fiscal 2000. This results primarily from an increase of $226,969 in the cost of issuing options and warrants for services and as compensation to the majority shareholder. We also realized a $70,583 increase in consulting expenses in fiscal 2001 relating to marketing services in our EDI subsidiary. These increases were partially offset by a $27,091 decrease in salaries and related expenses during the current period.

      Interest income arose from short-term investments and decreased by $4,318 for the fiscal period ended January 31, 2001 as compared to the prior year period, reflecting a reduction in available working capital. Interest expense for fiscal 2001 increased by $954 compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

      We realized $161,173 in fiscal 2001 from the bulk sale of our hydro components assets in November 2000.

      We realized a net loss before income taxes of $579,288 for fiscal 2001, representing an increase of $146,756 from the prior year level. The increase reflects both a reduction in profitable sales and an increase in operating expenses marked by the costs of warrant and option issuances.

      LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 2001, we had working capital deficit of $82,436. This represents a working capital decrease of $394,418 compared to that reported at October 31, 2000 and primarily reflects the cost of financing the building we purchased in January 2001 as well as a reduction in sales revenues.

      Our primary sources of working capital have been from short-term loans and from the sale of private placement securities. In January 2001, we borrowed $1,000,000 from Mr. Anthony Frank, a majority shareholder, at an 8% annual interest rate which sums we used as a down payment on our building purchase. We borrowed an additional $1,375,000 from a commercial real estate lender to finance the balance of the building purchase. During the three months ended January 31, 2001, we received $100,000 in cash and a note for $400,000 on the sale of 250,000 shares of Series D convertible preferred stock to our majority shareholder.

      In February 2001, we realized a net profit of $161,173 on the sale of the majority of our hydro components division assets to an unaffiliated third party for a total purchase price of $215,000. Sales of our EDI products during the three months ended January 31, 2001, a period which traditionally shows a reduction in sales activity in the water treatment industry, amounted to

      $124,870, approximately 78% of sales generated during the prior three month period. Compared to the three months ended January 31, 2000, sales of our EDI products increased by approximately 7% in the current period.

      PLAN OF OPERATION

      In the opinion of management, available funds, funds to be realized on the collection of accounts receivable from product sales and proceeds from the sale of Series D preferred stock to our majority shareholder over the next three months is expected to satisfy our working capital requirements through May 2001.

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

ITEM 2. CHANGES IN SECURITIES

      On January 11, 2001, the Board of Directors granted 250,000 five-year warrants to our majority shareholder, Mr. Anthony Frank, at an exercise price of $0.47 per share. Such warrants were granted in recognition for his assistance to us over the years.

      On January 17, 2001, Mr. Frank converted 1,000,000 shares of Series B convertible preferred stock each with four (4) votes per share into 250,000 shares of Series C convertible preferred stock which carry no voting rights. Each series of preferred stock have an aggregate liquidation value equal to the $1,000,000 price Mr. Frank paid in January 1999. Each one share of Series C preferred stock is convertible into two
      (2) shares of common stock at the option of the holder.

      Also in January 2001, we agreed to sell Mr. Frank up to 250,000 shares of Series D convertible preferred stock for $2.00 per share in 50,000 monthly increments beginning on January 26, 2001. Each share of Series D preferred shares has a liquidation value of $2.00 per share and is convertible, at the option of Mr. Frank, into two (2) shares of common stock.

      On January 11, 2001, the Board of Directors authorized the issuance of up to 850,000 options to purchase common stock at $0.50 per share to certain officers, directors and key employees. The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the Plan.

      All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                None


      (b)   Report on Form 8-K.

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 19, 2001

                                        ELECTROPURE, INC.

                                        By  /s/  CATHERINE PATTERSON
                                            ------------------------------------
                                            Catherine Patterson
                                            (Secretary and Chief Financial
                                            Officer with responsibility to
                                            sign on behalf of Registrant as
                                            a duly authorized officer and
                                            principal financial officer)