Form 10QSB
period 2001-04-30
ELECTROPURE INC
filed 2001-06-14
CIK 808015

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

For the quarterly period                          Commission file number 0-16416
ended APRIL 30, 2001

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

        At May 31, 2001, 9,377,341 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                       ELECTROPURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (UNAUDITED)
                              As of April 30, 2001

                                     ASSETS

                                                                 April 30,           October 31,
                                                                   2001                  2000
                                                                ----------           -----------
                                                                (UNAUDITED)
Current assets:
    Cash and equivalents                                        $  139,847            $  180,918
    Escrow deposit                                                      --                15,000
    Trade accounts receivable                                       36,085                83,322
    Inventories                                                    163,018               172,785
    Prepaid legal fees                                              92,500                92,500
    Other prepaid expenses                                           4,007                 4,107
    Assets held for sale                                                --                52,163
    Amounts due from escrow                                             --                    --

                                                                ----------            ----------
        Total current assets                                       435,457               600,795

Property, plant and equipment, net                               2,884,123               492,995

Acquired technology, net of accumulated amortization                71,945                91,945

Building purchase option                                                --               105,000
                                                                ----------            ----------
TOTAL ASSETS                                                    $3,391,525            $1,290,735
                                                                ==========            ==========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (UNAUDITED)
                              As of April 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           April 30,              October 31,
                                                                                             2001                     2000
                                                                                         ------------             ------------
                                                                                          (Unaudited)
Current liabilities:
      Trade accounts payable                                                             $    125,452             $    105,372
      Current portion of obligations under capital leases                                       4,494                    2,602
      Current portion of notes payable to bank                                                 14,408                   11,471
      Customer deposit                                                                         25,535                       --
      Accrued payroll                                                                         136,909                  142,680
      Other accrued liabilities                                                                56,885                   26,688
                                                                                         ------------             ------------

            Total current liabilities                                                         363,682                  288,813

Obligations under capital leases, net of current portion                                       16,869                    6,629
Note payable to bank, net of current portion                                                1,370,865                       --
Note payable to shareholder                                                                 1,000,000                       --
                                                                                         ------------             ------------

TOTAL LIABILITIES                                                                           2,751,416                  295,442
                                                                                         ------------             ------------

Commitments and contingencies                                                                      --                       --

Redeemable convertible preferred stock, $0.01 par value;
      2,600,000 shares authorized, issued and outstanding                                      26,000                   26,000
                                                                                         ------------             ------------

Stockholders' equity:
      Series B convertible preferred stock; $1.00 par value; 1,000,000 shares authorized; no shares and 1,000,000 shares issued and outstanding
         at April 30, 2001 and October 31, 2000                                                    --                1,000,000
      Series C convertible preferred stock; $1.00 par
         value; 250,000 shares authorized; 250,000 and no
         shares issued and outstanding at April 30, 2001
         and October 31, 2000                                                                 250,000                       --
      Series D convertible preferred stock; $1.00 par
         value; 250,000 shares authorized; 250,000 and no
         shares issued and outstanding at April 30, 2001
         and October 31, 2000                                                                 250,000                       --
      Common stock, $0.01 par value; 20,000,000
         shares authorized; 9,377,341 shares issued and
         outstanding at April 30, 2001 and October 31, 2000                                    93,773                   93,773
      Class B common stock, $0.01 par value; 83,983
         shares authorized, issued and outstanding at
         April 30, 2001 and October 31, 2000                                                      840                      840
      Additional paid-in capital                                                           23,966,179               22,709,444
      Accumulated deficit                                                                 (23,809,699)             (22,798,864)
      Notes receivable on common stock                                                       (136,984)                 (35,900)
                                                                                         ------------             ------------

TOTAL SHAREHOLDERS' EQUITY                                                                    614,109                  969,293
                                                                                         ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  3,391,525             $  1,290,735
                                                                                         ============             ============


The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

                                                         Three months ended                            Six months ended
                                                             April 30,                                     April 30,
                                                  -------------------------------             ---------------------------------
                                                     2001                  2000                    2001                  2000
                                                  ---------             ---------             -----------             ---------
Net sales                                         $ 218,578             $ 213,573             $   342,140             $ 442,842
Cost of sales                                       291,200               270,027                 490,883               560,257
                                                  ---------             ---------             -----------             ---------

   Gross profit (loss)                              (72,622)              (56,454)               (148,743)             (117,415)
                                                  ---------             ---------             -----------             ---------

Operating costs and expenses:
   Research and development                          95,400               112,874                 193,816               213,158
   Salaries                                         114,098               150,269                 246,783               262,124
   Consulting                                        41,045               117,845                 248,115               169,420
   Other operating expenses                          50,493                49,907                 271,476               157,824
                                                  ---------             ---------             -----------             ---------

   Total operating expenses                         301,036               430,895                 960,189               802,526
                                                  ---------             ---------             -----------             ---------

Loss from operations                               (373,658)             (487,349)             (1,108,933)             (919,941)
                                                  ---------             ---------             -----------             ---------

Other income (expense):
   Interest income                                    1,880                 2,708                   4,146                 9,292
   Interest expense                                 (55,969)                  (47)                (60,447)               (3,571)
   Other income (expense), net                       (3,000)               (2,000)                 (5,974)               (5,000)
   Gain on sale of assets                                --                    --                 161,173                    --
                                                  ---------             ---------             -----------             ---------

Other income (expense), net                         (57,089)                  661                  98,898                   721
                                                  ---------             ---------             -----------             ---------

Loss before provision for income taxes             (430,746)             (486,688)             (1,010,035)             (919,220)
   Provision for income tax                              --                    --                    (800)                 (800)
                                                  ---------             ---------             -----------             ---------

NET LOSS                                          $(430,746)            $(486,688)            $(1,010,835)            $(920,020)
                                                  =========             =========             ===========             =========

NET LOSS PER SHARE, BASIC AND DILUTED             $   (0.05)            $   (0.06)            $     (0.11)            $   (0.11)
                                                  =========             =========             ===========             =========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (UNAUDITED)
                  FOR THE SIX MONTH PERIOD ENDED APRIL 30, 2001

                                           Series B     Series C      Series D                           Series B       Series C
                                          Convertible  Convertible   Convertible              Class B   Convertible   Convertible
                                           Preferred    Preferred     Preferred     Common     Common    Preferred     Preferred
                                            Shares       Shares        Shares       Shares     Shares      Stock         Stock
                                          ----------   -----------   -----------   ---------  -------   ------------  -----------
BALANCE, OCTOBER 31, 2000                  1,000,000          --            --     9,377,341   83,983    $ 1,000,000    $     --

  Issuance of Series C convertible
    preferred shares in exchange
    for Series B convertible
    preferred shares                      (1,000,000)    250,000            --            --       --     (1,000,000)    250,000

  Class D convertible preferred
    shares issued in private
    placement to related party                    --          --       250,000            --       --             --          --

  Options and warrants granted to
    employees and consultants for
    services                                      --          --            --            --       --             --          --

  Warrants granted to majority
    shareholder as bonus                          --          --            --            --       --             --          --

  Interest recognized to notes
    receivable for common shares                  --          --            --            --       --             --          --

  Net loss                                        --          --            --            --       --             --          --
                                          ----------     -------       -------     ---------   ------    -----------    --------

BALANCE, APRIL 30, 2001                           --     250,000       250,000     9,377,341   83,983    $        --    $250,000
                                          ==========     =======       =======     =========   ======    ===========    ========

                                          Series D                                                        Note
                                         Convertible            Class B     Additional                  Receivable
                                          Preferred   Common    Common       Paid-in     Accumulated      Common
                                            Stock      Stock     Stock       Capital       Deficit         Stock          Total
                                         -----------  -------   --------   -----------   ------------   ----------     -----------
BALANCE, OCTOBER 31, 2000                  $     --   $93,773   $    840   $22,709,444   $(22,798,864)   $ (35,900)    $   969,293

  Issuance of Series C convertible
    preferred shares in exchange
    for Series B convertible
    preferred shares                             --        --         --       750,000             --           --              --

  Class D convertible preferred
    shares issued in private
    placement to related party              250,000        --         --       250,000             --     (100,000)        400,000

  Options and warrants granted to
    employees and consultants for
    services                                     --        --         --       141,735             --           --         141,735

  Warrants granted to majority
    shareholder as bonus                         --        --         --       115,000             --           --         115,000

  Interest recognized to notes
    receivable for common shares                 --        --         --            --             --       (1,084)         (1,084)

  Net loss                                       --        --         --            --     (1,010,835)          --      (1,010,835)
                                           --------   -------   --------   -----------   ------------    ---------     -----------

BALANCE, APRIL 30, 2001                    $250,000   $93,773   $    840   $23,966,179   $(23,809,699)   $(136,984)    $   614,110
                                           ========   =======   ========   ===========   ============    =========     ===========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

                                                                               For the               For the
                                                                              Six Month             Six Month
                                                                             Period Ended          Period Ended
                                                                            April 30, 2001        April 30, 2000
                                                                            --------------        --------------
Cash flows from operating activities:
Net loss                                                                     $(1,010,834)            $(920,020)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                                 93,818                67,637
     Amortization                                                                 20,000                20,000
     Issuance of options and warrants for services                               141,735               150,188
     Issuance of warrants to majority shareholder as compensation                115,000                    --
     Interest on notes receivable for common stock                                (1,084)                    0

(Increase) decrease in assets:
     Trade accounts receivable                                                    47,237                25,850
     Prepaid legal and other expenses                                                100                 7,162
     Inventories                                                                   9,767                 6,007
     Assets held for sale                                                         52,163                    --
     Amounts due from escrow                                                          --                    --
Increase (decrease) in liabilities:
     Trade accounts payable                                                       20,080                38,862
     Customer deposit                                                             25,535              (161,203)
     Accrued payroll and other liabilities                                        24,425               (12,690)
                                                                             -----------             ---------

CASH USED IN OPERATING ACTIVITIES                                               (462,058)             (778,207)
                                                                             -----------             ---------

Cash flows used in investing activities
     Purchase of property, plant and equipment                                (2,379,946)              (53,421)
     Purchase of certificate of deposit                                                                (15,000)
                                                                             -----------             ---------

CASH USED IN INVESTING ACTIVITIES                                             (2,379,946)              (68,421)
                                                                             -----------             ---------

Cash flows provided by (used in) financing activities:
     Principal payments on notes payable                                          10,934                12,195
     Proceeds from the issuance of notes payable                               1,375,000                15,000
     Proceeds from deposit refund                                                 15,000                    --
     Proceeds from exercise of warrants                                               --                 1,821
     Proceeds from exercise of common stock                                           --               760,181
     Proceeds from issuance of Series D preferred stock                          400,000                    --
     Proceeds from issuance of note payable to a related party                 1,000,000                    --
                                                                             -----------             ---------

CASH PROVIDED BY FINANCING ACTIVITIES                                          2,800,934               789,197
                                                                             -----------             ---------

NET INCREASE (DECREASE) IN CASH                                                  (41,071)              (57,431)

CASH AT BEGINNING OF PERIOD                                                      180,918               204,328
                                                                             -----------             ---------

CASH AT END OF PERIOD                                                        $   139,847             $ 146,897
                                                                             ===========             =========


The accompanying notes are an integral part of the financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

                Supplemental Disclosure of Cash Flow Information

                                                                                    2001                 2000
                                                                                -----------             ------
Interest paid                                                                   $    60,447             $3,571
Income taxes paid                                                               $       800             $  800

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of Series B Preferred stock to Series C Preferred stock:
   Decrease in Series B Preferred stock                                         $ 1,000,000             $   --
   Increase in Series C Preferred stock                                         $  (250,000)            $   --
   Increase in Additional paid-in capital                                       $  (750,000)            $   --

Series D Preferred stock issued for a note receivable:
   Increase in note receivable                                                  $   100,000             $   --
   Issuance of Series D preferred stock                                         $  (100,000)            $   --

Exercise of option to purchase building:
   Increase in property, plant and equipment                                    $   105,000             $   --
   Decrease in building purchase option                                         $  (105,000)            $   --


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

        Principles of Consolidation

        In February 2000, the Company formed two wholly owned subsidiaries, Electropure EDI, Inc. ("EDI") and Micro Imaging Technology ("MI") and transferred related assets and liabilities at cost to these entities in exchange for common and preferred stock. In January 2001, the Company formed a limited liability partnership as a wholly owned subsidiary known as Electropure Holdings, LLC ("LLC").

        The consolidated financial statements of Electropure, Inc. and Subsidiaries include the accounts of the Company, its wholly owned subsidiary EDI, its majority owned subsidiary MI, and the wholly owned partnership LLC. All significant intercompany transactions have been eliminated.

        Financial Statement Classification

        Certain amounts presented within the 2000 financial statements have been reclassified in order to conform to the 2001 financial statement presentation.

2.      PROPERTIES AND EQUIPMENT

        At April 30, 2001 and October 31, 2000, property and equipment consisted of the following:

                                              April 30,              October 31,
                                                2001                    2000
                                             -----------             ---------
Building                                     $ 2,433,873             $      --
Machinery and equipment                          506,471               482,457
Automobiles                                       46,297                46,297
Furniture and fixtures                           121,567               116,190
Leasehold improvements                                --                45,954
                                             -----------             ---------
                                               3,108,208               690,898
Less:  accumulated depreciation                 (224,085)             (197,903)
                                             -----------             ---------
TOTAL PROPERTY AND EQUIPMENT, NET            $ 2,884,123             $ 492,995
                                             ===========             =========

3.      NOTES PAYABLE

At April 30, 2001 and October 31, 2000, notes payable consisted of the following:

                                                                2001                   2000
                                                             -----------             --------
NOTES PAYABLE TO BANK

Note payable to bank, with an interest rate
of 8% per annum, due in April 2001 and
collateralized by a $15,000 certificate of deposit           $        --             $ 11,471

Note payable to a bank, collateralized by
deed of trust on building, with interest
at 10.25% per annum, payable in monthly
installments of $12,978 through July 1,
2003, with balance due on August 1, 2003                       1,385,273                   --

    Less:  Current portion                                       (14,408)             (11,471)
                                                             -----------             --------

LONG TERM PORTION OF NOTES PAYABLE TO BANK                   $ 1,370,865             $     --
                                                             ===========             ========

Unsecured note payable to majority shareholder,
with only interest at 8% payable quarterly
beginning on June 30, 2001, with balance due
in full on January 17, 2004                                  $ 1,000,000             $     --
                                                             -----------             --------

    Less:  Current portion                                            --                   --
                                                             -----------             --------
LONG TERM PORTION OF NOTE PAYABLE TO SHAREHOLDER             $ 1,000,000             $     --
                                                             ===========             ========

Future maturities of long term debt are as follows as of April 30, 2001:

2002                $   14,408
2003                $1,370,865
2004                $1,000,000
                    ----------
TOTAL               $2,385,273
                    ==========

        Interest expense for the three and six month periods ended April 30, 2001 was $55,969 and $60,447, respectively.

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

        During the six months ended April 30, 2001 approximately 85% of our EDI product sales were made to foreign customers. One such foreign customer, Mihama Corporation of Tokyo, Japan, accounted for 23% of product sales. Sales of membrane products, all to domestic customers, accounted for approximately 1% of total sales revenues.

        All sales and payments are in U.S. dollars. No provision has been recorded for uncollectable trade accounts receivable for the period ended April 30, 2001.

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

        Private Placement Offering - Series D Preferred Stock

        On January 17, 2001, we sold 250,000 shares of Series D convertible preferred stock for $2.00 per share to our majority shareholder. As of April 30, 2001, we had received net proceeds of $400,000 from the sale with the balance of $100,000 due on May 29, 2001. The Series D preferred carries no voting rights and has a liquidation preference equal to $2.00 per share. Each Series D preferred share is convertible, at the option of the holder, into two (2) shares of common stock.

6.      LOSS PER COMMON SHARE

        In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended April 30, 2001 and 2000 are as follows:


                                                         Three months ended                      Six months ended
                                                              April 30,                              April 30,
                                                   -------------------------------         -------------------------------
                                                      2001                2000                2001                2000
                                                   -----------         -----------         -----------         -----------
Net loss available to common shareholders:
    Net loss                                       $  (430,746)        $  (486,688)        $(1,010,835)        $  (920,020)
                                                   -----------         -----------         -----------         -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $  (430,746)        $  (486,688)        $(1,010,835)        $  (920,020)
                                                   ===========         ===========         ===========         ===========

    Weighted average shares outstanding              9,377,341           8,546,011           9,377,341           8,546,011
                                                   ===========         ===========         ===========         ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $     (0.05)        $     (0.06)        $     (0.11)        $     (0.11)
                                                   ===========         ===========         ===========         ===========

        The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2001 and April 30, 2000 as follows:

                                                 2001                 2000
                                               ---------            ---------
Stock options and warrants                     5,731,327            5,101,327
Convertible preferred stock                      500,000            1,000,000
Contingently issuable common shares              516,479              516,479

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

BUSINESS SEGMENT INFORMATION:

                                                            Three months ended                              Six months ended
                                                                 April 30,                                     April 30,
                                                      -------------------------------             ---------------------------------
                                                        2001                  2000                    2001                  2000
                                                      ---------             ---------             -----------             ---------
Revenue
     EDI                                              $ 213,600             $ 117,835             $   338,470             $ 235,449
     HC/Membrane                                          4,978                95,737                   3,670               207,393
     MI                                                      --                    --                      --                    --
                                                      ---------             ---------             -----------             ---------
  TOTAL REVENUE                                       $ 218,578             $ 213,572             $   342,140             $ 442,842
                                                      =========             =========             ===========             =========

Operating Loss
     EDI                                              $(154,997)            $(108,262)            $  (375,572)            $(212,628)
     HC/Membrane                                        (37,996)              (18,432)                (82,340)              (72,753)
     MI                                                (102,193)             (103,374)               (196,289)             (189,598)
     LLC                                                 11,390                    --                  11,166                    --
     CORPORATE                                          (89,862)             (257,281)               (465,898)             (444,962)
                                                      ---------             ---------             -----------             ---------
  TOTAL OPERATING LOSS                                $(373,658)            $(487,349)            $(1,108,933)            $(919,941)
                                                      =========             =========             ===========             =========

Depreciation and Amortization
     EDI                                              $  34,148             $  32,363             $    71,647             $  64,382
     HC/Membrane                                             --                    99                      27                   198
     MI                                                   1,439                 1,070                   2,752                 2,140
     LLC                                                 20,455                    --                  20,679                    --
     CORPORATE                                            7,618                10,528                  18,713                20,917
                                                      ---------             ---------             -----------             ---------
  TOTAL DEPRECIATION AND AMORTIZATION                 $  63,660             $  44,060             $   113,818             $  87,637
                                                      =========             =========             ===========             =========

Expenditures for Long Lived Assets
     EDI                                              $   6,686             $  22,922             $    15,817             $  41,224
     HC/Membrane                                            816                    --                     816                    --
     MI                                                   1,220                 1,505                   7,381                 1,505
     LLC                                                     --                    --               2,349,522                    --
     CORPORATE                                               --                 8,896                   6,411                10,692
                                                      ---------             ---------             -----------             ---------
  TOTAL EXPENDITURES FOR LONG LIVED ASSETS            $   8,722             $  33,323             $ 2,379,946             $  53,421
                                                      =========             =========             ===========             =========

GEOGRAPHIC INFORMATION:

Revenues
     United States                                    $  30,427             $ 100,164             $    52,860             $ 218,613
     Japan                                               41,240                65,000                  77,240               170,300
     Luxembourg                                          34,553                    --                  45,934                    --
     Germany                                             36,578                14,650                  49,841                14,650
     Ireland                                             36,322                    --                  39,522                 3,000
     Other foreign countries                             39,458                33,758                  76,743                36,279
                                                      ---------             ---------             -----------             ---------
  TOTAL REVENUES                                      $ 218,578             $ 213,572             $   342,140             $ 442,842
                                                      =========             =========             ===========             =========

                                                                            April 30,             October 31,
                                                                              2001                   2000
                                                                           ----------             -----------
Identifiable Assets
     EDI                                                                   $  614,722              $  691,572
     HC/Membrane                                                               10,407                  98,864
     MI                                                                         3,922                  16,422
     LLC                                                                    2,433,918                      --
     ALL OTHERS                                                               328,556                 483,877
                                                                           ----------              ----------
  TOTAL IDENTIFIABLE ASSETS                                                $3,391,525              $1,290,735
                                                                           ==========              ==========

8.      SUBSEQUENT EVENTS

        NONE

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. Such forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results we expect. Potential risks and uncertainties that could affect our future operating results include, without limitation, economic, competitive and legislative developments.

        RESULTS OF OPERATIONS

        References to fiscal 2000 and fiscal 2001 are for the six months ended April 30, 2000 and 2001, respectively.

        Sales decreased in fiscal 2001 by $100,702 as compared to fiscal 2000 primarily because we discontinued sales of our hydro components products when we sold the assets of that operation in November 2000. In addition, during fiscal 2001 there were minimal sales of our ion exchange membrane products, which are generally sold in bulk lots with orders occurring intermittently and spaced over longer periods.

        Costs of goods sold for fiscal 2001 decreased by $69,374 compared to fiscal 2000 due to the decrease in the cost of raw materials for fewer products sold during the current period. This decrease was partially offset by the fact that there was not a commensurate reduction in fixed overhead during the period.

        Research and development expenses for fiscal 2001 decreased by $19,342 compared to fiscal 2000. These expenses primarily arise from the program, which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. During fiscal 2000, we also conducted minimal research and development activities relating to our ion exchange membranes and a power supply component for our EDI product. The decrease in research and development expense in fiscal 2001 primarily reflects reduced activities in the research activities related to a power supply for our EDI product.

        General and administrative expenses for fiscal 2001 increased by $177,005 as compared to fiscal 2000. This results primarily from an expense of $115,000 as the cost of issuing warrants as compensation to the majority shareholder. We also realized a $78,695 increase in consulting expenses in fiscal 2001 relating to marketing services in our EDI subsidiary. These increases were partially offset by a $15,342 decrease in salaries and related expenses during the current period.

        Interest income arose from short-term investments and decreased by $5,146 for the fiscal period ended April 30, 2001 as compared to the prior year period, reflecting a reduction in available working capital. Interest expense for fiscal 2001 increased by $56,876 compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

        We realized a gain of $161,173 in fiscal 2001 from the bulk sale of our hydro components assets in November 2000.

        We realized a net loss before income taxes of $1,010,835 for fiscal 2001, representing an increase of $90,815 from the prior year level. The increase reflects both a reduction in profitable sales and an increase in operating expenses marked by the costs of warrant and option issuances.

        LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 2001, we had working capital of $71,775. This represents a working capital decrease of $240,207 compared to that reported at October 31, 2000. The decrease reflects an increase of $74,869 in liabilities partly due to the cost of financing the building we purchased in January 2001. The decrease also reflects a decrease in sales revenues, a $47,237 reduction in accounts receivable and a reduction of $52,163 in assets held for sale primarily as a result of the sale of our hydro components division in November 2000.

        Our primary sources of working capital have been from short-term loans and from the sale of private placement securities. In January 2001, we borrowed $1,000,000 from Mr. Anthony Frank, a majority shareholder, at an 8% annual interest rate which sums we used as a down payment on our building purchase. We borrowed an additional $1,375,000 from a commercial real estate lender to finance the balance of the building purchase. During the six months ended April 30, 2001, we received $400,000 in cash and a note for $100,000 on the sale of 250,000 shares of Series D convertible preferred stock to our majority shareholder.

        In November 2000, we realized a gain of $161,173 on the sale of the majority of our hydro components division assets to an unaffiliated third party for a total purchase price of $215,000. Sales of our EDI products during the six months ended April 30, 2001 amounted to $338,470, which represents a 44% increase compared to EDI sales in the prior year period.

        Shipments of EDI products are made as promptly as possible after receipt of firm sales orders in accordance with delivery requirements stipulated by the customer. As of April 30, 2001, we have accepted firm orders for delivery of EDI modules valued at approximately $192,400. As of the date of this report, we have an estimated backlog of $355,000 on EDI orders scheduled for delivery through the end of July 2001.

        PLAN OF OPERATION

        In the opinion of management, available funds, funds to be realized on the collection of accounts receivable from product sales, proceeds from the sale of Series D preferred stock to our majority shareholder, and proceeds to be realized from the sale of EDI products currently on order, is expected to satisfy our working capital requirements through September 2001.

        In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receives a 10% commission on all EDI orders in the stated territories. In December 2000, we entered into a similar business arrangement with companies in Connecticut and Canada granting distribution rights in the Northeast United States and in the People's Republic of China, respectively.

        Currently, we are seeking short term working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MI research program. This approach is intended to optimize the value of our EDI technology and the MI System as we discuss licensing and/or joint venture arrangements with potential candidates. The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner.

        We will be required to raise substantial amounts of new financing, in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

ITEM 2.      CHANGES IN SECURITIES

        Stock Options Issued to Employees

        On March 21, 2001, we issued 50,000 options to purchase common stock for $0.25 per share in partial consideration for consulting services to be rendered. Such options expire in March 2004.

        On April 9, 2001, we issued 50,000 options at $0.25 per share to an employee. Such options vest over a five-year period and expire in April 2006.

        Warrants Issued to Non-Employees

        On March 21, 2001, we granted 100,000 options at $0.25 per share to a consultant for services to be rendered. The warrants vest in quarterly increments commencing on the grant date. The fair value of the warrants, $24,000, will be expensed over the one-year term of the consulting arrangement.

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

Dated:  May 31, 2001

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