Form 10QSB
period 2001-07-31
ELECTROPURE INC
filed 2001-09-13
CIK 808015

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

                           --------------------------

For the quarterly period                          Commission file number 0-16416
ended JULY 31, 2001

                                ELECTROPURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                     33-0056212
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

            23456 South Pointe Drive, Laguna Hills, California 93653
--------------------------------------------------------------------------------
                 (Address of principal executive offices)    (Zip Code)

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

     At September 11, 2001, 9,425,341 shares of the Registrant's stock were outstanding.

            ---------------------------------------------------------

                       Electropure, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                               As of July 31, 2001

--------------------------------------------------------------------------------

                                     ASSETS

                                                             July 31,
                                                               2001
                                                            ----------

Current assets:
   Cash and equivalents                                     $   82,486
   Trade accounts receivable                                   111,340
   Inventories                                                 172,754
   Prepaid legal fees                                           92,500
   Other prepaid expenses                                       21,508
                                                            ----------
      Total current assets                                     480,588

Property, plant and equipment, net                           2,860,412

Acquired technology, net of accumulated amortization            61,945
                                                            ----------

TOTAL ASSETS                                                $3,402,945
                                                            ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                              AS OF JULY 31, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             July 31,
                                                                               2001
                                                                           ------------

Current liabilities:
     Current portion of obligations under capital leases                   $      8,538
     Current portion of notes payable to bank                                    14,781
     Trade accounts payable                                                     146,618
     Accrued payroll                                                            134,221
     Other accrued liabilities                                                   85,024
     Customer deposits                                                           60,240
                                                                           ------------
          Total current liabilities                                             449,422

Obligations under capital leases, net of current portion                         23,487
Note payable to bank, net of current portion                                  1,367,027
Note payable to shareholder                                                   1,000,000
                                                                           ------------

TOTAL LIABILITIES                                                             2,839,936
                                                                           ------------

Commitments and contingencies                                                        --

Redeemable convertible preferred stock, $0.01 par value;
  2,600,000 shares authorized, issued and outstanding                            26,000
                                                                           ------------

Shareholders' equity:
     Series B convertible preferred stock; $1.00 par value;
       1,000,000 shares authorized; no shares issued and
       outstanding at July 31, 2001                                                  --
     Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31,
       2001; liquidation preference of $1,000,000                               250,000
     Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31,
       2001; liquidation preference of $500,000                                 250,000
     Common stock, $0.01 parvalue; 20,000,000 shares authorized;
       9,425,341 shares issued and outstanding at July 31, 2001                  94,253
     Class B common stock, $0.01 par value; 83,983 shares
       authorized, issued and outstanding at July 31, 2001                          840
     Additional paid-in capital                                              24,030,434
     Accumulated deficit                                                    (24,058,107)
     Notes receivable on common stock                                           (30,411)
                                                                           ------------

TOTAL SHAREHOLDERS' EQUITY                                                      537,009
                                                                           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  3,402,945
                                                                           ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
        FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                  Three months ended                     Nine months ended
                                                        July 31,                              July 31,
                                              ---------------------------         -------------------------------
                                                2001              2000                2001                2000
                                              ---------         ---------         -----------         -----------

Net sales                                     $ 470,479         $ 210,605         $   812,619         $   653,447
Cost of sales                                   353,519           214,120             844,402             774,377
                                              ---------         ---------         -----------         -----------

   Gross profit (loss)                          116,960            (3,515)            (31,783)           (120,930)
                                              ---------         ---------         -----------         -----------

Operating costs and expenses:
   Research and development                      98,898           129,132             292,714             342,290
   Sales, general and administrative            202,872           243,979             969,246             833,348
                                              ---------         ---------         -----------         -----------

   Total operating expenses                     301,770           373,111           1,261,960           1,175,638
                                              ---------         ---------         -----------         -----------

Loss from operations                           (184,810)         (376,626)         (1,293,743)         (1,296,568)
                                              ---------         ---------         -----------         -----------

Other income (expense):
   Interest income                                  983             1,966               5,130              11,258
   Interest expense                             (58,474)           (3,964)           (118,920)             (7,536)
   Other income (expense), net                   (2,999)           (4,701)             (8,975)             (9,700)
   Gain on disposition of assets                 (3,108)               --             158,065                  --
                                              ---------         ---------         -----------         -----------

Other income (expense), net                     (63,598)           (6,699)             35,300              (5,978)
                                              ---------         ---------         -----------         -----------

Loss before provision for income taxes         (248,408)         (383,325)         (1,258,443)         (1,302,546)
   Provision for income tax                          --                --                (800)               (800)
                                              ---------         ---------         -----------         -----------

NET LOSS                                      $(248,408)        $(383,325)        $(1,259,243)        $(1,303,346)
                                              =========         =========         ===========         ===========

NET LOSS PER SHARE, BASIC AND DILUTED         $   (0.03)        $   (0.04)        $     (0.13)        $     (0.15)
                                              =========         =========         ===========         ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
             FOR THE NINE MONTH PERIODS ENDED JULY 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                          For the             For the
                                                                         Nine Month          Nine Month
                                                                        Period Ended        Period Ended
                                                                        July 31, 2001       July 31, 2000
                                                                        -------------       -------------

 Cash flows from operating activities:
 Net loss                                                                $(1,259,243)        $(1,303,346)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                            124,030             101,410
     Amortization                                                             30,000              30,000
     Gain on disposition of assets                                          (158,065)                 --
     Issuance of options and warrants for services                           191,470             150,188
     Issuance of warrants to majority shareholder as compensation            115,000                  --
     Interest on notes receivable for common stock                            (1,429)                 --
     Write off of accrued interest on notes receivable
       for common stock surrendered                                              918                  --
     Issuance of shares for services                                           3,500                  --

 (Increase) decrease in assets:
     Restricted cash                                                          15,000                  --
     Trade accounts receivable                                               (28,018)             36,453
     Prepaid legal and other expenses                                             99               7,770
     Inventories                                                                (637)             (4,292)
 Increase (decrease) in liabilities:
     Trade accounts payable                                                   41,246              25,084
     Customer deposits                                                        60,240            (143,761)
     Accrued payroll and other liabilities                                    49,877              16,663
                                                                         -----------         -----------

CASH USED IN OPERATING ACTIVITIES                                           (816,012)         (1,083,831)
                                                                         -----------         -----------

 Cash flows from investing activities
     Purchase of property, plant and equipment                            (2,407,301)            (70,948)
     Proceeds from asset disposition                                         231,750                  --
     Purchase of certificate of deposit                                           --             (15,000)
                                                                         -----------         -----------

CASH USED IN INVESTING ACTIVITIES                                         (2,175,551)            (85,948)
                                                                         -----------         -----------

                                   (Continued)

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ELECTROPURE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
             FOR THE NINE MONTH PERIODS ENDED JULY 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                   (Continued)

                                                                      For the             For the
                                                                     Nine Month          Nine Month
                                                                    Period Ended        Period Ended
                                                                    July 31, 2001       July 31, 2000
                                                                    -------------       -------------

Cash flows from financing activities:
    Principal payments on notes payable                                  (20,804)            (14,063)
    Proceeds from the issuance of notes payable                        1,413,935              15,000
    Proceeds from exercise of warrants                                                         1,821
    Proceeds from exercise of common stock                                                 1,059,330
    Proceeds from issuance of Series D preferred stock                   500,000                  --
    Proceeds from issuance of note payable to a related party          1,000,000                  --
                                                                     -----------         -----------

CASH PROVIDED BY FINANCING ACTIVITIES                                  2,893,131           1,062,088
                                                                     -----------         -----------

NET (DECREASE) IN CASH                                                   (98,432)           (107,691)

CASH AT BEGINNING OF PERIOD                                              180,918             204,328
                                                                     -----------         -----------

CASH AT END OF PERIOD                                                $    82,486         $    96,637
                                                                     ===========         ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       Electropure, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at July 31, 2001 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2000, included in our Annual Report on Form 10-KSB.

     Certain amounts presented within the 2000 financial statements have been reclassified in order to conform to the 2001 financial statement presentation.

2.   PROPERTIES

     On January 31, 2001 we purchased the 30,201 sq. ft. building we currently occupy for the total purchase price of $2,454,552, including closing costs and amounts prepaid for the purchase option. We borrowed $1,000,000 from our majority shareholder at 8% annual interest as a down payment on the building purchase and financed $1,375,000 through a real estate mortgage lender at 10.25% annual interest for the balance of the purchase price. Interest only payments are due on the $1 million loan each quarter commencing on June 30, 2001, with the principal balance due in full on January 17, 2004. We are obligated to pay the mortgage lender monthly mortgage payments of approximately $12,978 through July 2003 at which time the balance on the mortgage is due in full.

3.   SECURITIES TRANSACTIONS

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

     Private Placement Offering - Series D Preferred Stock

     On January 17, 2001, we sold 250,000 shares of Series D convertible preferred stock for $2.00 per share to our majority shareholder. Net proceeds of $500,000 from the sale were collected through May 2001. The Series D preferred carries no voting rights and has a liquidation preference equal to $2.00 per share. Each Series D preferred share is convertible, at the option of the holder, into two (2) shares of common stock.

                       Electropure, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     Common Shares Issued for Services

     On June 1, 2001, we entered into a one year agreement for financing consulting services and issued 60,000 shares of common stock, valued at $21,000, in partial consideration for such services. The value of the shares involved in the transaction will be expensed over the 12-month term of the agreement.

     Notes Receivable for Issuance of Common Stock Surrendered

     We cancelled a $6,000 note receivable from an employee for the issuance of 12,000 shares of common stock in July 1998, with an interest rate of 5.51% per annum. The amount outstanding included accrued interest of $918 through June 22, 2001, the date on which the shares were surrendered and the note was cancelled. Accordingly, the note was offset against additional paid-in capital and the related accrued interest was charged to expense as of July 31, 2001.

     Warrants Issued to Non-Employees

     On January 11, 2001, the Board of Directors granted 250,000 five-year warrants to purchase common stock to our majority shareholder, Mr. Anthony
     M. Frank, at an exercise price of $0.47 per share. The $115,000 fair value of such warrants, which were granted in recognition for Mr. Frank's assistance over the years, was expensed as of the nine months ended July 31, 2001.

     The Company granted a total of 250,000 warrants during the nine months ended July 31, 2001 to purchase common stock to various individuals for consulting services. The warrants have exercise prices ranging from $0.25 to $0.30 and have contractual lives ranging from 1 to 5 years. The fair value of the consulting services received was $63,500 for the nine months ended July 31, 2001 and is being charged to expense over the life of the consulting arrangements. Consulting expense of $27,400 relating to these services was recognized for the nine months ended July 31, 2001.

     Between August 1997 and October 2000, we issued warrants to purchase the Company's common stock to various consultants and employees at exercise prices ranging from $0.28 to $1.00 per share. The value of such warrants is being expensed over the life of the respective terms of the consulting arrangements. As of the nine months ended July 31, 2001, we expensed a total of $164,070 relating to these warrants.

     Options Issued to Employees and Consultants

     During the nine months ended July 31, 2001, we issued 975,000 options to purchase common stock at prices ranging from $0.30 to $0.47 per share to various officers, employees and consultants. The options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 5 to 6 years.

     The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted with exercise prices at or above fair market value.

                       Electropure, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4.   LOSS PER COMMON SHARE

     In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended July 31, 2001 and 2000 are as follows:

                                                        Three months ended              Nine months ended
                                                             July 31,                         July 31,
                                                    ---------------------------     ---------------------------
                                                       2001            2000            2001            2000
                                                    -----------     -----------     -----------     -----------

     Net loss available to common shareholders:
        Net loss                                    $  (248,408)    $  (383,325)    $(1,259,243)    $(1,303,346)
                                                    -----------     -----------     -----------     -----------
     NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $  (248,408)    $  (383,325)    $(1,259,243)    $(1,303,346)
                                                    ===========     ===========     ===========     ===========
        Weighted average shares outstanding           9,429,515       8,713,496       9,394,923       8,409,944
                                                    ===========     ===========     ===========     ===========
     BASIC AND DILUTED NET LOSS PER COMMON SHARE    $     (0.03)    $     (0.04)    $     (0.13)    $     (0.15)
                                                    ===========     ===========     ===========     ===========

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2001 and July 31, 2000 as follows:

                                               2001         2000
                                            ---------    ---------

     Stock options and warrants             6,660,077    5,351,327
     Convertible preferred stock              500,000    1,000,000
     Contingently issuable common shares      516,479      516,479

5.    BUSINESS SEGMENTS

      We have four reportable segments: water purification ("EDI"), hydro components ("HC/membrane"), fluid monitoring (Micro Imaging Technology ["MIT"]) (a start up segment), and real estate holdings ("LLC"). The water purification segment produces water treatment modules for sale to manufacturers of high purity water treatment systems. The hydro components segment sold water and wastewater treatment products to the light commercial/industrial markets and continues to sell ion exchange membranes for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. The fluid monitoring segment is developing technology that is anticipated will enable real time identification of contamination in fluids. The sole purpose of the real estate segment is ownership of the building purchased in January 2001.

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

                        Electropure, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


BUSINESS SEGMENT INFORMATION:

                                                                       Three months ended             Nine months ended
                                                                            July 31,                      July 31,
                                                                     -----------------------     ---------------------------
                                                                       2001          2000           2001            2000
                                                                     ---------     ---------     -----------     -----------

Revenue
    EDI                                                              $ 461,480     $ 138,429     $   799,949     $   373,877
    HC/Membrane                                                          8,999        72,176          12,670         279,570
    MIT                                                                     --            --              --              --
                                                                     ---------     ---------     -----------     -----------
  Total Revenue                                                      $ 470,479     $ 210,605     $   812,619     $   653,447
                                                                     =========     =========     ===========     ===========
Operating Loss
    EDI                                                              $  56,459     $ (69,240)    $  (319,113)    $  (281,868)
    HC/Membrane                                                        (39,467)      (46,267)       (121,807)       (119,020)
    MIT                                                                (94,141)     (112,948)       (290,430)       (302,546)
    LLC                                                                 44,630            --          55,796              --
    CORPORATE                                                         (152,291)     (148,171)       (618,189)       (593,134)
                                                                     ---------     ---------     -----------     -----------
  Total operating loss                                               $(184,810)    $(376,626)    $(1,293,743)    $(1,296,568)
                                                                     =========     =========     ===========     ===========
Depreciation and Amortization
    EDI                                                              $  31,528     $  81,912     $   103,175     $    96,617
    HC/Membrane                                                             --            35              77             233
    MIT                                                                    859         1,095           3,611           3,235
    LLC                                                                  2,278            --          22,957              --
    CORPORATE                                                            5,498        10,408          24,210          31,325
                                                                     ---------     ---------     -----------     -----------
  Total depreciation and amortization                                $  40,163     $  93,450     $   154,030     $   131,410
                                                                     =========     =========     ===========     ===========
Expenditures for Long Lived Assets
    EDI                                                              $  26,437     $  17,527     $    42,254     $    58,751
    HC/Membrane                                                            373            --           1,189              --
    MIT                                                                     --            --           7,161           1,505
    LLC                                                                     --            --       2,349,552              --
    CORPORATE                                                              966            --           7,145          10,692
                                                                     ---------     ---------     -----------     -----------
  Total expenditures for long lived assets                           $  27,776     $  17,527     $ 2,407,301     $    70,948
                                                                     =========     =========     ===========     ===========
GEOGRAPHIC INFORMATION:
Revenues
    United States                                                    $ 238,064     $ 141,901     $   290,924     $   360,514
    Japan                                                                   40            --          77,280         170,300
    China                                                               64,972            --         110,906              --
    Germany                                                             56,526        30,026         106,367          44,676
    Hong Kong                                                            2,150            --          41,672           3,000
    Other foreign countries                                            108,727        38,678         185,470          74,957
                                                                     ---------     ---------     -----------     -----------
  Total revenues                                                     $ 470,479     $ 210,605     $   812,619     $   653,447
                                                                     =========     =========     ===========     ===========

                                                                     July 31,     October 31,
                                                                       2001          2000
                                                                    ----------    -----------

Identifiable Assets
    EDI                                                             $  181,845       691,570
    HC/Membrane                                                        523,507        98,864
    MIT                                                                 14,148        16,422
    LLC                                                              2,431,648            --
    ALL OTHERS                                                         251,797       483,879
                                                                    ----------    ----------
  Total identifiable assets                                         $3,402,945    $1,290,735
                                                                    ==========    ==========

                        Electropure, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


6.   SUBSEQUENT EVENTS

     On August 12, 2001, we issued 100,000 warrants to purchase common stock at $0.30 per share pursuant to a finder's fee arrangement with an individual. The aggregate fair value of these warrants, which expire on August 12, 2006, is $30,000 and will be expensed in the last quarter of fiscal 2001.

     On August 14, 2001, 10,000 options were granted to each of the five Directors of the Company with a ten-year term at $0.30 per share. Such options were granted as an annual stipend for services rendered to the Board.

     On August 28, 2001, we sold 333,334 shares of common stock to the majority shareholder in a private placement transaction for net proceeds of $100,000.


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. Such forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results we expect. Potential risks and uncertainties that could affect our future operating results include, without limitation, economic, competitive and legislative developments, the ability to develop and market proposed products and the ability to obtain needed working capital.

     RESULTS OF OPERATIONS

     References to fiscal 2000 and fiscal 2001 are for the nine months ended July 31, 2000 and 2001, respectively.

     Net sales increased in fiscal 2001 by $159,172 as compared to fiscal 2000 which included revenues from sales of our hydro components operation that was discontinued in November 2000. Adjusted to reflect the sale of the hydro components operation, net sales in fiscal 2001 increased by $438,740 compared to fiscal 2000. For the three months ended July 31, 2001, net sales increased by $259,874 over the comparable prior year period. These increases reflects the strong demand for our EDI products and an increased penetration of the expanding ultrapure water market. These amounts include net revenues for our ion-exchange membrane products which generally decreased during fiscal 2001 as compared to fiscal 2000 primarily due to the cyclical purchasing methods employed by our membrane customers.

                        Electropure, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


      Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods as a percentage of sales decreased to 104% from 119% for the nine months ended July 31, 2001 and 2000, respectively. The three months ended July 31 showed a more dramatic decrease from 102% in fiscal 2000 to 75% in 2001. This decrease is predominantly due to increased unit sales volume, which allowed for fixed costs to be allocated over a higher number of EDI products produced. Cost of sales in fiscal 2000 and early fiscal 2001 was adversely impacted by expenses related to the underutilization of manufacturing capacity.

      Research and development expenses for the three and nine months periods ended July 31, 2001 decreased by $30,234 and $49,576, respectively, compared to fiscal 2000. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. During fiscal 2000, we also conducted research and development activities relating to our ion-exchange membranes, our EDI product, and a power supply for our EDI product. The decrease in research and development expense in fiscal 2001 primarily reflects reduced expense related to the EDI power supply.

      Sales, general and administrative expenses increased by $135,898 for the nine months ended July 31, 2001 as compared to the same period in 2000. This results primarily from the financing expense of issuing warrants as compensation and from the costs for services to develop and file for intellectual property protection. Increases from the prior year were also due to increased depreciation expense resulting from the purchase in January 2001 of the building occupied by the Company. During the three months ended July 31, 2001, sales and general and administrative expenses decreased by $41,107 compared to the prior year period due mainly from a reduction in legal, accounting and consulting expenses.

      Interest income arose from short-term investments and decreased by $983 and $6,128 for the three and nine months ended July 31, 2001, respectively, as compared to the prior year periods. These decreases reflect a reduction in available working capital. Interest expense for the three and nine months ended July 31, 2001 increased by $54,510 and $111,384, respectively, compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

      In November 2001, we sold our hydro components assets in a bulk sale transaction to an unaffiliated third party for $215,000 in cash and realized a net gain on the sale in the amount of $161,173. In May 2001, we resold two company vehicles to our president and received $16,750 in payment. We realized a net loss on the sale in the sum of $3,108.

      We recorded the minimum state income tax provision in fiscal 2000 and 2001 as we had cumulative net operating losses in all tax jurisdictions.

                        Electropure, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


     LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2001, we had working capital of $31,166. This represents a working capital decrease of $213,654 compared to that reported at October 31, 2000. The decrease primarily reflects the cost of financing and depreciating the building we purchased in January 2001, increased accounts receivable, and accounts payable accrued predominantly for raw materials. The decrease also reflects the cash used to pay for additional staffing required for expanded production of our EDI products.

     Our primary sources of working capital have been from short-term loans and from the sale of private placement securities. In January 2001, we borrowed $1,000,000 from Mr. Anthony Frank, a majority shareholder, at an 8% annual interest rate which sums were used as a down payment on our building purchase. We borrowed an additional $1,375,000 from a commercial real estate lender to finance the balance of the building purchase. During the nine months ended July 31, 2001, we received $500,000 in cash on the sale of 250,000 shares of Series D convertible preferred stock to our majority shareholder.

     In November 2000, we realized a gain of $161,173 on the sale of the majority of our hydro components division assets to an unaffiliated third party for a total purchase price of $215,000. Sales of our EDI products during the nine months ended July 31, 2001 amounted to $799,949, which represents a 114% increase compared to EDI sales in the prior year period. Additional sales, totaling $12,670 were realized on membrane and hydro components products during the nine months ended July 31, 2001.

     Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of July 31, 2001, we had accepted firm orders for delivery of unshipped EDI modules valued at over $450,000.

     PLAN OF OPERATION

     In the opinion of management, available funds, funds to be realized on the sale of securities to our majority shareholder, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through December 2001.

     In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM's) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receives a commission on all EDI orders in the stated territories. Through August 2001, we have entered into similar business arrangements with three companies granting non-exclusive commissionable sales rights in the Northeast United States, the People's Republic of China, and Mexico.

                        Electropure, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


     Currently, we are seeking working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MIT research program. This approach is intended to optimize the value of our EDI technology and the MIT system as we discuss licensing and/or joint venture arrangements with potential candidates. The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner.

     We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financing, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

                           PART II - OTHER INFORMATION


ITEM 1 OMITTED AS NOT APPLICABLE.


ITEM 2. CHANGES IN SECURITIES

     Stock Options Issued to Employees

     On May 9, 2001, the Board of Directors authorized the issuance of 625,000 options to purchase common stock at $0.30 per share to various officers and employees. The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the 1999 Stock Option Plan. The options granted, which expire through May 2007, are also subject to achieving a 50% increase over fiscal 2000 in EDI product sales prior to fiscal year end 2001. This requirement was met as of the nine months ended July 31, 2001.

     Cancellation of Common Stock Surrendered

     On June 22, 2001, we cancelled a note receivable in the principal amount of $6,000 and wrote off $918 in accrued interest in exchange for the surrender of 12,000 shares of common stock which had been issued pursuant to the exercise of options by an employee in 1998.

     All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

ITEMS 3 THROUGH 5 OMITTED AS NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None


     (b)  Report on Form 8-K.

          A report on Form 8-K and Amendment No. One thereto, was filed for August 6, 2001 to report a change in the Registrant's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 11, 2001

                                            ELECTROPURE, INC.

                                            By /s/ CATHERINE PATTERSON
                                               ---------------------------------
                                                   Catherine Patterson
                                                   (Secretary and Chief
                                                   Financial Officer with
                                                   responsibility to sign on
                                                   behalf of Registrant as a
                                                   duly authorized officer and
                                                   principal financial officer)