Form 10KSB
period 2001-10-31
ELECTROPURE INC
filed 2002-01-29
CIK 808015

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

                     --------------------------------------

For the fiscal year ended               Commission file number 0-16416
OCTOBER 31, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 18, 2002 was $1,860,673.

At January 18, 2002, 10,881,850 shares of the Registrant's stock were outstanding.

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

We also began sales of light commercial/industrial water and waste water treatment equipment in May 1998. Included in the product line, known as the Hydro Components line of products, are high quality sanitary heat exchangers, sample coolers for sterile steam and water, and ion exchange filter cartridges. In November 2000, we sold most of the assets of our Hydro Components product line to Resin Tech, Inc., a New Jersey manufacturer of commercial/industrial water and wastewater treatment systems. The transaction, whereby we received gross proceeds on the sale of $215,000, was recorded during the first quarter of fiscal 2001.

In February 1998, we acquired the rights to exclusive membrane technology from Hydro Components, Inc. See "BUSINESS - Acquisition of Intellectual Properties - Ion Exchange Membrane Technology." We then began a research project utilizing the acquired technology to develop ion permeable membranes for use with the EDI product. We have successfully developed membranes which allow us to offer more cost-sensitive models of the EDI product to a broader range of users for a wider range of uses. In late 1999, we began sales of the EDI model we call XL, which incorporates these new membranes which are manufactured in-house by our Membrane Division.

In addition to the proprietary ion exchange membranes we manufacture in-house for utilization in our EDI products, our Membrane Division offers a line of ion exchange membranes for applications in electrodialysis, electrodeposition, and electrochemical separations. The latter membranes are fabricated for us by outside sources and, although originally offered in the Hydro Components product line, these membranes were not included in the sale to Resin Tech, Inc.

In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition provides the basis for our proposed development of near "real-time" fluid monitoring systems. This technology and the EDI technology are not intended to be integrated into one product. See "Item 1 - BUSINESS - Acquisition of Intellectual Property - Micro Imaging Technology" and "BUSINESS - Micro Imaging Technology."

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. Our address and telephone number is: 23456 South Pointe Drive, Laguna Hills, California 92653, (949) 770-9347. Our website is located at www.electropure-inc.com.

ACQUISITION OF INTELLECTUAL PROPERTIES

        EDI COMPONENTS

        Effective August 5, 1997, we entered into a License Termination Agreement with EDI Components terminating the July 1992 agreements which granted EDI Components a security interest in and exclusive manufacturing and marketing rights to our patented water purification technology. Under the termination agreement, 362,500 shares of our common stock were issued to the investors of EDI Components in amounts commensurate with their capital investment in that entity. We have agreed to issue 516,479 additional shares upon the common stock first having a per share value for thirty consecutive trading days equal to or in excess each of $3.00, $4.00 and $5.50 per share trigger value. The agreement does not provide a deadline for the issuance of the additional shares.

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

        MICRO IMAGING TECHNOLOGY

On October 25, 1997, we acquired an exclusive worldwide license to intellectual property related to drinking water monitoring technology from Wyatt Technology Corporation. The agreement encompassed exclusive patent rights, software, technical support, manufacturing services and other know-how based on Wyatt's multi-angle laser light scattering instrumentation and techniques to detect and monitor the presence of mutagens, carcinogens, and metabolic toxins in fluid. We refer to this intellectual property as our Micro Imaging Technology. In May 1998, the initial research phase proved, in a laboratory environment, a capability of the technology for identification and measurement of Cryptosporidium and Giardia cysts. We initiated further research efforts based on these successful results.

THE MARKET FOR WATER PURIFICATION

Water is essential to life, and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants that interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent of the water is actually used for human consumption, the remainder being used by industry, irrigation, bathing, laundry, etc. Enhanced treatment of water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The three largest markets for ultrapure water, wherein the EDI product finds its market, are power generation, semiconductor and pharmaceutical industries.

The quality of the world's water supplies continues to deteriorate. Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment. We believe that the industry is in a major growth cycle and there are about 40 major companies in the world active in supplying goods and services with an estimated 13,500 customers in the United States alone.

During the fiscal year ended October 31, 2001, approximately 54% of our sales revenues for EDI products were made to foreign customers with no one foreign customer exceeding approximately 7% of our total EDI sales. Two of our domestic customers, Ecolochem, headquartered in Virginia, and Aquatech International of Pennsylvania represented approximately 21% and 14%, respectively, of EDI sales during fiscal 2001.

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

THE EDI TECHNOLOGY

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through our proprietary electrodeionization process. The EDI design combines two well-established water desalination technologies -- electrodialysis and ion exchange deionization. Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration. The result is high quality water of multi-megohm/cm resistivity that can be produced continuously at substantial flow rates.

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

We redesigned the EDI module, called "XL by Electropure", to improve integration into water treatment systems with all water connections on the module face and all electrical connections on the rear of the module. The EDI module is 9" wide and 22" high and ranges in depth from 6" to 14" for flow rates ranging from 1/4 to 10 gpm, respectively. The product has no moving parts and is capable of continuously producing ultrapure water. The module is marketed to original equipment manufacturers of water treatment equipment for incorporation into a water supply system complete with pre-treatment components such as reverse osmosis, filters, softeners, etc., a power supply, and desired gauges and monitors. This system would then be connected to the incoming water line, to a drain line and to an electrical source. A singular module is designed to service the small industry users. For higher flow rate requirements, the existing EDI module has been successfully combined in parallel formations to provide multi-gallons per minute of multi-megohm quality water. Larger systems, which produce 25 - 200 gpm, would be marketed to medium scale users. We plan to design a higher capacity version of the EDI module that will be intended to provide volumes of high purity water at 15 gpm or more from a single module. We believe that this model, if it can be developed, will become the primary product line for desired high purity flow rates in the 25-200 gpm market segment.

                                  XL-500 MODULE


                                    [GRAPHIC]




                             (6 to 10 GPM Flow Rate)

We believe that the major advantage of the EDI technology over systems utilizing ion exchange resins only is the efficient recharging of the resins without the extensive use of caustic and acid chemicals which increases costs and add excessive contamination to the system's waste water. We believe that the primary advantage of the EDI technology over products using distillation and reverse osmosis is its ability to utilize electrical and chemical properties of the water molecule and of naturally occurring salts, instead of merely physical properties, in separating water from the dissolved mineral ions. The EDI can operate without booster pumps or holding tanks and the EDI module achieves a high flow rate with relatively smaller sized and less expensive equipment.

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

Our belief as to the expected advantages of the EDI technology is based upon our experience with prototypes, pilot production units, products sold by our former licensee, and the more than 850 EDI products sold through October 31, 2001. The EDI technology incorporates a number of design improvements to the original EDI patent. We intend to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs and expanding our market reach.

Development of new technologies for manufacture, such as the EDI technology, is frequently subject to unforeseen expenses, difficulties and complications and in some cases such development cannot be accomplished. In the opinion of management, the EDI technology has demonstrated positive attributes, but any positive attributes must be balanced against the lack of any substantial operating experience, the existence of established companies in the water purification field with greater financial resources, experience and developed products, and unknown technological difficulties. Consequently, no assurances can be given as to if we can continue to successfully market and sell the products discussed above.

Similar risks will apply to the use of any product which may be developed using the Micro Imaging Technology System and the ion permeable membrane which has been developed using the Hydro Components technology and is now being incorporated into the EDI module.

THE HYDRO COMPONENTS LINE

The Hydro Components line, substantially all of the assets of which were sold in November 2000 to Resin Tech, Inc., included water and wastewater treatment products for light commercial/industrial markets such as optical lens manufacturers; sterile steam samplers for pharmaceutical and biotechnical firms; industrial steam samplers for power plants, pulp and paper mills and refineries; and high-flow deionizers sold through catalog houses for humidification, rinse water, cooling water and small laboratories.

THE MEMBRANE DIVISION

Our Membrane Division primarily produces ion-permeable membranes for use with our EDI products. It also offers solvent-based coated membranes which are sold to OEM's of stabilizing equipment for electrodeposition automotive and appliance painting. Customers for these membranes generally make cyclical bulk purchases which may be spread over a year or longer. During the year-ended October 31, 2001, our Membrane Division's main source of revenue was generated by renting the use of capital equipment to an unaffiliated third party for its research in membrane formulation and production.

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

We believe that the EDI ultrapure technology, which is not intended for drinking water applications, is not subject to the above laws. However, if we offer applications of the EDI technology to, for example, hospitals, these products will require approval by Underwriter's Laboratory or equivalent organization. We will seek all necessary approvals or certifications for our current and future products.

PRODUCTION METHODS

        EDI LINE - The EDI module is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. We have previously purchased tooling and molds required for component plastic parts and contract for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product were purchased from outside sources until we began manufacturing membranes based on the technology acquired from Hydro Components. No assurances can be given that the membrane that we have developed will prove to be efficient for long term use with the EDI product. All final assembly is completed at our Laguna Hills, California manufacturing facility. Production and assembly functions have been designed with the flexibility to produce customized variations of the EDI for specialized usage.

        HYDRO COMPONENTS LINE - The Hydro Components line of products, the assets of which were sold in November 2000, consisted of component parts purchased from unaffiliated third party suppliers or sub-contractors and assembled by us into the finished product.

        MEMBRANE LINE - Other than ion permeable membranes manufactured in-house and utilized in our EDI product, the membranes sold by our Membrane Division are specially treated by us and currently are fabricated by an outside source.

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

SOURCES OF SUPPLY

We utilize selected vendors and suppliers for the materials used to build the products that we currently offer due to the economic benefits derived from working with these vendors on a regular basis. Most of the materials we use are in broad supply. In a limited number of cases, although alternative suppliers are available, some of their components have different attributes, higher prices or are in limited supply. If we are required to use alternative sources for materials, such as the resin components for our EDI products and the resins used to manufacture our ion exchange membranes, it could result in higher manufacturing costs or lower revenues due to production delays, products shortages or quality assurance problems. We do not have an unconditional long term supply agreement with any vendor or supplier of materials that guarantees any product quantities, prices, delivery or lead times. We purchase all of the materials used to build our products on a purchase order basis. We have not experienced any significant delays in obtaining parts and materials for our products, and we believe that our relationships with our suppliers are good and that the material availability is adequate at this time.

PATENTS AND LICENSE AGREEMENT

Some technology used by the EDI technology was covered by U.S. Patent No. 4,465,573, issued to Harry M. O'Hare, Sr., which expired in August 2001. Corresponding foreign patents have been granted on the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and Germany. Improvements in the EDI technology involve upgrades of various components, including ion permeable membranes, front and rear manifolds, and product water and waste water compartments. These improvements increase performance quality and decrease production costs.

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with us in 1986. The License Agreement grants to us an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the current patent and any improvements thereon or under corresponding foreign patents for the life of the patents. Under the terms of the License Agreement, we are obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $42.00 for each EDI technology system, which has a capacity of from six to twenty gallons per minute, sold or placed in service by us and our licensees during the life of the patent. The original U.S. patent on the EDI technology expired in August 2001. Corresponding foreign patents will expire in May 2002. Royalties of approximately $9.00 per the EDI technology are also payable until a maximum of approximately $525,600 is paid at which time the additional royalties will terminate. In May 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering the EDI technology to us.

We have recently filed a U.S. patent application with regard to the ion permeable membrane technology acquired from Hydro Components. Corresponding foreign patent applications have also been filed on the membrane technology in Europe, Canada, Israel, Japan, Korea and Taiwan. In addition, we have filed a U.S. patent application relating to our MIT System. Because the governmental review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, patents will be issued for any of our pending applications. The existence of a patent may not provide us any meaningful protection because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce patent rights. We do not believe that any of our individual patents is of sufficient importance that its termination or expiration would have a material adverse effect on the Company. Conversely, we believe that our manufacturing know-how and trade secrets may be more significant to our business than trademark or patent protection although we will continue to apply for patents on any inventions or improvements made in the normal course of our business.

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

In May 1997, we entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of $125,000 to EDI Components. The amended agreement provides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., LTD, with which Glegg has an on-going working relationship. The license provided to Glegg, which was acquired by a competitor, GE Power Systems, in October 1999, relates to sales throughout the world.

        POLYMETRICS

On May 3, 1995, we and our former licensee granted a non-exclusive EDI license to Polymetrics of San Jose, California. The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July 1994 Glegg agreement, with the exception that Polymetrics may sell the licensed product to its end-user customers only. In 1996, Polymetrics was acquired by U.
S. Filter Corporation, our competitor.

RESEARCH AND DEVELOPMENT

During fiscal 2001, we expended $388,651 primarily on our Micro Imaging Technology research program to develop a contaminant detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System and initiated phase two of our research program in 1998. We expect to continue to incur additional research and development costs on this MIT System project through product development.

We also conducted minimal research and development on EDI and Membrane related activities focused on reducing production costs.

MICRO IMAGING TECHNOLOGY

The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had, at inception, two main areas for exploitation:

- Detection and early warning of dangerous particulate materials such as parasites and other organisms, i.e., bacteria, viruses, spores, etc. If the initial efforts were successful, future efforts were to be directed to include detection and early warning of asbestos fibers and similar materials that pose a health hazard to the consumer.

    To transform the technology into a viable product line for this application will require the development of specialized instrumentation, market studies, and the establishment of a marketing plan to target water consumer delivery agencies.

- Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

    The technology had already been confirmed, although never commercialized in this area of application, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted in the 1980's. We believe that the technology for this application may well represent a major opportunity on a worldwide basis for future growth of consumer market products and the currently available instrumentation and methods being developed by us appear to provide a more immediate path to developing the technology for this concept.

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

The Center for Disease Control and the Environmental Protection Agency have developed a national "surveillance system" to monitor and track the incidences of water borne diseases, including those associated with Cryptosporidium and Giardia contamination. However, this system relies upon standard water sample gathering and analysis and recognition of outbreaks after they occur. The CDC documents an average of 15 to 20 waterborne outbreaks throughout the country each year. Experts speculate, however, that the numbers are much higher since illnesses caused by waterborne diseases are often mistaken for the stomach flu or intestinal


--------
(1) Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl fecal deposits.

disorders. In 1997, the CDC reported 1,770(1) cumulative Cryptosporidiosis cases in the U.S. alone. Cryptosporidiosis was brought to national attention in 1993 in a Milwaukee incident, when more than half of the total population of the city became ill, with more than 4,000 hospitalized and 100 deaths. Particularly susceptible were immunocompromised persons.

The current method for water quality sampling is labor intensive, expensive, sporadic, time consuming, and results are untimely for corrective action. In the monitoring for bacteria or parasite detection, for example, workers will collect samples at distribution points, influent points or effluent points. These samples will then be transported to laboratories that are equipped to provide detection and identification of the contaminants in question. Samples are then physically separated to allow for microscopic visual identification by trained technicians. Standard turn-around time for information is one to two days, although some tests can often be run in as little as a few hours. Expenses increase significantly if a quick, few hour turn-around is requested or required.

This method of "surveillance" is recognized as woefully inadequate by the water industry. While it serves to provide incidence statistics, it is operationally ineffective since problems are detected after the water already has been delivered. By the time positive detection is made, it is not possible to take corrective action to prevent exposure. Corrective actions are limited to often extreme and expensive solutions such as general boil orders or a total water system shutdown. These actions serve to only limit the initial outbreaks, rather than to prevent them.

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

We believe development of an MIT System for clinical laboratory and food processing applications will be achieved more rapidly because it will not require the specialized instrumentation necessary for water monitoring. Consequently, we have focused our research efforts to address these areas, each of which we believe may achieve cost and efficiency benefits similar to the proposed water monitoring device. In addition to Cryptosporidium and Giardia protozoas, this technology has already demonstrated identification of the bacteria E.coli, listeria monocytogenes, salmonella typhi, pseudomonas aeruginosa, staphylococcus aureus and streptococcus pneumoniae.

The clinical and food processing applications for our MIT System will undergo stringent and lengthy regulatory approval processes, including clinical trials. We anticipate that the MIT


--------
(1) CDC Morbidity and Mortality Weekly Report 46(47):1121, 1997 (week ended November 22, 1997).

System for clinical and food processing applications may be offered for sale, assuming approvals are forthcoming, as soon as 2003. However, no assurances can be given as to when or if we may offer an MIT System for sale.

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

Based on a very preliminary evaluation of market needs and the size and number of possible customers, we estimate that the market potential for the MIT System in all of the above domestic market areas could exceed $1 billion annually. More detailed market validation will be conducted as our research program continues.

COMPETITION

The EDI technology competes with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electrodeionization technology from Millipore Corporation in 1989 and continues to work closely with its technical staff. U.S. Filter/Ionpure(1) manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 6 gallons/hour to 100 gallons/minute. Compared to our point-of-use EDI technology, the U.S. Filter equipment is more expensive, but does offer substantial operating cost savings over service or batch deionization. Comparison tests have shown that our EDI technology is also more efficient than the U.S. Filter/Ionpure product, resulting in better performance and a lower operating cost. Ionics, Inc., G. E. Power/Ecell Inc., and Christ, Ltd. also manufacture and market electrodeionization technology.

The technology directly competitive with electrodeionization is service deionization. The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water, U. S. Filter, and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of U.S. Filter/Culligan and other water conditioning companies. We believe that our EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization. Our marketing challenge will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization. With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer. The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis. Regeneration is done at the service company's facility so that the customer does not have to handle or dispose of resulting toxic chemical waste.


--------
(1) Pursuant to a March 1999 acquisition, U.S. Filter became a wholly owned subsidiary of Vivendi, a French environmental service provider and leader in water treatment and distribution services.

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

EMPLOYEES

As of October 31, 2001, we employed twenty full-time employees, of which fourteen were engaged in marketing, development, production and design; three in administrative, accounting and clerical functions; and three are engaged in research and development of the Company's proposed MIT System. To implement our business strategies, we have hired and anticipate that we will continue to hire additional employees in 2002. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

ITEM 2 . PROPERTIES

Effective February 2, 1998, we entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office space, manufacturing and warehousing located at 23456 South Pointe Drive, Laguna Hills, California 92653. We formed Electropure Holdings, LLC, a wholly-owned limited liability company and on January 31, 2001 the LLC purchased the property for a total purchase price of $2,454,552. We financed substantially all of the purchase price with a $1,375,000 loan from a real estate mortgage lender and a $1,000,000 private loan from our largest shareholder. See Item 12 - "Certain Relationships and Related Transactions - Anthony M. Frank."

We occupy 20,000 square feet of the above building and sublease approximately 10,000 square feet of this facility to an unaffiliated third party which utilizes the space to warehouse and distribute heating and cooling parts and equipment. We receive $10,000 per month from the sublessee on the current sublease extension through February 2002.

Management believes that its present facilities are adequate for all of its current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In September 2001, a former independent contractor filed a complaint with the California Department of Fair Employment and Housing and with the Equal Employment Opportunity Commission claiming discrimination by the Company. We have filed a response to the claim and believes that the matter will be resolved without a material effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                                        ---------------------
                                                             COMMON STOCK
                                                              BID PRICES
                                                        ---------------------
                                                           HIGH        LOW
-----------------------------------------------------------------------------
FISCAL 2000    First Quarter                               0.875      0.6875
               --------------------------------------------------------------
               Second Quarter                             1.78125    0.46875
               --------------------------------------------------------------
               Third Quarter                               1.125     0.78125
               --------------------------------------------------------------
               Fourth                                     0.96875     0.4375
-----------------------------------------------------------------------------
FISCAL 2001    First Quarter                               1.1875    0.40625
               --------------------------------------------------------------
               Second Quarter                              0.4375     0.1875
               --------------------------------------------------------------
               Third Quarter                                0.35       0.21
               --------------------------------------------------------------
               Fourth Quarter                               0.51       0.35
-----------------------------------------------------------------------------
FISCAL 2002    First Quarter (through January 18, 2002)     0.62       0.42
-----------------------------------------------------------------------------

The market for the common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2001 the Company had approximately 760 holders of record of its common stock.

In January 2001, we exchanged 250,000 shares of Series C preferred stock for 1,000,000 shares of Series B preferred stock purchased by our largest shareholder, Anthony M. Frank, in January 1999. Each share of Series C preferred stock is convertible, at the option of the holder, into four (4) shares of common stock. The Series C preferred carries no voting rights and has a preference in liquidation equal to $4.00 per share.

On January 11, 2001, the Board of Directors granted 250,000 five-year warrants to purchase common stock to our largest shareholder, Mr. Anthony M. Frank, at an exercise price of $0.47 per share. The $117,500 fair value of such warrants, which were granted in recognition for Mr. Frank's assistance over the years, was expensed as of the grant date.

On January 17, 2001, we sold 250,000 shares of Series D convertible preferred stock for $2.00 per share to our largest shareholder. Net proceeds of $500,000 from the sale were collected through May 2001. The Series D preferred carries no voting rights and has a liquidation preference equal to $2.00 per share. Each Series D preferred share is convertible, at the option of the holder, into two
(2) shares of common stock.

On June 1, 2001, we entered into a one year agreement with Communications Management Associates for financing consulting services and issued 60,000 shares of common stock, valued at $21,000, in partial consideration for such services. Arthur Lipper III, the president of Communications Management Associates, is a member of our Board of Directors and the Chairman of our Audit Committee. The value of the shares involved in the transaction will be expensed over the 12-month term of the agreement.

In June 2001, we cancelled a $6,000 note receivable from an employee which had been given in July 1998 in exchange for the issuance of 12,000 shares of common stock, with an interest rate of 5.51% per annum. The amount outstanding included accrued interest of $918 through June 22, 2001, the date on which the shares were surrendered and the note was cancelled. Accordingly, the note was offset against additional paid-in capital and the related accrued interest was charged to expense as of July 31, 2001.

On August 28, 2001, we sold 333,334 shares of common stock to our major shareholder in a private placement transaction for net proceeds of $100,000.

On October 23, 2001, we issued 161,270 shares of common stock to our major shareholder in payment for interest accrued through September 30, 2001 on the $1 million loan he made to the Company in January 2001. The fair value of the common stock on the date of the transaction was $0.35 per share, or a total of $56,444.

On November 1, 2001, in a private placement transaction, we sold 200,000 shares of common stock and 50,000 three-year warrants to purchase common stock at $0.51 per share to our major shareholder. We received net proceeds from the sale of $100,000.

The Company granted a total of 335,000 warrants during the fiscal year ended October 31, 2001 to purchase common stock to various individuals for consulting services. The warrants have exercise prices ranging from $0.25 to $0.30 and have contractual lives ranging from 3 to 5 years.

The fair value of the consulting services received was $105,550 and is being charged to expense over the expected life of the consulting arrangements.

During the twelve months ended October 31, 2001, the Company granted 975,000 options to purchase common stock to various employees under the 1999 Electropure Stock Option Plan at an exercise price ranging from $0.30 to $0.50 per share. The options have contractual lives ranging from 3 to 10 years.

On August 14, 2001, 10,000 options were granted to each of the five Directors of the Company with a ten-year term at $0.30 per share. Such options were granted as an annual stipend for services rendered to the Board.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

The Company has not paid any dividends on its Common Stock since its incorporation. We anticipate that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid. Payment of dividends is at the discretion of the Board of Directors and may be limited by future loan agreements or California law. Under California law, if a corporation does not have retained earnings at least equal to the amount of the proposed distribution, it may pay dividends provided that after giving effect thereto,
(a) the sum of the assets of the corporation (exclusive of good will, capitalized research and development expenses or deferred charges) would be at least equal to one and one-quarter times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (b) the current assets of the corporation would be at least equal to the current liabilities or, if the average of the earnings of the corporation before taxes on income and for interest expense for the two preceding fiscal years was less than the average of interest expense of the corporation for such fiscal years, the current assets must be at least equal to one and one-quarter times its current liabilities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

FISCAL YEARS ENDED OCTOBER 31, 2001 AND 2000

Net sales increased in fiscal 2001 by $349,341 as compared to fiscal 2000 which included revenues from sales of certain of our hydro components products that were discontinued in November 2000. Adjusted to reflect the sale of certain hydro components operations, net sales in fiscal 2001 increased by $625,268 compared to fiscal 2000. The increases reflect the heightened demand for our EDI products and an increased penetration of the expanding ultrapure water market. These amounts include net revenues for our ion-exchange membrane products which generally decreased during fiscal 2001 as compared to fiscal 2000 primarily due to the cyclical purchasing methods employed by our membrane customers.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods as a percentage of sales decreased to 91% from 118% for fiscal 2001 and 2000, respectively. This decrease is predominantly due to increased unit sales volume, which allowed for fixed costs to be allocated over a higher number of EDI products produced. Cost of sales in fiscal 2000 and early fiscal 2001 was adversely impacted by expenses related to the underutilization of manufacturing capacity.

Research and development expenses for the fiscal year ended October 31, 2001 decreased by $46,119 compared to fiscal 2000. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. During fiscal 2000, we also conducted research and development activities relating to our ion-exchange membranes, our EDI product, and a power supply for our EDI product. The decrease in research and development expense in fiscal 2001 primarily reflects reduced expense related to the EDI power supply.

Sales, general and administrative expenses increased by $184,206 in fiscal 2001 as compared to 2000. This results primarily from the financing expense of issuing warrants as compensation and from the costs for services to develop and file for intellectual property protection. Increases from the prior year were also due to increased depreciation expense resulting from our purchase of the building in January 2001.

Interest income arose from short-term investments and decreased by $3,971 in fiscal 2001 compared to the prior year period. This decreases reflect a reduction in available working capital.

Interest expense for fiscal 2001 increased by $154,148 compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

Components of other income (expense) in fiscal 2001 increased by $247,380 compared to the prior year period and consisted primarily of the $161,173 net gain on sale of hydro components assets in November 2000 as well as sub-lease income of $108,000. The increase was partially offset by a $3,108 loss on the sale of two automobiles to a related party and an approximate $18,000 reduction in revenues for handling charges associated with sales by the hydro components operations in fiscal 2000.

We recorded the minimum state income tax provision in fiscal 2001 and 2000 as we had cumulative net operating losses in all tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, we had working capital deficit of $175,218. This represents a working capital decrease of $487,200 compared to that reported at October 31, 2000. The decrease primarily reflects a reduction in equity financings for working capital and our net operating loss of $1,534,172 for the year ended October 31, 2001 compared to fiscal 2000.

Our primary sources of working capital have been from short-term loans and from the sale of private placement securities. In January 2001, we borrowed $1,000,000 from Mr. Anthony Frank, a major shareholder, at an 8% annual interest rate which sums were used as a down payment on our building purchase. We borrowed an additional $1,375,000 from a commercial real estate lender to finance the balance of the building purchase. During fiscal 2001, we received $600,000 in cash on the sale of 250,000 shares of Series D convertible preferred stock and 333,334 shares of common stock to our major shareholder.

In November 2000, we realized a gain of $161,173 on the sale of the majority of our hydro components division assets to an unaffiliated third party for a total purchase price of $215,000. Sales of our EDI products during the fiscal year ended October 31, 2001 amounted to $1,313,020, which represents a 150% increase compared to EDI sales in the prior year period. Additional sales, totaling $14,544 were realized on membrane and hydro components products during fiscal 2001.

Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of October 31, 2001, we had accepted firm orders for delivery of unshipped EDI modules valued at over $175,000. As of the date of this report, we have shipped approximately $320,000 in EDI products since November 1, 2001, which represents an increase of over 1050% compared to the same period in fiscal 2001.

PLAN OF OPERATION

In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to our major shareholder, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through February 2002. Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2001 which raises substantial doubt about our ability to continue as a going concern.

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

We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including the Notes to the Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing process on its research and development costs, the reduction of future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors, among others, that could contribute to or cause such differences.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 13 (a)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN CERTIFYING ACCOUNTANTS

On August 6, 2001, Kelly & Company resigned as the independent auditors for Electropure, Inc. On August 15, 2001, the Board of Directors engaged Hein + Associates LLP as the independent auditors for Electropure, Inc.

For the Company's fiscal years ended October 31, 1999 and 2000, the financial statements were subject to going concern qualifications, but were not otherwise qualified or modified as to audit scope, or accounting principles by Kelly & Company. During the two fiscal years ended October 31, 1999 and 2000, and since October 31, 2000, there were no disagreements with Kelly & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kelly & Company, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K. During the two fiscal years ended October 31, 1999 and 2000, and between October 31, 2000 and August 15, 2001, Registrant did not consult with Hein + Associates LLP on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined above).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

               -------------------------------------------------------------
                      NAME                  AGE            POSITION
               -------------------------------------------------------------
               William F. Farnam *          80        Director (Chairman)
               Randall P. Frank *           39             Director
               Randolph S. Heidmann *       50             Director
               Arthur Lipper III *          70             Director
               Floyd H. Panning *           73      Director, President and
                                                    Chief Executive Officer
               Catherine Patterson          49      Chief Financial Officer
                                                         and Secretary

--------

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

RANDALL P. FRANK, 39, joined the Board of Directors on October 25, 1997. Mr. Frank is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder. Between 1992 and 1995, Randall Frank worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. He has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management, also known as Thunderbird.

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

ARTHUR LIPPER III, 70, has provided financial and management consulting services to us since May 1998 and was elected to the Company's Board of Directors in June 1999. Mr. Lipper is an internationally known investment banker, financier and management consultant. He has been Chairman and Chief Executive Officer of British Far East Holdings Ltd. since August 1989 and President and CEO of Communications Management Associates since January 1994. These are privately owned companies which provide and arrange financing and offer financial and management advisory services. Mr. Lipper has been affiliated with the international financial community since 1954 and currently serves as a director or advisor to a number of publicly traded and privately owned companies.

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

FLOYD H. PANNING, 73, joined the Board of Directors and was engaged by us as President and Chief Executive Officer in August 1997. Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with us to manufacture and market the EDI technology. He has been the president of EDI Components, a former licensee, since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar revenue producing businesses that were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

CATHERINE PATTERSON, 49, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director. See "MANAGEMENT - Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

Michael Snow, 44, a Ph.D. in Chemical Engineering, is General Manager of Electropure EDI, Inc., a wholly owned subsidiary. Dr. Snow has nine years experience in water purification industries and fourteen years experience in product development and marketing of consumer, environmental, and membrane separation devices. Dr. Snow has an extensive background in manufacturing and quality control as well as budget and profit and loss responsibility. Prior to joining Electropure in October 1998, he was Vice President of Research and Development for Desalination Systems, Inc. from February 1992 to November 1995 where he was responsible for new product development and manufacturing processes. From November 1995 to August 1998, Dr. Snow served as General Manager of the Membrane Division of Osmonics/Desal where he was responsible for overall operations and key customer sales for its $10 million annual membrane production operation. He received his Bachelor of Science degree in Engineering from U.C.L.A., and his Master of Science and Ph.D. degrees in Chemical Engineering from M.I.T.

David Haavig, 47, a Ph.D. in Physics, joined Electropure in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, all current directors, officers and beneficial owners of more than 10 percent of any class of equity securities have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2001:

    ------------------------------------------------------------------------------------
           NAME OF                        TYPE OF                   NO. OF TRANSACTIONS
      REPORTING PERSON               REPORT FILED LATE                 REPORTED LATE
    ------------------------------------------------------------------------------------
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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2001, 2000, and 1999 to the chief executive officer.

                                                                   LONG-TERM
                                         ANNUAL COMPENSATION      COMPENSATION
                                      ------------------------    ------------
                                                      OTHER          AWARDS
           NAME AND                   SALARY      COMPENSATION     ----------
      PRINCIPAL POSITION      YEAR    ($)(1)         ($)(2)        OPTIONS(#)
       FLOYD H. PANNING
         President and        2001   $114,373          --          335,000(3)
        Chief Executive
            Officer           2000    108,927          --               --
                              1999     97,751          --               --

(1)     "Employment Agreement."

(2) We are not required to report the value of personal benefits unless the aggregate dollar value for 2001 was at least 10 percent of the executive officer's salary and bonus or $50,000.

(3) In January 2001, we granted Mr. Panning options to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 per share. The options, which expire in January 2006, vest in increments of 50,000 per year over a five-year period beginning on the grant date. We also granted Mr. Panning options to purchase up to 75,000 shares of our common stock on May 9, 2001. Such options are exercisable, at $0.30 per share, in 15,000 annual increments commencing on the date of grant and expire on May 9, 2006. In August 2001, Mr. Panning was granted options to purchase 10,000 shares of common stock at $0.30 per share as a stipend for his service as a Director. The options expire on August 14, 2011. The exercise price of all of the foregoing options was equal to the fair market value of the common stock as of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation of executive officers is determined by the Board of Directors. In connection with the License Termination Agreement with EDI Components, the Board of Directors negotiated Mr. Floyd Panning's Employment Agreement as President and Chief Executive Officer of Electropure.

EMPLOYMENT AGREEMENT

Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer. Mr. Panning has the unilateral option to extend his employment for a period of two years. The agreement provides Mr. Panning with five weeks' vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us. Pursuant to the terms of the agreement, Mr. Panning also received warrants to purchase 125,000 shares of our common stock at $0.28125 per share. The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement. The agreement also provides for the following:

- A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing. Each year thereafter, the base salary automatically increases by an amount equal to five percent. Mr. Panning's base salary is currently $9,724 per month.

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

- Mr. Panning may, without cause, terminate his employment and retain the right to 100% of his base monthly salary through August 5, 2002.

- Any termination by us of Mr. Panning's employment without cause, shall automatically accelerate the issuance of additional shares due EDI's investors under the License Termination Agreement at the then fair market value if Mr. Panning's successor has not been approved by simple majority vote of EDI Components' investors, excluding Mr. Panning.

COMPENSATION OF DIRECTORS

In August 1997, we authorized an annual issuance of ten-year warrants to purchase up to 10,000 shares of our common stock to each Director for service to the Company at a 25% discount from the fair market value of the common stock as of the date of grant. In accordance with this resolution, each Board member has received ten-year warrants to purchase up to 10,000 shares of our common stock in each of fiscal 1998, 1999, 2000 and 2001 at exercise prices of $1.375, $0.9375, $0.78125 and $0.30 per share, respectively.

STOCK OPTION PLAN

The Company has adopted a 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options for 1,000,000 shares of common stock may be issued. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

Since November 1, 1999, we have granted options for our common stock to the following current officers and directors pursuant to the Plan and outside of the Plan as follows:

-----------------------------------------------------------------------------------------------
                                     Number of          Range of                       Net
                                  Shares Subject    Exercises Prices     Options     Realized
         Name                       to Options          Per Share       Exercised    Value(1)
-----------------------------------------------------------------------------------------------
Communications Management(2)           20,000        $0.30 - 0.78125       --           --
William F. Farnam                      20,000        $0.30 - 0.78125       --           --
Randall P. Frank                       20,000        $0.30 - 0.78125       --           --
Randolph S. Heidmann                   20,000        $0.30 - 0.78125       --           --
Floyd H. Panning                      345,000        $0.30 - 0.78125       --           --
Catherine A. Patterson                125,000        $0.30 - $0.50         --           --

(1) The market price of the common stock on the date exercised less the exercise price.

(2) Arthur Lipper III is an executive officer of Communications Management Associates and has control over the disposition and voting, if any, of the options. However, Mr. Lipper disclaims beneficial ownership of the options.

On January 11, 2001, the Board of Directors authorized the issuance of up to 450,000 options to purchase common stock at $0.50 per share to the officers, directors and key employees listed below. The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the Plan.

    ---------------------------------------------------------------------------------
                                         Relationship to the       No. of Options
         Name                                  Company                Issuable
    ---------------------------------------------------------------------------------
    Floyd H. Panning                   Director, President and
                                       Chief Executive Officer        250,000(1)
    William F. Farnam                         Director                 50,000(1)
    Randall P. Frank                          Director                 50,000(1)
    Randolph S. Heidmann                      Director                 50,000(1)(2)
    Communications Management                 Director                 50,000(1)(3)
    Associates

(1) Issuance subject to successfully concluding the purchase of the building we currently occupy, which was accomplished in January 2001. The issuance is also subject to concluding a manufacturing or strategic alliance arrangement for the sales of EDI products or Electropure EDI equity interests.

(2) Issuance also subject to acceptance by us of the power supply prototype currently under development by Mr. Heidmann.

(3) Arthur Lipper III is an executive officer of Communications Management Associates. Mr. Lipper has voting control, if any, and control over the disposition of the options. Mr. Lipper, however, disclaims beneficial ownership of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 18, 2002 with respect to the common stock, Class B common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

                               COMMON           CLASS B         SERIES C          SERIES D          CONVERTIBLE          % OF
                                STOCK    % OF   COMMON   % OF   PREFERRED  % OF   PREFERRED  % OF    PREFERRED   % OF   VOTING
      NAME                     (1)(2)    CLASS  STOCK    CLASS   STOCK(3)  CLASS   STOCK(4)  CLASS    STOCK(5)   CLASS  POWER(6)
                              ---------  -----  -------  -----  ---------  -----  ---------  -----  -----------  -----  --------
William F. Farnam               146,918   0.8%      --     --         --     --         --     --          --      --        *

Anthony M. Frank
320 Meadowood Court
Pleasant Hill, CA 94523       6,734,060  38.5%      --     --    250,000    100%   250,000    100%         --      --     32.4%

Randall P. Frank(8)             808,898   4.6%      --     --         --     --         --     --          --      --      3.9%

Randolph S. Heidmann             50,000     *       --     --         --     --         --     --          --      --        *

Arthur Lipper III(7)                 --    --       --     --         --     --         --     --          --      --       --

Harry M. O'Hare, Sr
2035 Huntington Dr. #1
S. Pasadena, CA 91030             2,500     *   83,983    100%        --     --         --     --     931,629    35.8%     7.7%

Floyd H. Panning
23456 South Pointe Drive
Laguna Hills, CA 92653        1,181,792   6.7%      --     --         --     --         --     --       7,500       *      5.7%

Catherine Patterson             335,112   1.9%      --     --         --     --         --     --       2,906       *      1.6%

All officers and directors
as a group (6 persons)        2,522,720  14.4%      --     --         --     --         --     --      10,406       *     12.2%

--------
(*)  Less than 1%

(**) Includes address of five percent or more shareholders of any class.


(1) Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share. If these shares of common stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 2,522,720 shares (14.3%) of common stock, respectively.

(2) Includes currently outstanding warrants or options to purchase an aggregate of 6,677,703 shares of common stock.

(3) The Series C Convertible Preferred Stock is convertible into common stock, at the rate of four shares of common stock for each preferred share converted at the option of the holder.

(4) The Series D Convertible Preferred Stock is convertible into common stock, at the rate of two shares of common stock for each preferred share converted at the option of the holder.

(5) The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share as of the fiscal year ended October 31, 1999. See Part II - Item 5 - "Market for Registrant's Common Equity and Related Stockholder Matters."

(6) Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share; Class B common stock, which carries eight votes per share; and Series C and Series D Convertible Preferred Stock, which have no voting rights.

(7) Excludes warrants to purchase 175,000 shares of common stock at $1.06 per share, expiring on May 14, 2006; 10,000 options to purchase common stock at $0.9375 per share, expiring on August 13, 2009; 10,000 options to purchase common stock at $0.78125 per share, expiring on August 14, 2010; and 10,000 options to purchase common stock at $0.30 per share, expiring on August 14, 2011, all of which are beneficially owned by Communications Management Associates for which Arthur Lipper III disclaims beneficial ownership. Arthur Lipper III is an executive officer of Communications Management Associates and has control over the disposition of the options. Also excludes 450,000 options issuable under the 1999 Stock Option Plan which may be issued upon shareholder approval to increase the number of options available under the Plan. See Item 10
        - "Executive Compensation - Stock Option Plan."

(8) Mr. Randall Frank is the son of Anthony M. Frank. See "MANAGEMENT - Directors and Executive Officers."

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MR. ANTHONY M. FRANK

On December 13, 1999, we executed a two-year convertible term note by which Mr. Frank has agreed to loan to us $200,000 at the rate of 10% annual interest. Mr. Frank loaned us an additional $200,000 under similar terms between January 25, 2000 and February 10, 2000. On February 25, 2000 Mr. Frank converted these principal loans, plus $5,206 in accrued interest thereon, into 16.2 Units of a private placement offering, each Unit consisting of 25,000 shares of common stock and three-year warrants to purchase 12,500 shares of common stock at $2.00 per share. The warrants are redeemable by us at $0.05 per warrant at any time the common stock price shall equal or exceed $4.00 per share for thirty consecutive trading days.

On March 6, 2000, Mr. Frank purchased an additional twenty Units of the above private placement offering for the purchase price of $25,000 per Unit, or a total of $500,000.

On August 2, 2000, Mr. Frank purchased 33.33 Units of a private placement offering conducted by Electropure. Each Unit of securities acquired consists of 15,000 shares of common stock and 7,500 warrants to purchase common stock at $1.25 per share. In addition, each Unit provides for the issuance of warrants to purchase, at $1.25 per share, 7,500 shares of the common stock of Micro Imaging Technology, a wholly-owned subsidiary of Electropure. All of the warrants expire on June 30, 2005 and became exercisable commencing on July 31, 2001. Mr. Frank received 500,000 shares of Electropure common stock, warrants to purchase 250,00 shares of Electropure common stock, and warrants to purchase 250,000 shares of Micro Imaging Technology common stock pursuant to this transaction.

In January 2001, Mr. Frank loaned us $1,000,000 for three years at 8% annual interest as the down payment to purchase the building we currently occupy. Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 18, 2004. In October 2001, Mr. Frank converted $56,444 in interest accrued on this loan through September 30, 2001 into 161,270 shares of common stock. An additional $20,000 in interest accrued through December 31, 2001 was converted into 47,619 shares of common stock on January 2, 2002.

On January 15, 1999, Mr. Frank purchased 1,000,000 shares of Series B Convertible Preferred Stock, $1 par value, for $1 million. In January 2001, Mr. Frank converted 1,000,000 shares of Series B convertible preferred stock each with four (4) votes per share into 250,000 shares of Series C convertible preferred stock which carry no voting rights. Each series of preferred stock have an aggregate liquidation value equal to the $1,000,000 price Mr. Frank paid in January 1999. Each one share of Series C preferred stock is convertible into four (4) shares of common stock at the option of the holder.

Also in January 2001, we sold Mr. Frank 250,000 shares of Series D convertible preferred stock for $2.00 per share. Each share of Series D preferred shares has a liquidation value of $2.00 per share and is convertible, at the option of Mr. Frank, into two (2) shares of common stock.

On January 17, 2001, Mr. Frank was granted warrants to purchase 250,000 shares of our common stock at $0.47 per share in appreciation for his past assistance. The warrants expire in January 2006.

On August 28, 2001, we sold Mr. Frank 333,334 shares of common stock for net proceeds of $100,000.

We issued 200,000 shares of common stock and three-year warrants to purchase 50,000 shares of our common stock to Mr. Frank in November 2001 in a private placement offering for a total purchase price of $100,000. The warrants are exercisable at $0.51 per share and expire on November 1, 2004.

In January 2002, Mr. Frank purchased a total of 714,286 shares of common stock and warrants to purchase 100,000 shares of common stock for net proceeds of $300,000. The warrants are exercisable at $0.42 per share and expire in January 2005.

MR. RANDOLPH S. HEIDMANN

Between August 1998 and October 31, 2000, we paid Mr. Heidmann a total of $71,500 under an arrangement to develop exclusive technology relating to a new design of a power supply which may be used with the EDI water treatment product. The parties intend to negotiate an agreement where we will acquire the rights to said technology once a prototype has been developed, though we cannot guarantee that we will be able to reach such an agreement. Funds paid to Mr. Heidmann under this arrangement will be credited toward the acquisition price to be negotiated. During the fiscal year ended October 31, 2001, an additional $6,500 was paid to Mr. Heidmann under this arrangement.

MR. ARTHUR LIPPER III

On June 1, 2001, we entered into a one-year agreement with Communications Management Associates for financial and management consulting services at the rate of $1,250 per month. Mr. Lipper is the president of Communications Management Associates and is the primary contact for us under the consulting arrangement. As additional consideration for services to be rendered, the agreement also provided for the issuance of 60,000 shares of common stock which vest in increments of 5,000 shares per month.

MR. PANNING

In May 2001, we sold Mr. Panning two company vehicles for a total purchase price of $16,750. The net book value of such vehicles was $19,858 on the sale date. Consequently, we realized a loss on the sale in the sum of $3,108.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.     Financial Statements

               Independent Auditors' Reports

               Balance Sheet as of October 31, 2001

               Statements of Operations for the years ended October 31, 2001 and 2000

               Statements of Shareholders' Equity for the years ended October 31, 2001 and 2000

               Statements of Cash Flows for the years ended October 31, 2001 and 2000

               Notes to Financial Statements

(b)     Reports on Form 8-K

        A report on Form 8-K and Amendment No. One thereto, was filed for August 6, 2001 to report a change in the Registrant's independent public accountants.

(c)     Exhibits

       3.1        Articles of Incorporation of the Registrant, as amended. ***

       3.2        By-Laws of the Registrant, as amended. *

      10.10.Y 10% Two-Year Convertible Term Note issued to Anthony M. Frank on or about 01/25/00 *********

      10.10.Z 10% Two-Year Convertible Term Note issued to Anthony M. Frank on or about 02/10/00 *********

      10.10.AA    Warrants for 250,000 shares (Warrant No. A-3128) issued to
                  Anthony M. Frank on 01/11/01 **********

      10.10.AB 8% Three-Year Convertible Term Note issued to Anthony M. Frank on 01/17/01 **********

      10.10.AC    Stock Conversion Agreement with Anthony M. Frank - 01/17/01
                  **********

      10.10.AD    Stock Purchase Agreement with Anthony M. Frank - 01/17/01
                  **********

      10.10.AE    Stock Purchase Agreement with Anthony M. Frank on 08/28/01
                  ***********

      10.10.AF    Debt Conversion Agreement with Anthony M. Frank - 10/23/01

      10.10.AG    Stock Purchase Agreement with Anthony M. Frank - 11/01/01

      10.10.AH    Debt Conversion Agreement with Anthony M. Frank - 01/02/02

      10.10.AI    Stock Purchase Agreement with Anthony M. Frank - 01/02/02

      10.10.AJ    Stock Purchase Agreement with Anthony M. Frank - 01/15/02

      10.11 Consulting Agreement with Communications Management Associates dated 06/01/01

      10.12       1999 Stock Option Plan ************

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

      10.48       Technology License Agreement with Glegg Water Conditioning,
                  Inc. dated July 2, 1994. ****

      10.48.1     Amended and Restated Technology Licence Agreement with Glegg
                  Water Conditioning, Inc. dated May 22, 1997. *****

      10.52       Technology Transfer Agreement with Wyatt Technology
                  Corporation dated October 25, 1997. *******

      10.53       Assignment Agreement with Hydro Components, Inc. dated
                  February 17, 1998.********

      10.54       Asset Purchase Agreement with Resin Tech, Inc. dated November
                  2, 2000.

--------

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

***** Previously filed on July 16, 1997 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1996.

****** Previously filed on September 11, 1997 in connection with Registrant's Form 10-QSB for the fiscal quarter ended July 31, 1997.

******* Previously filed on November 14, 1997 in connection with Schedule 13-D filed by Wyatt Technology Corporation.

******** Previously filed on March 5, 1998 in connection with Registrant's Form 10-QSB for the fiscal quarter ended January 31, 1998.

*********      Previously filed on March 15, 2000 in connection with Amendment
               No. 8 to Schedule 13D filed on behalf of Anthony M. Frank.

**********     Previously filed on February 13, 2001 in connection with
               Amendment No. 10 to Schedule 13D filed on behalf of Anthony M.
               Frank.

***********    Previously filed on September 4, 2001 in connection with
               Amendment No. 11 to Schedule 13D filed on behalf of Anthony M.
               Frank.

************   Previously filed on May 24, 1999 in connection with Registrant's
               Definitive Proxy Statement, dated May 26, 1999, for the Annual
               Meeting held June 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: January 18, 2002


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

SIGNATURES

/S/  WILLIAM F. FARNAM                          Director              January 18, 2002
---------------------------------
WILLIAM F. FARNAM


/S/  RANDALL P. FRANK                           Director              January 18, 2002
---------------------------------
RANDALL P. FRANK


/S/  RANDOLPH S. HEIDMANN                       Director              January 18, 2002
---------------------------------
RANDOLPH S. HEIDMANN


/S/  ARTHUR LIPPER III                          Director              January 18, 2002
---------------------------------
ARTHUR LIPPER III


/S/  FLOYD H. PANNING                    Chief Executive Officer      January 18, 2002
---------------------------------             and Director
FLOYD H. PANNING


/S/  CATHERINE PATTERSON                     Chief Financial          January 18, 2002
                                           Officer (Principal
---------------------------------             Financial and
CATHERINE PATTERSON                        Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Electropure, Inc. and Subsidiaries
Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Electropure, Inc. and Subsidiaries as of October 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. and Subsidiaries as of October 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and as of October 31, 2001 has an accumulated deficit of $24,333,036, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California

December 10, 2001

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Electropure, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Electropure, Inc. for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Electropure, Inc. for the year ended October 31, 2000, in conformity with generally accepted accounting principles.

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

/s/ Kelly & Company
-------------------------
Kelly & Company
Newport Beach, California
January 17, 2001

                                ELECTROPURE, INC.

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 2001


                                     ASSETS

                                                              2001
                                                           ----------
Current assets:
   Cash                                                    $   43,676
   Trade accounts receivable                                   40,496
   Inventories                                                210,684
   Prepaid inventories                                         43,740
   Prepaid legal fees                                          92,500
   Other prepaid expenses                                      10,506
                                                           ----------
      Total current assets                                    441,602

Property, plant and equipment, net                          2,845,166

Acquired technology, net of accumulated amortization           51,945
                                                           ----------
TOTAL ASSETS                                               $3,338,713
                                                           ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             2001
                                                                         ------------
Current liabilities:

    Current portion of obligations under capital leases                  $      9,176
    Current portion of notes payable to bank                                   16,471
    Trade accounts payable                                                    197,115
    Accrued payroll                                                           140,989
    Other accrued liabilities                                                  59,669
    Customer deposits                                                         100,900
                                                                         ------------
       Total current liabilities                                              524,320

Obligations under capital leases, net of current portion                       22,302
Note payable to bank, net of current portion                                1,349,604
Note payable to shareholder                                                 1,000,000
                                                                         ------------
TOTAL LIABILITIES                                                           2,896,226
                                                                         ------------

Commitments and contingencies (Notes 2, 7, 12 and 13)                              --

Redeemable convertible preferred stock, $0.01 par value; 2,600,000
    shares authorized, issued and outstanding at October 31, 2001              26,000
                                                                         ------------

Shareholders' equity:

    Series C convertible preferred stock; $1.00 par value;
     250,000 shares authorized, issued and outstanding at
     October 31, 2001; liquidation preference of $1,000,000                   250,000
    Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31,
     2001; liquidation preference of $500,000                                 250,000
    Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,919,945 shares issued and outstanding at October 31, 2001               99,199
    Class B common stock, $0.01 par value;  83,983 shares
     authorized, issued and outstanding at October 31, 2001                       840
    Additional paid-in capital                                             24,198,091
    Prepaid consulting fees                                                   (17,850)
    Notes receivable on common stock                                          (30,757)
    Accumulated deficit                                                   (24,333,036)
                                                                         ------------
TOTAL SHAREHOLDERS' EQUITY                                                    416,487
                                                                         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  3,338,713
                                                                         ------------


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2001


                                                                     2001             2000
                                                                  -----------      -----------
Net sales                                                         $ 1,327,564      $   978,223
Cost of sales                                                       1,211,674        1,158,402
                                                                  -----------      -----------

   Gross profit (loss)                                                115,890         (180,179)
                                                                  -----------      -----------

Operating costs and expenses:
   Research and development                                           388,651          434,770
   Sales, general and administrative                                1,355,517        1,171,311
                                                                  -----------      -----------

   Total operating expenses                                         1,744,168        1,606,081
                                                                  -----------      -----------

Loss from operations                                               (1,628,278)      (1,786,260)
                                                                  -----------      -----------

Other income (expense):
   Interest income                                                      5,718            9,689
   Interest expense                                                  (162,302)          (8,154)
   Gain on disposition of assets                                      158,065               --
   Sublease income                                                    108,000               --
   Other income (expense), net                                        (13,775)           4,910
                                                                  -----------      -----------

Other income (expense), net                                            95,706            6,445
                                                                  -----------      -----------

Loss before provision for income taxes                             (1,532,572)      (1,779,815)
   Provision for income tax                                            (1,600)            (800)
                                                                  -----------      -----------

NET LOSS                                                          $(1,534,172)     $(1,780,615)
                                                                  ===========      ===========

NET LOSS PER SHARE, BASIC AND DILUTED                             $     (0.16)     $     (0.21)
                                                                  ===========      ===========

Shares used in computing basic and diluted net loss per share       9,460,230        8,644,863
                                                                  ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2001

                                   Series B     Series C     Series D                         Series B     Series C     Series D
                                  Convertible  Convertible  Convertible             Class B  Convertible  Convertible  Convertible
                                   Preferred    Preferred    Preferred    Common    Common   Preferred     Preferred    Preferred
                                    Shares        Shares       Shares     Shares    Shares     Stock        Shares       Shares
                                  -----------  -----------  -----------  ---------  -------  -----------  -----------  -----------
BALANCE, OCTOBER 31, 1999          1,000,000        --           --      7,791,425  83,983   $1,000,000    $   --       $   --

  Common shares issued
    upon exercise of warrants             --        --           --         18,210      --           --        --           --

  Common shares issued
    for consulting services               --        --           --          2,500      --           --        --           --

  Common shares and warrants
    issued in a private placement         --        --           --      1,065,206      --           --        --           --

  Common shares and warrants
    issued in a private placement         --        --           --        500,000      --           --        --           --

  Options and warrants granted
    to employees and consultants
    for services                          --        --           --             --      --           --        --           --

  Interest recognized on notes
   receivable for common shares           --        --           --             --      --           --        --           --

  Write-off to note receivable
    and accrued interest on
    exercise of warrants for
    common stock                          --        --           --             --      --           --        --           --

  Net loss                                --        --           --             --      --           --        --           --
                                   ---------      ------       ------    ---------  ------   ----------    ------       ------
BALANCE, OCTOBER 31, 2000          1,000,000        --           --      9,377,341  83,983   $1,000,000    $   --       $   --
                                   =========      ======       ======    =========  ======   ==========    ======       ======


                                                                        Prepaid        Note
                                              Class B    Additional   Expense Paid  Receivable
                                     Common   Common      Paid-in      in Common      Common      Accumulated
                                      Stock    Stock      Capital        Stock         Stock        Deficit        Total
                                     -------  -------   ------------  ------------  ----------   ------------   -----------
BALANCE, OCTOBER 31, 1999            $77,914  $   840   $ 20,971,537   $    --      $  (60,750)  $(21,018,249)  $   971,292

  Common shares issued
    upon exercise of warrants            182       --          1,639                        --             --         1,821

  Common shares issued
    for consulting services               25       --          2,142                        --             --         2,167

  Common shares and warrants
    issued in a private placement     10,652       --      1,054,554                        --             --     1,065,206

  Common shares and warrants
    issued in a private placement      5,000       --        495,000                        --             --       500,000

  Options and warrants granted
    to employees and consultants
    for services                          --       --        214,322                        --             --       214,322

  Interest recognized on notes
   receivable for common shares           --       --             --                    (8,916)            --        (8,916)

  Write-off to note receivable
    and accrued interest on
    exercise of warrants for
    common stock                          --       --        (29,750)                   33,766             --         4,016

  Net loss                                --       --             --                        --     (1,780,615)   (1,780,615)
                                     -------  -------   ------------   -------      ----------   ------------   -----------
BALANCE, OCTOBER 31, 2000            $93,773  $   840   $ 22,709,444   $    --      $  (35,900)  $(22,798,864)  $   969,293
                                     =======  =======   ============   =======      ==========   ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2001


                                   Series B     Series C     Series D                         Series B     Series C     Series D
                                  Convertible  Convertible  Convertible             Class B  Convertible  Convertible  Convertible
                                   Preferred    Preferred    Preferred    Common    Common    Preferred    Preferred    Preferred
                                    Shares       Shares       Shares      Shares    Shares      Stock       Stock         Stock
                                  -----------  -----------  -----------  ---------  -------  -----------  -----------  -----------
BALANCE, OCTOBER 31, 2000          1,000,000          --           --    9,377,341  83,983   $ 1,000,000   $     --      $     --

  Issuance of Series C
    convertible preferred
    shares in exchange for
    Series B convertible
    preferred shares              (1,000,000)    250,000           --           --      --    (1,000,000)   250,000

  Class D convertible preferred
    shares issued in private
    placement to related party            --          --      250,000           --      --            --                  250,000

  Common shares issued in a
    private placement                     --          --           --      333,334      --            --         --            --

  Common shares issued for
    convertible debt                      --          --           --      161,270      --            --         --            --

  Common shares issued for
    consulting services                   --          --           --       60,000      --            --         --            --

  Options and warrants granted
    to employees and consultants
    for services                          --          --           --           --      --            --         --            --

   Warrants granted to majority
     shareholder as bonus                 --          --           --           --      --            --         --            --

  Interest recognized on notes
    receivable for common shares          --          --           --           --      --            --         --            --

  Write-off to note receivable
    and accrued interest on
    exercise of warrants for
    common stock surrendered              --          --           --      (12,000)     --            --         --            --

  Net loss                                --          --           --           --      --            --         --            --
                                  ----------     -------      -------    ---------  ------   -----------   --------      --------
BALANCE, OCTOBER 31, 2001                 --     250,000      250,000    9,919,945  83,983   $        --   $250,000      $250,000
                                  ==========     =======      =======    =========  ======   ===========   ========      ========



                                                                           Prepaid       Note
                                                Class B    Additional   Expense Paid  Receivable
                                       Common    Common     Paid-in      in Common      Common    Accumulated
                                       Stock     Stock      Capital        Stock        Stock       Deficit        Total
                                      --------  --------  ------------  ------------  ----------  ------------  -----------
BALANCE, OCTOBER 31, 2000             $ 93,773  $    840  $ 22,709,444   $      --     $(35,900)  $(22,798,864) $   969,293

  Issuance of Series C
    convertible preferred
    shares in exchange for
    Series B convertible
    preferred shares                        --        --       750,000                       --             --           --

  Class D convertible preferred
    shares issued in private
    placement to related party              --        --       250,000                       --             --      500,000

  Common shares issued in a
    private placement                    3,333        --        96,667                       --             --      100,000

  Common shares issued for
    convertible debt                     1,613        --        54,831                       --             --       56,444

  Common shares issued for
    consulting services                    600        --        26,000     (17,850)          --             --        8,750

  Options and warrants granted
    to employees and consultants
    for services                            --        --       199,529                       --             --      199,529

   Warrants granted to majority
     shareholder as bonus                   --        --       117,500                       --             --      117,500

  Interest recognized on notes
    receivable for common shares            --        --            --                   (1,775)            --       (1,775)

  Write-off to note receivable
    and accrued interest on
    exercise of warrants for
    common stock surrendered              (120)       --        (5,880)                   6,918             --          918

  Net loss                                  --        --            --          --           --     (1,534,172)  (1,534,172)
                                      --------  --------  ------------   ---------     --------   ------------  -----------
BALANCE, OCTOBER 31, 2001             $ 99,199  $    840  $ 24,198,091   $ (17,850)    $(30,757)  $(24,333,036) $   416,487
                                      ========  ========  ============   =========     ========   ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2001


                                                                       2001             2000
                                                                    -----------      -----------
Cash flows from operating activities:

Net loss                                                            $(1,534,172)     $(1,780,615)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                         168,471          143,007
   Amortization                                                          40,000           40,000
   Gain on disposition of assets                                       (158,065)              --
   Issuance of shares for services                                        8,750            2,167
   Issuance of options and warrants for services                        199,529          214,322
   Issuance of warrants to majority shareholder as compensation         117,500               --
   Interest paid with common stock                                       56,444               --
   Interest on notes receivable for common stock                         (1,775)          (8,916)
   Write off of accrued interest on notes receivable
     for common stock surrendered                                           918            4,016

(Increase) decrease in assets:
   Restricted cash                                                       15,000          (15,000)
   Trade accounts receivable                                             42,826           14,423
   Prepaid legal and other expenses                                     (50,139)           7,900
   Inventories                                                          (37,899)          32,103
   Assets held for sale                                                      --          (52,163)

Increase (decrease) in liabilities:
   Trade accounts payable                                                91,602           18,829
   Customer deposits                                                    100,900         (168,755)
   Accrued payroll and other liabilities                                 31,290           29,752
                                                                    -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (908,820)      (1,518,930)
                                                                    -----------      -----------

Cash flows from investing activities
   Purchase of property, plant and equipment                         (2,409,058)         (60,330)
   Proceeds from asset disposition                                      231,750               --
                                                                    -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                (2,177,308)         (60,330)
                                                                    ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED OCTOBER 31, 2001

                                   (Continued)

                                                                    2001             2000
                                                                 -----------      -----------
Cash flows from financing activities:
   Principal payments on notes payable                               (26,114)         (26,177)
   Proceeds from the issuance of notes payable                     1,375,000           15,000
   Proceeds from exercise of warrants                                     --            1,821
   Proceeds from issuance of common stock                            100,000        1,160,000
   Proceeds from issuance of Series D preferred stock                500,000               --
   Proceeds from issuance of note payable to a related party       1,000,000          405,206
                                                                 -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,948,886        1,555,850
                                                                 -----------      -----------

NET (DECREASE) IN CASH                                              (137,242)         (23,410)

CASH AT BEGINNING OF PERIOD                                          180,918          204,328
                                                                 -----------      -----------

CASH AT END OF PERIOD                                            $    43,676      $   180,918
                                                                 ===========      ===========


                Supplemental Disclosure of Cash Flow Information

                                                                    2001             2000
                                                                 -----------      -----------
Interest paid                                                    $    99,191      $     2,903
Income taxes paid                                                $     1,600      $     1,499

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Acquisition of assets in non-cash transactions                            --      $     8,800

Debt retired by issuance of common stock                                  --      $   405,206

Acquisition of equipment with note                               $    27,966               --

Cancellation of note receivable for surrender of shares          $     6,000               --


The accompanying notes are an integral part of the consolidated financial statements.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business

Electropure, Inc. (the "Company") manufactures and markets electrodeionization water treatment devices for commercial and industrial high purity water applications. The Company holds an exclusive patent on its electrodeionization product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies. The Company's membrane products are based on ion exchange membrane technology for electrodialysis, electrodeposition, and electrochemical separations. The Company's micro imaging technology is in the development phase, which, when completed, will provide a product that will enable real time identification of contamination in fluids. The Company discontinued sales of its hydro components products, which were included in its membrane segment, i.e., sanitary heat exchangers, sample coolers for sterile steam and water, when it sold the assets of that operation in November 2000.

2.      Basis of Presentation

The Company incurred net losses of $1,534,172 and $1,780,615 in fiscal years October 31, 2001 and 2000, respectively. At October 31, 2001 the Company had an accumulated deficit of $24,333,036 and is in default under the redemption provisions of its redeemable preferred stock (Note 10). Despite negative cash flows from operations of $908,820 and $1,518,930 in the years ended October 31, 2001 and 2000, respectively, the Company has been able to secure additional operating capital through private equity funding sources, a significant portion of which is from an individual who is a related party and the largest shareholder. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company's securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations. The Company's ability to continue as a going concern will be reliant upon its ability to gain access to equity and debt capital or achieve profitable operations. The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

3.      Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Electropure EDI, Inc. ("EDI"), Micro Imaging Technology ("MIT") and

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Electropure Holdings, LLC ("LLC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2001, there were no cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 2001 and 2000.

Stock Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Compensation cost for stock options, if any, will be measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the requisite vesting periods. Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method prescribed by SFAS 123.

Revenue Recognition

All servicing and training are provided prior to shipment. Revenues on the sale of the Company's products are recognized when the products are shipped. The Company does not accept returns. Provision for estimated product warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in, first-out method of valuation. The Company's management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 5 years. The Company's building is being depreciated over an expected useful life of 30 years. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Intangible Assets

Intangible assets represent the cost of intellectual properties described as acquired technology and unpatented process technology and are amortized on a straight-line method over the shorter of the estimated useful life of the technology or the remaining term of the patent.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense for the years ended October 31, 2001 and 2000 was $10,061 and $12,613, respectively.

Research and Development

Research and development expenditures are charged to expense as they are incurred. The Company's research and development activities include ongoing work on various uses of the micro imaging multi-angle laser light scattering technology. Additionally, efforts are continuing on development of improved production processes and cost reduction techniques for the ion permeable membranes for their application in electrodeionization products and for the electrodeionization products themselves. Contract research and development expenditures are expensed as incurred.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible.

Fair Value of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company's balance sheet have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Common

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


stock equivalents of 7,612,556 and 7,125,306 as of October 31, 2001 and 2000, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

Reclassification

Certain amounts presented within the 2000 financial statements have been reclassified in order to conform to the 2001 financial statement presentation. Such reclassifications had no effect on net loss.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than November 1, 2002, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

4.      Inventories

At October 31, 2001 inventories consisted of the following:

           Raw materials                                  $123,379
           Work in process                                  10,130
           Finished goods                                   77,175
                                                          --------
           Inventories                                    $210,684
                                                          ========

5.      Properties and Equipment

At October 31, 2001, property, plant and equipment consisted of the following:

           Machinery and equipment                        $  562,795
           Automobiles                                         6,500
           Furniture and fixtures                            120,796
           Building                                        1,396,555
           Land                                            1,057,997
                                                          ----------
                                                           3,144,643
               Less: accumulated depreciation               (299,477)
                                                          ----------
           Total property and equipment, net              $2,845,166
                                                          ==========

Depreciation expense for the years ended October 31, 2001 and 2000 was $168,471 and $143,007, respectively.

In January 2001, the Company purchased the land and a 30,201 square foot building located at 23456 South Pointe Drive, Laguna Hills, California for $2,454,552. The Company currently conducts its operations in approximately 20,000 square feet of the building and subleases the remaining portion to an unaffiliated third party.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.      Acquired Technology

At October 31, 2001, acquired technology consisted of the following:

           Ion exchange membrane technology               $ 200,000

              Less: accumulated amortization               (148,055)
                                                          ---------
                       Acquired technology, net           $  51,945
                                                          =========

Amortization expense for each of the years ended October 31, 2001 and 2000 was $40,000. The Company currently holds a patent on certain electrodeionization water treatment technology. This patent was issued in 1984 and expired in August 2001.

7.      Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and furniture and fixtures and was $59,148 and $26,825 at October 31, 2001 and 2000, respectively. Accumulated amortization of the leased equipment at October 31, 2001 and 2000 was $16,051 and $6,229, respectively. Amortization of the leased property is included in depreciation expense.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 2001 are as follows:

           2002                                           $12,862
           2003                                            12,862
           2004                                            10,884
           2005                                             1,980
                                                          -------

           Total minimum lease payments                    38,588
              Less: amount representing interest           (7,110)
                                                          -------

           Present value of net minimum lease payments     31,478
              Less: current maturities                     (9,176)
                                                          -------
           Long-term capital lease obligation             $22,302
                                                          =======

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.      Notes Payable

At October 31, 2001, notes payable consisted of the following:

        Note payable to a bank, collateralized by a deed of trust
        on the building, with interest at 10.25% per annum,
        payable in monthly installments of $12,978 through
        July 1, 2003, with balance due on August 1, 2003.          $1,366,075
                                                                   ----------

        Unsecured note payable to major shareholder, with
        interest only payments at 8% payable quarterly
        beginning on June 30, 2001, with balance due in
        full on January 17, 2004.                                   1,000,000
                                                                   ----------
                                                                    2,366,075
        Less current maturities                                       (16,471)
                                                                   ----------

        Long term portion of notes payable                         $2,349,604
                                                                   ==========

As of September 30, 2001, the Company was in default for non-payment of $56,444 in interest accrued on the note payable to the major shareholder. In October 2001, the noteholder agreed to accept 161,270 shares of common stock in payment of the accrued interest to cure the default.

Aggregate maturities required on notes payable and long-term debt at October 31, 2001 are due in future years as follows:

                     2002                     $   16,471
                     2003                      1,349,604
                     2004                      1,000,000
                                              ----------
                                              $2,366,075
                                              ==========

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.      Income Taxes

At October 31, 2001 and 2000, the components of the income tax expense are as follows:

                                                    2001       2000
                                                   ------      ----
           Current tax expense:
           Federal                                     --        --
           State                                   $1,600      $800
                                                   ------      ----
                                                    1,600       800
                                                   ------      ----
           Deferred tax expense:
           Federal                                     --        --
           State                                       --        --
                                                       --        --
                                                   ------      ----
           Total provision                         $1,600      $800
                                                   ======      ====

Significant components of the Company's net deferred income tax assets/(liabilities) at October 31, 2001 were as follows:

           Current deferred tax assets:
              Accrued vacation                            $    17,238
              Deferred payroll                                 21,342
              Other                                             3,200
                                                          -----------
           Total current deferred tax assets                   41,780
                  Valuation allowance                         (41,780)
                                                          -----------
           Net deferred current tax assets                $        --
                                                          -----------

           Noncurrent deferred tax assets:
              Net operating loss carryforward             $ 6,635,712
              Other credit carryforward                       140,631
              Depreciation and amortization                    89,471
                                                          -----------
           Total noncurrent deferred tax assets             6,865,814
                  Valuation allowance                      (6,865,814)
                                                          -----------
           Net deferred noncurrent tax assets             $        --
                                                          -----------
           Total deferred tax assets                      $        --
                                                          ===========

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2001 was an increase of $460,040.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

                                                                2001     2000
                                                                ----     ----
      Tax expense/(benefit) at U.S. statutory income tax rate   (34.0)%  (34.0)%
      State tax                                                   0.1      0.1
      Permanent differences                                      (0.1)    (0.1)
      Change in beginning balance of valuation allowance         33.9     33.9
                                                                -----    -----
      Effective income tax rate                                   0.1%     0.1%
                                                                =====    =====

The Company has federal and state net operating loss carryforwards of $17,810,914 and $6,561,094, respectively. The federal and state net operating loss carryforwards will begin to expire in 2002 and 2001, respectively. The Company also has federal and state research and development tax credits of $89,064 and $51,567, respectively. The federal tax credits will begin to expire in 2013.

10.      Shareholders' Equity

Common Stock

In the year ended October 31, 2001, the Company issued 60,000 shares of common stock, valued at $21,000, to Communications Management Associates in partial payment for consulting services to be rendered. The shares vest in increments of 5,000 shares per month and the value of the services involved in the transaction is being expensed over the one year term of the agreement. Arthur Lipper, III, a member of the Company's Board of Directors and Chairman of its Audit Committee, is the president of Communications Management Associates and the primary contact for the consulting services being provided.

During the year ended October 31, 2001, the Company borrowed $1,000,000 from a related party who is the largest shareholder. The terms of the note provided for interest only payments each calendar quarter at the rate of 8% per annum. On October 23, 2001, the Company exchanged 161,270 shares of common stock, at an effective conversion rate of $0.35 per share, for interest accrued on the loan through September 30, 2001 in the total amount of $56,444.

In August 2001, a private placement offering resulted in the issuance of 333,334 shares of common stock, at $0.30 per share, to the major shareholder and the Company received net proceeds of $100,000.

In November 2001, a private placement offering to the major shareholder resulted in the issuance of 200,000 shares of common stock and 50,000 detachable warrants to purchase common stock at an exercise price of $0.51 per share. The Company received net proceeds of $100,000 in connection with this private placement.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


During the year ended October 31, 2000, a private placement offering resulted in the issuance of 1,065,206 shares of common stock and 532,603 redeemable Class A warrants to purchase common stock at an exercise price of $2.00 per share, and the Company received net proceeds of $1,065,206.

During the year ended October 31, 2000, the Company, in another private placement offering, issued 500,000 shares of common stock and warrants to purchase 250,000 shares of the Company's common stock and 250,000 shares of the Company's majority-owned subsidiary, MIT. Each of the warrants is immediately exercisable at $1.25 per share and expire on June 30, 2005. Net proceeds of the offering were $500,000.

In the year ended October 31, 2000, the Company issued 2,500 shares of common stock to a public relations firm for services rendered. The value of the services involved, $2,167, has been expensed and added to common stock and additional paid-in capital.

On various dates during the years ended October 31, 1998 and 1997, the Company allowed certain individuals, who were current or former officers and directors, to purchase shares and to exercise options or warrants held by them in exchange for notes receivable at fixed interest rates ranging from 5.49% to 5.63%. As of October 31, 2001 and 2000, the notes receivable related to the issuance of common stock are reflected as a reduction in equity and are summarized as follows:

                                                           2001        2000
                                                           ----        ---
    Note receivable from an officer and director of
    the Company for the issuance of 50,000 shares of
    common stock in August 1997, with an interest rate
    of 5.49% per annum, due in July 2002. The note
    receivable is collateralized by shares issued
    resulting from the exercise of warrants. The
    amount outstanding includes accrued interest of
    $5,757.                                               $30,757    $29,185

    Note receivable from a former director of the
    Company for the issuance of 12,000 shares of
    common stock in July 1998, with an interest rate
    of 5.51% per annum. The note receivable is
    collateralized by the shares issued resulting from
    the exercise of warrants and is due 90 days after
    their registration. The amount outstanding
    included accrued interest of $918. In June 2001,
    the shares were surrendered and the note was
    cancelled. Accordingly, the note was offset
    against common stock and additional paid-in
    capital and the related accrued interest charged
    to expense as of October 31, 2001.                         --      6,715
                                                          -------    -------
    Total                                                 $30,757    $35,900
                                                          =======    =======

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Class B Common Stock

The Class B common stock is entitled to non-stock dividends and liquidation payments equal to 80% of those paid to the common stock. All of the Class B common stock is held by one individual (a significant shareholder and the founder of the Company) and may not be transferred or assigned. These shares automatically convert on a share for share basis into common stock upon the death of the current owner. However, in connection with an order imposed by the California Corporations Commissioner, all shares held by this individual will not participate in dividends, other than for stock in distribution of assets in the event of liquidation and may not be transferred without prior consent of the Commissioner or pursuant to a court order.

Redeemable Preferred Stock

The redeemable preferred stock, issued in 1987 to the then holders of the common and Class B common stock, had a redemption date in 1991. The redeemable preferred stock has not been redeemed due to a lack of "legally available funds." These shares must be redeemed by the Company as soon as possible for $0.01 per share at any time the Company has the "legally available funds" for the redemption. There was a conversion feature to this redeemable preferred stock, which, with the passing of time, has lapsed. The Company believes the definition of "legally available funds" to be the amount under California law from which dividends could be paid by a corporation that does not have retained earnings. In general, California law provides that to the extent a corporation's assets, excluding intangible and deferred assets, are at least equal to (a) the amount of the proposed distribution, and (b) 1.25 times its liabilities, excluding deferred taxes, deferred income, and deferred credits, a corporation may pay dividends. Under this definition, the Company had "legally available funds" as of October 31, 2000 and 1999. As a result, the Company is in default under the redemption provisions of the redeemable preferred stock. The impact of this default on the Company's financial position is uncertain.

The redeemable preferred stock is not assignable or transferable, except upon death or upon approval of a majority of the members of the Board of Directors not holding such shares and is not entitled to receive any dividends.

Series C Convertible Preferred Stock

In January 2001, 1,000,000 shares of Series B convertible preferred stock held by the largest shareholder of the Company were exchanged for 250,000 shares of Series C convertible preferred stock.

Series D Convertible Preferred Stock

In January 2001, the Company sold 250,000 shares of its Series D convertible preferred stock to the major shareholder of the Company in a private transaction for $500,000.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Voting Rights

Each share of the Company's common stock is entitled to one vote per share, and each share of the Class B common stock of the Company is entitled to eight votes per share. The holders of the outstanding redeemable preferred stock of the Company are entitled to one vote per share. Shares of the Series C and Series D convertible preferred stock carry no voting rights.

Liquidation Preferences

In the event of liquidation or dissolution of the Company, the holders of the common stock, Class B common stock and redeemable preferred stock, subject to the rights of the holders of the Series C and Series D convertible preferred stock, shall be entitled to receive an equal amount per share, provided, however, in no instance shall a share of redeemable preferred stock receive more than $0.01 per share and in no instance shall each share of Class B common stock receive an amount greater than 80% of the amount each share of common stock receives, subject to the restrictions imposed by the Commissioner as described above.

Each share of Series C convertible preferred stock is convertible at the option of the holder into four shares of common stock. The Series C convertible preferred stock carries no voting rights. In any liquidation or dissolution of the Company, the holder of the Series C convertible preferred stock will be entitled to a liquidation preference of $4 per share.

Each share of Series D convertible preferred stock is convertible at the option of the holder into two shares of common stock. The Series D convertible preferred stock carries no voting rights. In any liquidation or dissolution of the Company, the holder of the Series D convertible preferred stock will be entitled to a liquidation preference of $2 per share.

11.     Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the "plan"), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options on up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company's common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company's common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The Company granted options to purchase 1,025,000 and 315,000 shares of its common stock under this plan during the years ended October 31, 2001 and 2000, respectively. As of the year ended October 31, 2001, the

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


number of options granted by the Company exceeds the total authorized by the plan by 630,000 options. The Company also authorized the issuance of 450,000 options at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary. All of the options granted by the Company during the year ended October 31, 2001, including those contingently issuable to the Board, are subject to approval by the Company's shareholders of an increase in the authorized number of options available under the plan at its next Annual Meeting of Shareholders. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

The following table summarizes information about options granted to employees and directors of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years.

The weighted average fair value of the options granted during the years ended October 31, 2001 and 2000 were $0.37 and $0.72, respectively.

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Options        Price
                                                    ---------       -----
        Outstanding at October 31, 1999             2,129,000       $0.94
           Granted                                    365,000        0.74
           Exercised                                       --          --
           Repriced                                        --          --
           Canceled                                  (100,000)       1.03
                                                    ---------       -----
        Outstanding at October 31, 2000             2,394,000        0.90
           Granted                                  1,025,000        0.38
           Exercised                                       --          --
           Repriced                                        --          --
           Canceled                                  (125,000)       0.68
                                                    ---------       -----
        Outstanding at October 31, 2001             3,294,000       $0.75
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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been the amounts indicated in the following schedule. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting periods.

                                                       October 31
                                                       ----------
                                                  2001             2000
                                                  ----             ----
           Net loss:
               As reported                     $(1,534,172)    $(1,780,615)
               Pro forma                       $(1,912,082)     (2,177,326)
           Loss per share:
               As reported                     $     (0.16)    $     (0.21)
               Pro forma                       $     (0.20)    $     (0.25)

For purposes of the above pro forma calculation, the fair value of options granted by the Company during the years ended October 31, 2001 and 2000, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

                                                         2001        2000
                                                         ----        ----
           Risk-free interest rate                        4.744%      6.330%
           Expected dividend yield                           --          --
           Expected stock price volatility                2.546       2.071
           Expected life in years                       6 years     5 years

Summary information about the Company's options outstanding at October 31, 2001:

                                      Weighted
                                      Average        Weighted                        Weighted
  Range of           Options          Remaining      Average         Options         Average
  Exercise         Outstanding       Contractual     Exercise      Exercisable       Exercise
  Prices         October 31, 2001       Life          Price      October 31, 2001     Price
  ------         ----------------       ----          -----      ----------------     -----
$.28 - $.50         1,189,000            4.8          $0.37           399,000         $0.35
$.59 - $.90           795,000            3.4          $0.78           520,000         $0.78
$.94 - $1.13        1,310,000            4.2          $1.07           919,000         $1.09
                    ---------                                       ---------
                    3,294,000                                       1,838,000
                    =========                                       =========

Common Stock Warrants

The Company accounts for stock-based compensation awards to non-employees based upon fair values at the grant dates in accordance with SFAS No. 123. The consideration received for the issuance of stock purchase warrants ("warrants") is based on the fair value of the warrants or of the goods or services received for the warrants issued, whichever is more reliably measurable.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


When the value of the services is based on the fair value of the warrants, the value is calculated using the Black-Scholes Option Pricing Model. The fair value of the options or warrants is amortized over the period the Company received the goods or services.

In this connection, during the years ended October 31, 2001 and 2000 the Company granted warrants as follows:

The Company granted a total of 350,000 and 640,000 warrants during the years ended October 31, 2001 and 2000, respectively, to purchase common stock to various individuals for consulting services. The warrants have exercise prices ranging from $0.25 to $0.30 and $0.50 to $0.94, respectively, and have contractual lives ranging from 3 to 5 years and 3 to 6 years, respectively. Warrants granted to consultants during the years ended October 31, 2001 and 2000 generally vest in monthly or annual increments over a period ranging from one to four years commencing on the date of grant and are subject to cancellation upon termination of the consulting arrangement until vesting is complete. The fair value of the consulting services received was $105,500 and $438,100 for the years ended October 31, 2001 and 2000, respectively, and is being charged to expense over the life of the consulting arrangements. Consulting expense of $74,150 and $114,359 relating to these services was recognized for the years ended October 31, 2001 and 2000, respectively.

In January 2001, the Company granted 250,000 five-year warrants to the major shareholder as a bonus at an exercise price of $0.47 per share. An expense of $117,500 relating to this issuance was recognized for the year ended October 31, 2001.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2001 and 2000 and changes during the years then ended:

                                                                    Weighted
                                                                    Average
                                                     Warrants       Exercise
                                                    Outstanding      Price
                                                    -----------      -----
        Outstanding at October 31, 1999              1,982,934       $2.03
           Granted                                   1,422,603        1.30
           Exercised                                   (18,210)       0.10
           Canceled                                    (10,000)       0.94
           Expired                                     162,500        2.00
                                                     ---------
        Outstanding at October 31, 2000              3,214,827        1.72
           Granted                                     600,000        0.35
           Exercised                                        --
           Canceled                                    (15,000)       0.30
           Expired                                    (498,750)       2.07
                                                     ---------
        Outstanding at October 31, 2001              3,301,077       $1.43
                                                     =========       =====

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2001 and 2000:

                                                          2001       2000
                                                          ----       ----
           Risk-free interest rate                        4.805%     6.590%
           Expected dividend yield                           --         --
           Expected stock price volatility                2.915      2.067
           Expected life in years                       4 years    5 years

Summary information about the Company's warrants outstanding at October 31, 2001 is as follows:

                                              Weighted
                                               Average     Weighted                        Weighted
         Range of           Warrants          Remaining    Average        Warrants         Average
        Exercise          Outstanding       Contractual    Exercise      Exercisable       Exercise
         Prices         October 31, 2001        Life        Price      October 31, 2001     Price
         ------         ----------------        ----        -----      ----------------     -----
      $.25 - $.75            840,000             3.8         $0.42          633,245          $0.41
      $.76 - $1.00           778,600             3.2         $0.92          573,875          $0.93
      $1.01 - $1.50          572,500             3.7         $1.20          522,500          $1.21
      $1.51 - $2.00        1,042,603             1.2         $2.00        1,042,603          $2.00
      $2.01 - $9.00           22,376             0.1         $9.00           22,376          $9.00
      $9.01 - $15.00          44,998             0.1        $15.00           44,998         $15.00
                           ---------                                      ---------
                           3,301,077                                      2,839,597
                           =========                                      =========

12.     Commitments and Contingencies

Facilities Agreement

The Company entered into a three-year lease agreement that began on February 1, 1998 for its facility located in Laguna Hills, California. Monthly lease payments were $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001. In January 2001, the Company formed Electropure Holdings, LLC, a California limited liability company, which then exercised an option to purchase the 30,201 sq. ft. building on January 31, 2001 for a total purchase price of $2,454,552. The Company executed a three-year lease agreement with the LLC that began on February 1, 2001 and requires monthly lease payments of $15,922 for the term of the agreement. The effect of the current intercompany lease agreement has been eliminated in consolidation.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In March 1998, the Company entered into a two-year sub-lease agreement with a third party for a portion of the facility. The sub-lease agreement has been extended through February 2002. Monthly sub-lease income was $6,500 through February 2000, $7,000 through February 2001 and $10,000 through February 2002.

Future minimum facilities sublease rental income as of October 31, 2001, is as follows:

                                         Minimum
                                         Sublease
                                      Rental Income
                                      -------------
               2002                      $40,000

Rent expense was $50,922 and $202,206 for the years ended October 31, 2001 and 2000, respectively. Sublease rental income was $108,000 and $82,000 for the years ended October 31, 2001 and 2000, respectively.

Employment Contract

Effective in August 1997, the Company entered into a five-year employment agreement with Floyd Panning, the Company's President and Chief Executive Officer. Mr. Panning has an option to extend the agreement for two years and was granted 125,000 warrants to purchase common stock at $0.28125 per share. The employment agreement also provides for the following:

a. A base monthly salary of $6,500 that increased to $8,000 per month once the Company realized a minimum of $1 million in additional financing. Mr. Panning's base monthly salary increased pursuant to this provision effective in April 1998. Annually, the base salary automatically increased by five (5%) percent.

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

d. Mr. Panning may terminate his employment contract at any time, and he retains the right to the receive 100% of his base salary through August 5, 2002.

e. Termination of the employment contract by the Company without cause would require the immediate issuance of 516,479 shares contingently issuable in connection with the termination agreement discussed in Note 12 - "Contingent Share Issuance," unless Mr. Panning's successor is approved by a majority vote of certain EDI Components' shareholders (excluding Mr. Panning).

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Consulting Agreement

In June 2001, the Company entered into a one-year agreement with Communications Management Associates for financial consulting services for which it pays $1,250 per month and granted 60,000 shares of common stock valued at $21,000. The stock vests in increments of 5,000 shares per month over the term of the consulting agreement. Arthur Lipper III, a member of the Company's Board of Directors and Chairman of its Audit Committee, is the president of Communications Management Associates and the primary contact for the consulting services being provided.

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

In exchange, the Company was to receive from Mr. O'Hare all of his 931,629 shares of redeemable preferred stock, of his 31,205 shares Class B common stock, and all of his 2,500 shares of common stock pledged for payment of the $9,105 he owes the Company. Mr. O'Hare was to transfer 52,678 of his remaining Class B common stock (52,778 shares) to others in satisfaction of claims against him. Mr. O'Hare was to also waive any claims he may have had to any royalties for technology the Company now owns, and he would not seek any modification of this agreement. The agreement also provided for the full mutual release of any and all claims between the Company and Mr. O'Hare.

In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the "Commissioner") imposed transfer and other restrictions on Mr. O'Hare's Class B common stock and redeemable preferred stock. Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, was subject to approval from the Commissioner for the transfer of the shares as described above. The Company and Mr. O'Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed. During the year ended October 31, 2001, the Commissioner denied the application for the transfer of the shares in part because the Company had not had net income for the most recent three consecutive years. Although the Company was unable to effectuate the transfer of shares contemplated in the agreement, the Company decided to continue to make the $1,000 per month payments to an account controlled by Mr. O'Hare's wife.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


During the years ended October 31, 2001 and 2000, the Company made monthly payments totaling $13,000 and $12,000, respectively, to the special bank account controlled by Mr. O'Hare's current wife, which are recorded in other expenses.

Purchase Commitments

In May 2000, the Company entered into a purchase commitment with a vendor to purchase a total of $86,000 in raw material components for the EDI product under a blanket order which had no fixed term. During fiscal 2001, the Company entered into purchase commitments, totaling $138,840, with three other vendors for various EDI raw materials on blanket orders with terms ranging from 3 to 12 months.

        Outstanding Purchase Obligations at October 31, 1999                  $     --
               Purchase Commitments Issued                                      86,000
               Total Purchases                                                 (26,144)
                                                                              --------
        Outstanding Purchase Obligations at October 31, 2000                    59,856
               Purchase Commitments Issued                                     138,840
               Total Purchases                                                 (84,419)
                                                                              --------
        Outstanding Purchase Obligations at October 31, 2001                  $114,277
                                                                              ========

Royalties

In 1986, the former owner of the electrodeionization patents and an original officer of the Company, entered into agreements to pay two separate royalties of $42 and $9 to a group of individuals for each electrodeionization water purification unit sold by the Company or any sublicensees. The royalty at $42 per unit continues until the last patent related to these products expires. The last patent expired in August 2001. The second royalty at $9 per unit is payable until a maximum of $525,600 has been paid.

The Company sold 514 and 190 electrodeionization water purification units in fiscal years 2001 and 2000, respectively. The amounts due under the $42 per unit royalty totaled $21,588 and $7,980 in fiscal years 2001 and 2000, respectively. Under the $9 per unit royalty the amounts totaled $4,626 and $1,710 in fiscal years 2001 and 2000, respectively. These royalties have been accrued and have not been paid. Total accrued and unpaid royalties at October 31, 2001 were approximately $44,003.

Licensed Technology Agreements

Nonexclusive licenses for the worldwide use of the electrodeionization technology were issued to Glegg Water Consulting, Inc. ("Glegg") and to Polymetrics, Inc. ("Polymetrics") in the fiscal years ended October 31, 1997 and 1995, respectively. The license granted to Glegg is a paid up license with no continuing royalty requirements. The license provides Glegg the right to sublicense the technology to its subsidiaries and affiliates and to a Japanese entity. The license granted to Polymetrics has continuing royalty requirements with royalty fee percentages of five

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(5) percent of net sales of "greater than 100 gallon per minute ("gpm")" systems and ten (10) percent of the "less than 100 gpm" systems. Polymetrics has not sold any units subject to the license since inception of the agreement.

Litigation

In September 2001, a former independent contractor of the Company filed a Complaint of Discrimination under the provisions of the California Fair Employment and Housing Act with the California Department of Fair Employment and Housing and EEOC. Management believes, based on discussions with legal counsel, that such claims will be resolved without a material effect on the Company's financial position or results of operations.

Contingent Share Issuance

Under an agreement with EDI Components to terminate a 1992 license agreement, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company's common stock reaches certain levels ranging from $3.00 to $5.50 per share.

13.     Concentrations of Risk

During the years ended October 31, 2001 and 2000, two customers accounted for 21% and 14% and 32% and 14% of electrodeionization product sales, respectively. At October 31, 2001 and 2000, no amounts were due from any of these customers.

Two customers represented 29% and 13% of the Company's sales of its hydro component products for the year ended October 31, 2000. There were no comparable sales of hydro components products during the year ended October 31, 2001 since the assets of that operation were sold in November 2000 and all amounts due from customers were subsequently collected.

During the years ended October 31, 2001 and 2000, two customers accounted for 87% and 12% and 69% and 26% of membrane sales, respectively. At October 31, 2001 and 2000, no amounts were due from any of these customers.

Management believes the trade accounts receivable are fully collectible, and therefore no provision has been recorded for uncollectable trade accounts receivable at the years ended October 31, 2001 and 2000.

14.      Related Party Transactions

Sale of Vehicles

During the year ended October 31, 2001, the Company sold two automobiles, with a net book value of $19,858, to an officer for $16,750. The transaction resulted in a net loss of $3,108 which was recognized as of the year ended October 31, 2001.

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


See Notes 8, 10, 11 and 12 for other related party transactions.

15.      Disposal of Assets

On November 2, 2000, the Company executed an agreement to sell the majority of the assets of its Hydro Components division for $215,000 in cash. These assets, relating to the water and wastewater treatment products, consisted of all raw materials, marketing materials, lists of customers, potential customers, and vendors, bills of materials and manufacturing instructions, and all rights title and interest in and to the name Hydro Components. The buyer did not assume any of the Company's liabilities related to Hydro Components nor did it acquire the related accounts receivable. In addition, the agreement provides for non-solicitation and non-competition by the Company and its officers and directors for a period of 60 months. The net gain on sale was approximately $160,000 and was recognized when realized in November 2000.

16.     Business Segments

The Company has three reportable segments: water purification ("EDI"), ion permeable membranes ("Membrane", formerly "HC/Membrane") and clean water monitoring (Micro Imaging ["MI"]) (a start up segment). The water purification segment produces water treatment modules for sale to manufacturers. The hydro component segment, discontinued in November 2000, sold water and wastewater treatment products to the light commercial/industrial markets. The membrane segment produces ion exchange membranes for electrodialysis, electrodeposition and electrochemical separations. Prior to November 2000, it also included products from its discontinued hydro components division. The clean water monitoring segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

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

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Business Segment Information:

                                                     2001           2000
                                                     ----           ----
        Revenue:
        EDI                                       $ 1,313,020    $   525,252
        Membrane                                       14,542        452,971
        MI                                                 --             --
                                                  -----------    -----------
        Total revenue                             $ 1,327,564    $   978,223
                                                  ===========    ===========

        Operating Loss:
        EDI                                       $  (283,696)   $  (411,786)
        Membrane                                     (150,079)      (202,359)
        MI                                           (384,168)      (400,494)
        Corporate                                    (810,335)      (771,621)
                                                  -----------    -----------
        Total operating loss                      $(1,628,278)   $(1,786,260)
                                                  ===========    ===========

        Depreciation and Amortization:
        EDI                                       $   139,440    $   130,160
        Membrane                                          135            399
        MI                                              4,860          4,535
        Corporate                                      64,036         47,913
                                                  -----------    -----------
        Total depreciation and amortization       $   208,471    $   183,007
                                                  ===========    ===========

        Identifiable Assets:
        EDI                                       $   637,808    $   691,570
        Membrane                                       71,781         98,864
        MI                                             13,183         16,422
        All others                                  2,523,441        483,879
                                                  -----------    -----------
        Total identifiable assets                 $ 3,246,213    $ 1,290,735
                                                  ===========    ===========

        Expenditures for Long Lived Assets:
        EDI                                       $    58,328    $    57,681
        Membrane                                        1,189          4,235
        MI                                                 --          2,042
        Corporate                                   2,349,541          5,172
                                                  -----------    -----------
        Total expenditures for long lived assets  $ 2,409,058    $    69,130
                                                  ===========    ===========

                                ELECTROPURE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                     2001           2000
                                                     ----           ----
        Geographic Information:

        Revenues:
        United States                             $   622,863    $   401,031
        Japan                                          91,300        170,300
        Germany                                       165,739         98,234
        Other foreign countries                       447,662        308,658
                                                  -----------    -----------
        Total revenues                            $ 1,327,564    $   978,223
                                                  ===========    ===========

17.     Subsequent Events (Unaudited)

On January 2, 2002, in a private placement offering, our largest shareholder purchased 119,048 shares of common stock and 50,000 detachable warrants to purchase common stock at an exercise price of $0.42 per share. The Company received net proceeds of $50,000.

Also in January 2002, the Company issued 47,619 shares of common stock, with a fair market value of $0.42 per share, in payment of $20,000 in accrued interest on a loan due to our major shareholder.

On January 15, 2002, the Company sold an additional 595,238 shares of common stock and 50,000 detachable warrants to purchase common stock at an exercise price of $0.42 per share in a private placement transaction with our major shareholder. The Company received net proceeds of $250,000.

                                ELECTROPURE, INC.


                                INDEX TO EXHIBITS


10.10.AF       Debt Conversion Agreement with Anthony M. Frank - 10/23/01.

10.10.AG       Stock Purchase Agreement with Anthony M. Frank - 11/01/01.

10.10.AH       Debt Conversion Agreement with Anthony M. Frank - 01/02/02.

10.10.AI       Stock Purchase Agreement with Anthony M. Frank - 01/02/02.

10.10.AJ       Stock Purchase Agreement with Anthony M. Frank - 01/15/02.

10.11          Consulting Agreement with Communications Management Associates dated 06/01/01.

10.54          Asset Purchase Agreement with Resin Tech, Inc. dated November 2, 2000.