Form 10QSB
period 2002-01-31
ELECTROPURE INC
filed 2002-03-15
CIK 808015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002	Commission file number 0-16416

ELECTROPURE, INC.
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0056212 (IRS Employer Identification No.)

23456 South Pointe Drive, Laguna Hills, California 93653
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (949) 770-9347

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        At March 14, 2002, 10,881,850 shares of the Registrant's common stock were outstanding.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
As of January 31, 2002

ASSETS

January 31, 2002
Current assets:
Cash	$109,354
Trade accounts receivable	104,140
Inventories	222,588
Prepaid legal fees	80,937
Other prepaid expenses	10,741

Total current assets	527,760
Property, plant and equipment, net	2,796,652
Acquired technology, net of accumulated amortization	41,945

Total assets	$3,366,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
(Unaudited)
As of January 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY

January 31, 2002
Current liabilities:
Current portion of obligations under capital leases	$9,481
Current portion of notes payable to bank	16,897
Trade accounts payable	142,945
Accrued payroll	142,125
Other accrued liabilities	67,141
Customer deposits	13,040

Total current liabilities	391,629
Obligations under capital leases, net of current portion	19,814
Note payable to bank, net of current portion	1,345,217
Note payable to shareholder	1,000,000

Total liabilities	2,756,660

Commitments and contingencies	—
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2002	26,000

Shareholders' equity:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2002; liquidation preference of $1,000,000	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2002; liquidation preference of $500,000	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,881,850 shares issued and outstanding at January 31, 2002	108,818
Class B common stock, $0.01 par value; 839,825 shares authorized; 83,983 shares issued and outstanding at January 31, 2002	840
Additional paid-in capital	24,636,055
Prepaid consulting fees	(10,200)
Notes receivable on common stock	(31,182)
Accumulated deficit	(24,620,634)

Total shareholders' equity	583,697

Total liabilities and shareholders' equity	$3,366,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)
For the Three Month Periods Ended January 31, 2002 and 2001

	Three months ended January 31,
	2002	2001
Net sales	$537,643	$123,562
Cost of sales	416,688	197,089

Gross profit (loss)	120,955	(73,527)

Operating costs and expenses:
Research and development	89,995	98,416
Sales, general and administrative	282,309	563,332

Total operating expenses	372,304	661,748

Loss from operations	(251,349)	(735,275)

Other income (expense):
Interest income	432	2,266
Interest expense	(56,381)	(4,478)
Gain on disposition of assets	—	161,173
Sublease income	23,500	—
Other income (expense), net	(2,200)	(2,974)

Other income (expense), net	(34,649)	155,987

Loss before provision for income taxes	(285,998)	(579,288)
Provision for income tax	(1,600)	(800)

Net loss	$(287,598)	$(580,088)

Net loss per share, basic and diluted	$(0.03)	$(0.06)

Shares used in computing basic and diluted net loss per share	10,277,716	9,377,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Three Month Periods Ended January 31, 2002 and 2001

	Three months ended January 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(287,598)	$(580,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,875	40,130
Amortization	10,000	10,000
Issuance of shares for services	7,650	—
Issuance of options and warrants for services	27,583	135,735
Issuance of warrants to majority shareholder as compensation	—	115,000
Interest paid with common stock	20,000	—
Interest on notes receivable for common stock	(432)	(668)
(Increase) decrease in assets:
Trade accounts receivable	(63,644)	78,728
Prepaid legal and other expenses	54,799	100
Inventories	(11,904)	(28,175)
Assets held for sale	—	52,163
Amounts due from escrow	—	(33,448)
Increase (decrease) in liabilities:
Trade accounts payable	(53,900)	(26,350)
Customer deposits	(87,860)	20,252
Accrued payroll and other liabilities	8,608	14,347

Net cash used in operating activities	(323,823)	(202,274)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,361)	(2,372,446)

Net cash used in investing activities	(4,361)	(2,372,446)

Cash flows from financing activities:
Principal payments on notes payable	(6,138)	(2,650)
Proceeds from the issuance of notes payable	—	1,375,000
Cash deposit on building purchase received	—	15,000
Proceeds from issuance of common stock	400,000	—
Proceeds from issuance of Series D preferred stock	—	100,000
Proceeds from issuance of note payable to a related party	—	1,000,000

Net cash provided by financing activities	393,862	2,487,350

Net (decrease) in cash	65,678	(87,370)
Cash at beginning of period	43,676	180,918

Cash at end of period	$109,354	$93,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at January 31, 2002 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2001, included in our Annual Report on Form 10-KSB.

  Certain amounts presented within the 2001 financial statements have been reclassified in order to conform to the 2002 financial statement presentation.

2.    Securities Transactions

  Private Placement Offering—Common Stock and Warrants

  On November 1, 2001, we sold 200,000 shares of Common Stock and warrants to purchase 50,000 shares of common stock to Anthony M. Frank, our largest shareholder, for net proceeds of $100,000. The warrants are exercisable at $0.51 per share and expire on November 1, 2004.

  In January 2002, Mr. Frank purchased a total of 714,286 shares of common stock and warrants to purchase 100,000 shares of common stock for net proceeds of $300,000. The warrants are exercisable at $0.42 per share and expire in January 2005.

  Common Stock Issued for Debt

  On January 2, 2002, we issued 47,619 shares of common stock, with a fair market value of $0.42 per share, in payment of $20,000 in accrued interest on a loan due to Anthony M. Frank.

3.    Loss Per Common Share

  In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended January 31, 2002 and 2001 are as follows:

	Three months ended January 31,
	2002	2001
Net loss available to common shareholders:
Net loss	$(287,598)	$(580,088)

Net loss available to common shareholders:	$(287,598)	$(580,088)

Weighted average shares outstanding	10,277,716	9,377,341

Basic and diluted net loss per common share	$(0.03)	$(0.06)

  The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2002 and January 31, 2001 as follows:

	2002	2001
Stock options and warrants	6,677,703	5,858,827
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479

4.    Business Segments

  We have three reportable segments: water purification ("EDI"), ion permeable membranes ("Membrane", formerly "HC/Membrane") and fluid monitoring ("MI", a start up segment). The EDI segment produces water treatment modules for sale to manufacturers of high purity water treatment systems. The Membrane segment produces ion exchange membranes for use with our EDI products as well as membranes for outside customers for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. The MI segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

  Reportable segments are strategic business units that offer different products, are managed separately, and require different technology and marketing strategies. The accounting policies of the segments are those described in the summary of significant accounting policies in our audited financial statement included in our annual report on Form 10-KSB. We evaluate performance based on results from operations before income taxes and interest, net, excluding nonrecurring gains and losses.

Business Segment Information:

	Three months ended January 31,
	2002	2001
Revenues:
EDI	$483,643	$124,870
Membrane	83,940	1,896
MI	—	—
Intersegment	(29,940)	(3,204)

Total revenues	$537,643	$123,562

Operating Income (Loss):
EDI	$49,166	$(220,575)
Membrane	(23,698)	(44,344)
MI	(88,146)	(94,096)
Corporate	(188,671)	(376,260)

Total operating loss	$(251,349)	$(735,275)

Depreciation and Amortization:
EDI	$42,397	$37,499
Membrane	59	—
MI	1,127	1,313
Corporate	19,292	11,319

Total depreciation and amortization	$62,875	$50,131

Identifiable Assets:
EDI	$673,077	$650,210
Membrane	30,225	8,044
MI	12,056	22,490
Corporate	2,650,999	2,760,569

Total identifiable assets	$3,366,357	$3,441,313

Expenditures for Long Lived Assets:
EDI	$4,361	$9,131
Membrane	—	—
MI	—	6,161
Corporate	—	2,357,154

Total expenditures for long lived assets	$4,361	$2,372,446

GEOGRAPHIC INFORMATION:
Revenues
United States	$279,841	$22,433
Japan	94,575	36,000
Luxembourg	54,000	—
Germany	22,100	13,263
Other foreign countries	87,127	51,866

Total revenues	$537,643	$123,562

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

  Results of Operations

  References to fiscal 2001 and fiscal 2002 are for the three months ended January 31, 2001 and 2002, respectively.

  Net sales increased in fiscal 2002 by $414,081 as compared to fiscal 2001 which reflects the strong demand for our EDI products and an increased penetration of the expanding ultrapure water market.

  Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of sales as a percentage of sales decreased to 78% from 160% for the three months ended January 31, 2002 and 2001, respectively. This decrease is predominantly due to increased unit sales volume, which allowed for fixed costs to be allocated over a higher number of EDI products produced. Cost of sales in fiscal 2001 was adversely impacted by expenses related to the underutilization of manufacturing capacity.

  Research and development expenses for the three months ended January 31, 2002 decreased by $8,421 compared to fiscal 2001. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease in research and development expense in fiscal 2002 primarily reflects the reduced allocated rent expense since we purchased our current facility in January 2001.

  Sales, general and administrative expenses decreased by $281,023 for the three months ended January 31, 2002 as compared to the same period in 2001. This reflects a decrease in financing expense of issuing warrants as compensation and from the costs for services to develop and file for intellectual property protection incurred during fiscal 2001. The decrease also reflects a reduction in consulting expenses compared to the prior year period.

  Interest income is generated from short-term investments and decreased by $1,834 for the three months ended January 31, 2002 as compared to the prior year period. These decreases reflect a reduction in working capital available for investment purposes. Interest expense for the three months ended January 31, 2002 increased by $51,903 compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

  Components of other income (expense) in fiscal 2002 decreased by $136,899 compared to the prior year period and consisted primarily of the $161,173 net gain on sale of hydro components assets in November 2000. The increase was partially offset by $23,500 in income from the sublease of a portion of the building we purchased in January 2001.

  We recorded the minimum state income tax provision in fiscal 2002 and 2001 as we had cumulative net operating losses in all tax jurisdictions.

  Liquidity and Capital Resources

  At January 31, 2002, we had working capital of $136,131 compared to an $82,718 working capital deficit at October 31, 2001. This working capital increase includes a $63,644 increase in receivables, principally due to the sales volume experienced near the end of the fiscal first quarter. Cash from the sale of common stock during the three months ended January 31, 2002 provided $400,000 in net proceeds which was utilized, in part, to increase inventories by $11,904 and reduce accounts payable and other current liabilities by $133,152.

  Our principal sources of working capital are cash generated from operations and from the sale of securities by private placement. During the three months ended January 31, 2002, we received $400,000 in proceeds from the issuance of 914,286 shares of common stock and warrants to purchase 150,000 shares of common stock.

  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of January 31, 2002, we had accepted firm orders for delivery of unshipped EDI modules valued at over $136,000.

  Plan of Operation

  In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to our major shareholder, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through March 2002. Our independent auditor has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2001 which raises substantial doubt about our ability to continue as a going concern.

  In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM's) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receive a commission on all EDI orders in the stated territories. We have entered into similar business arrangements with three companies granting non-exclusive commissionable sales rights in the Northeast United States, Mexico and the People's Republic of China, the latter of which expires in April 2002.

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

  We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing for future developments, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities at selling prices that are significantly lower than the current market price of our common stock.

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

PART II—OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2. Changes in Securities

  Common Stock and Warrants Issued in Private Placement Transactions

  In November 2001, we sold 200,000 shares of common stock and warrants to purchase 50,000 shares of common stock to our largest shareholder for net proceeds of $100,000. The warrants are exercisable at $0.51 per share and expire in November 2004.

  In January 2002, we sold an additional 714,286 shares of common stock and warrants to purchase 100,000 shares of common stock to our largest shareholder for proceeds of $300,000. The warrants are exercisable at $0.42 per share and expire in January 2005.

  Common Stock Issued for Debt

  On January 2, 2002, we issued 47,619 shares of common stock to our largest shareholder in payment of $20,000 in interest accrued on a $1 million loan we received in January 2001.

  All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Items 3 through 5 omitted as not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits previously filed on January 29, 2002 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 2001.
	10.10.AG	Stock Purchase Agreement with Anthony M. Frank—11/01/01
	10.10.AH	Debt Conversion Agreement with Anthony M. Frank—01/02/02
	10.10.AI	Stock Purchase Agreement with Anthony M. Frank—01/02/02
	10.10.AJ	Stock Purchase Agreement with Anthony M. Frank—01/15/02
(b)	Report on Form 8-K.
None

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2002

ELECTROPURE, INC.
By:	/s/ CATHERINE PATTERSON Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

QuickLinks

Electropure, Inc. and Subsidiaries Condensed Consolidated Balance Sheet (Unaudited) As of January 31, 2002
Condensed Consolidated Balance Sheet (Unaudited) As of January 31, 2002
Condensed Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended January 31, 2002 and 2001
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended January 31, 2002 and 2001
Electropure, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
PART I
PART II—OTHER INFORMATION
SIGNATURES