Form 10QSB
period 2002-04-30
ELECTROPURE INC
filed 2002-06-07
CIK 808015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

Commission file number 0-16416

ELECTROPURE, INC.
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0056212 (IRS Employer Identification No.)
23456 South Pointe Drive, Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

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

        At May 30, 2002, 11,236,295 shares of the Registrant's common stock were outstanding.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

April 30, 2002
ASSETS
Current assets:
Cash	$31,523
Trade accounts receivable	14,448
Inventories	247,735
Prepaid legal fees	69,375
Other prepaid expenses	17,007

Total current assets	380,088
Property, plant and equipment, net	2,758,064
Acquired technology, net of accumulated amortization	31,945

Total assets	$3,170,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under capital leases	$9,796
Current portion of notes payable to bank	17,333
Trade accounts payable	109,946
Accrued payroll	140,508
Other accrued liabilities	73,700
Customer deposits	50,374

Total current liabilities	401,657
Obligations under capital leases, net of current portion	17,244
Note payable to bank, net of current portion	1,340,716
Note payable to shareholder	1,000,000

Total liabilities	2,759,617

Commitments and contingencies	—
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2002.	26,000

Shareholders' equity:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2002; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2002; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,236,295 shares issued and outstanding at April 30, 2002.	112,363
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at April 30, 2002.	840
Additional paid-in capital	24,851,927
Prepaid consulting fees	(3,500)
Notes receivable on common stock	(31,443)
Accumulated deficit	(25,045,707)

Total shareholders' equity	384,480

Total liabilities and shareholders' equity	$3,170,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Net sales	$246,534	$218,578	$784,177	$342,140
Cost of sales	234,062	290,625	650,750	487,714

Gross profit (loss)	12,472	(72,047)	133,427	(145,574)

Operating costs and expenses:
Research and development	104,038	95,400	194,033	193,816
Sales, general and administrative	303,119	206,211	585,428	769,543

Total operating expenses	407,157	301,611	779,461	963,359

Loss from operations	(394,685)	(373,658)	(646,034)	(1,108,933)

Other income (expense):
Interest income	263	1,880	695	4,146
Interest expense	(55,251)	(55,969)	(111,632)	(60,447)
Gain on disposition of assets	—	—	—	161,173
Sublease income	30,000	—	53,500	—
Other income (expense), net	(5,400)	(3,000)	(7,600)	(5,974)

Other income (expense), net	(30,388)	(57,089)	(65,037)	98,898

Loss before provision for income taxes	(425,073)	(430,747)	(711,071)	(1,010,035)
Provision for income tax	—	—	(1,600)	(800)

Net loss	$(425,073)	$(430,747)	$(712,671)	$(1,010,835)

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.11)

Shares used in computing basic and diluted net loss per share	11,050,951	9,377,341	10,660,038	9,377,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(712,671)	$(1,010,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,443	93,818
Amortization	20,000	20,000
Issuance of shares for services	19,150	—
Issuance of options and warrants for services	72,200	141,735
Issuance of warrants to majority shareholder as compensation	—	115,000
Interest paid with common stock	40,000	—
Interest on notes receivable for common stock	(695)	(1,084)
(Increase) decrease in assets:
Trade accounts receivable	26,048	47,237
Prepaid legal and other expenses	60,094	100
Inventories	(37,051)	9,767
Assets held for sale	—	52,163
Increase (decrease) in liabilities:
Trade accounts payable	(86,898)	20,080
Customer deposits	(50,526)	25,535
Accrued payroll and other liabilities	13,550	24,425

Net cash used in operating activities	(538,356)	(462,059)

Cash flows from investing activities
Purchase of property, plant and equipment	(11,341)	(2,379,946)

Net cash used in investing activities	(11,341)	(2,379,946)

Cash flows from financing activities:
Principal payments on notes payable	(12,456)	10,934
Proceeds from the issuance of notes payable	—	1,375,000
Cash deposit on building purchase received	—	15,000
Proceeds from issuance of common stock	550,000	—
Proceeds from issuance of Series D preferred stock	—	400,000
Proceeds from issuance of note payable to a related party	—	1,000,000

Net cash provided by financing activities	537,544	2,800,934

Net (decrease) in cash	(12,153)	(41,071)
Cash at beginning of period	43,676	180,918

Cash at end of period	$31,523	$139,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at April 30, 2002 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

        On March 15, 2002, Mr. Frank purchased an additional 300,000 shares of common stock and warrants to purchase 50,000 shares of common stock for net proceeds of $150,000. The warrants are exercisable at $0.50 per share and expire in March 2005.

  Common Stock Issued for Debt

        On January 2, 2002, we issued 47,619 shares of common stock, with a fair market value of $0.42 per share, in payment of $20,000 in accrued interest on a loan due to Anthony M. Frank.

        On April 3, 2002, we issued an additional 44,445 shares of common stock, with a fair market value of $0.45 per share, in payment of $20,000 in interest accrued on the above loan through March 31, 2002.

  Common Shares Issued for Services

        On April 25, 2002, we issued 10,000 shares of common stock, valued at $4,800, in consideration for services rendered by a real estate broker in relation to refinancing the building we purchased in fiscal 2001.

  Warrants Issued to Consultants

        In March 2002, we issued warrants to purchase 25,000 shares of common stock to one individual for consulting services. The warrants are exercisable at $0.40 per share and expire in April 2007. The fair value of the consulting services is being charged to expense over the life of the contract. A consulting expense of $1,875 relating to these services was recognized for the six months ended April 30, 2002.

3.    Loss Per Common Share

        In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended April 30, 2002 and 2001 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Net loss available to common shareholders:
Net loss	$(425,073)	$(430,747)	$(712,671)	$(1,010,835)

Net loss available to common shareholders:	$(425,073)	$(430,747)	$(712,671)	$(1,010,835)

Weighted average shares outstanding	11,050,951	9,377,341	10,660,038	9,377,341

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.07)	$(0.11)

        The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2002 and April 30, 2001 as follows:

	2002	2001
Stock options and warrants	6,732,703	5,731,327
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479

4.    Business Segments

        We have two reportable segments: water purification ("EDI/Membrane"), (formerly reported separately under "EDI" and "Membrane") and fluid monitoring ("MI", a start up segment). The EDI segment produces water treatment modules for sale to manufacturers of high purity water treatment systems. The Membrane segment formerly produced ion exchange membranes for outside customers for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations. The MI segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

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

  Business Segment Information:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Revenues:
EDI/Membrane	$246,534	$218,578	$784,177	$342,140
MI	—	—	—	—

Total revenues	$246,534	$218,578	$784,177	$342,140

Operating Income (Loss):
EDI/Membrane	$(88,015)	$(192,993)	$(62,547)	$(457,912)
MI	(102,235)	(102,193)	(190,381)	(196,289)
Corporate	(204,435)	(78,472)	(393,106)	(454,732)

Total operating loss	$(394,685)	$(373,658)	$(646,034)	$(1,108,933)

Depreciation and Amortization:
EDI/Membrane	$37,275	$34,148	$79,731	$71,674
MI	955	1,439	2,082	2,752
Corporate	17,338	28,073	36,630	39,392

Total depreciation and amortization	$55,568	$63,660	$118,443	$113,818

Expenditures for Long Lived Assets:
EDI/Membrane	$6,980	$7,502	$11,341	$16,633
MI	—	1,220	—	7,381
Corporate	—	—	—	2,355,932

Total expenditures for long lived assets	$6,980	$8,722	$11,341	$2,379,946

GEOGRAPHIC INFORMATION:
Revenues
United States	$106,629	$30,427	$386,470	$52,860
Japan	5,450	41,240	100,025	77,240
Luxembourg	—	34,553	54,000	45,934
Germany	15,672	36,578	37,772	49,841
Ireland	9,600	36,322	9,600	39,522
Other foreign countries	109,183	39,458	196,310	76,743

Total revenues	$246,534	$218,578	$784,177	$342,140

		April 30, 2002	October 31, 2001
Identifiable Assets:
EDI/Membrane		$608,462	$709,589
MI		11,101	13,183
Corporate		2,550,534	2,615,941

Total identifiable assets		$3,170,097	$3,338,713

5.    Subsequent Events

        On May 3, 2002, we borrowed $150,000 from our major shareholder for 60 days at 8% interest. Principal and accrued interest on the loan will be repaid from the proceeds of a loan to be secured from refinancing our building. We anticipate the building loan to be consummated by early June 2002.

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

  Results of Operations

        References to fiscal 2001 and fiscal 2002 are for the six months ended April 30, 2001 and 2002, respectively.

        Net sales increased in fiscal 2002 by $442,037 as compared to fiscal 2001 which reflects the strong demand for our EDI products and an increased penetration of the expanding ultrapure water market. For the three months ended April 30, 2002, net sales increased by $27,956 over the comparable prior year period. Sales revenues were lower by 54% during the last three months of the quarter ended April 30, 2002 as compared to the first three months. We believe that the decrease results from the fiscal or quarterly budgeting cycles of the end-user of our products coupled with a general economic downturn.

        Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of sales as a percentage of sales decreased to 83% from 143% for the six months ended April 30, 2002 and 2001, respectively. This decrease is predominantly due to increased unit sales volume, which allowed for fixed costs to be allocated over a higher number of EDI products produced. The three months ended April 30, 2002 showed less of a dramatic decrease from 133% for the comparable period in fiscal 2001 to 95% in 2002 since we did not experience a sustained growth in sales volume during the current three month period. Cost of sales in fiscal 2001 was adversely impacted by expenses related to the underutilization of manufacturing capacity.

        Research and development expenses for the three and six month periods ended April 30, 2002 increased by $8,638 and $217, respectively, compared to fiscal 2001. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase in research and development expense in fiscal 2002 primarily reflects expenses associated with intellectual property patent filings.

        Sales, general and administrative expenses decreased by $184,115 for the six months ended April 30, 2002 as compared to the same period in 2001. This reflects a decrease in financing expense of issuing options and warrants as compensation and from a reduction in consulting expenses compared to the prior year period. During the three months ended April 30, 2002, sales and general and administrative expenses increased by $96,908 compared to the prior year period due mainly from an increase in legal, accounting and consulting expenses as well as expenses associated with property taxes and depreciation of the building we purchased in 2001.

        Interest income is generated from short-term investments and decreased by $1,617 and $3,451 for the three and six months ended April 30, 2002, respectively, as compared to the prior year periods. These decreases reflect a reduction in working capital available for investment purposes. Interest expense for the six months ended April 30, 2002 increased by $51,185 and decreased by $718 for the three months ended April 30, 2002, respectively, compared to the prior period primarily due to financing activities relating to the purchase of our building in January 2001.

        Components of other income (expense), other than interest, decreased by $109,299 for the six months ended April 30, 2002 compared to the prior year period. The decrease consisted primarily of the $161,173 net gain on sale of hydro components assets in November 2000, partially offset by income from sublease of the building we purchased in January 2001.

        We recorded the minimum state income tax provision in fiscal 2002 and 2001 as we had cumulative net operating losses in all tax jurisdictions.

  Liquidity and Capital Resources

        At April 30, 2002, we had a working capital deficit of $21,569. This represents a working capital decrease of $61,149 compared to that reported at October 31, 2001. The decrease primarily reflects a decrease in accounts receivables principally due to a reduction in sales volume experienced during the three months ended April 30, 2002 from the prior quarter. Cash from the sale of common stock during the six months ended April 30, 2002 provided $550,000 in net proceeds which was utilized, in part, to increase inventories and reduce accounts payable and other current liabilities.

        Our principal sources of working capital are cash generated from operations and from the sale of securities by private placement. During the six months ended April 30, 2002, we received $550,000 in proceeds from the issuance of 1,214,286 shares of common stock and warrants to purchase 200,000 shares of common stock.

        Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of April 30, 2002, we had accepted firm orders for delivery of unshipped EDI modules valued at over $76,000.

  Plan of Operation

        We are currently in the process of refinancing the building we purchased in January 2001 to both reduce the interest rate on the mortgage and to secure additional working capital. The loan will be guaranteed by our major shareholder and we anticipate concluding the refinancing arrangements by early June 2002.

        In the opinion of management, available funds, funds anticipated to be realized on the refinancing of our building, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through September 2002. Our independent auditor has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2001 which raises substantial doubt about our ability to continue as a going concern.

        In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM's) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receive a commission on all EDI orders in the stated territories. We currently have a similar business arrangement with a second company granting non-exclusive commissionable sales rights in the Northeast United States. Agreements appointing sales representatives for Mexico and the People's Republic of China expired in April 2002.

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

        On March 15, 2002, we sold 300,000 shares of common stock and warrants to purchase 50,000 shares of common stock to the same major shareholder for proceeds of $150,000. The warrants are exercisable at $0.50 per share and expire in March 2005.

  Common Stock Issued for Debt

        In January and April 2002, we issued 47,619 and 44,445 shares of common stock, respectively, to our largest shareholder in payment of a total of $40,000 in interest accrued on a $1 million loan we received in January 2001.

  Common Stock Issued for Services

        On April 25, 2002, we issued 10,000 shares of common stock for services rendered by a real estate broker in connection with the refinancing of our building.

  Warrants Issued to Non-Employee

        On March 1, 2002, we granted warrants to purchase 25,000 shares of common stock at $0.40 per share to a consultant for services to be rendered. The warrants vest in annual increments over a four-year period commencing on the date of grant and they expire on March 1, 2007.

        All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Items 3 through 5 omitted as not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.10.AG	Stock Purchase Agreement with Anthony M. Frank—11/01/01*
10.10.AH	Debt Conversion Agreement with Anthony M. Frank—01/02/02*
10.10.AI	Stock Purchase Agreement with Anthony M. Frank—01/02/02*
10.10.AJ	Stock Purchase Agreement with Anthony M. Frank—01/15/02*
10.10.AK	Stock Purchase Agreement with Anthony M. Frank—03/15/02**
10.10.AL	Debt Conversion Agreement with Anthony M. Frank—04/03/02**
10.10.AM	8% Sixty-Day Term Note—Anthony M. Frank—05/03/02

*
Previously filed on January 29, 2002 in connection with Registration's Form 10-KSB for the fiscal year ended October 31, 2001.

**
Previously filed in connection with Amendment No. 14 to Schedule 13D filed on April 16, 2002 on behalf of Anthony M. Frank.

(b)
Report on Form 8-K.

          None

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2002	ELECTROPURE, INC.
	By:	/s/ CATHERINE PATTERSON Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

QuickLinks

Electropure, Inc. and Subsidiaries Condensed Consolidated Balance Sheet (Unaudited)
Electropure, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
Electropure, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
Electropure, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
PART I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
  Item 1 omitted as not applicable.
  Item 2. Changes in Securities
  Items 3 through 5 omitted as not applicable.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES