Form 10QSB
period 2002-07-31
ELECTROPURE INC
filed 2002-09-13
CIK 808015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002	Commission file number 0-16416

ELECTROPURE, INC.
(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

23456 South Pointe Drive, Laguna Hills, California 92653
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (949) 770-9347

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At September 10, 2002, 11,293,438 shares of the Registrant's common stock were outstanding.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

July 31, 2002
Current assets:
Cash	$274,072
Trade accounts receivable	51,721
Inventories	228,133
Prepaid legal fees	57,813
Other prepaid expenses	30,845

Total current assets	642,584
Property, plant and equipment, net	2,715,872
Other assets	54,581
Acquired technology, net of accumulated amortization	21,945

Total assets	$3,434,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

July 31, 2002
Current liabilities:
Current portion of obligations under capital leases	$10,121
Current portion of notes payable to bank	33,636
Current portion of notes payable to shareholder	150,000
Trade accounts payable	44,106
Accrued payroll	142,573
Other accrued liabilities	79,245
Customer deposits	13,040

Total current liabilities	472,721
Obligations under capital leases, net of current portion	14,588
Note payable to bank, net of current portion	1,897,640
Note payable to shareholder	1,000,000

Total liabilities	3,384,949

Commitments and contingencies	—
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2002.	26,000

Shareholders' equity:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2002; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2002; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,293,438 shares issued and outstanding at July 31, 2002	112,934
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at July 31, 2002	840
Additional paid-in capital	24,881,889
Notes receivable on common stock	(31,786)
Accumulated deficit	(25,439,844)

Total shareholders' equity	24,033

Total liabilities and shareholders' equity	$3,434,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Net sales	$309,691	$470,479	$1,093,868	$812,619
Cost of sales	299,368	329,068	950,118	797,314

Gross profit	10,323	141,411	143,750	15,305

Operating costs and expenses:
Research and development	107,824	94,085	301,857	281,813
Sales, general and administrative	241,527	262,136	826,955	1,105,235

Total operating expenses	349,351	356,221	1,128,812	1,387,048

Loss from operations	(339,028)	(214,810)	(985,062)	(1,371,743)

Other income (expense):
Interest income	999	983	1,694	5,130
Interest expense	(83,116)	(58,474)	(194,748)	(118,920)
Gain on disposition of assets	—	(3,108)	—	158,065
Sublease income	30,000	30,000	83,500	78,000
Other income (expense), net	(2,992)	(2,999)	(10,592)	(8,975)

Other income (expense), net	(55,109)	(33,598)	(120,146)	113,300

Loss before provision for income taxes	(394,137)	(248,408)	(1,105,208)	(1,258,443)
Provision for income tax	—	—	(1,600)	(800)

Net loss	$(394,137)	$(248,408)	$(1,106,808)	$(1,259,243)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.10)	$(0.13)

Shares used in computing basic and diluted net loss per share	11,252,444	9,429,515	10,860,411	9,394,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,106,808)	$(1,259,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145,748	124,030
Amortization	30,000	30,000
Gain on disposition of assets	—	(158,065)
Issuance of shares for services	22,650	3,500
Issuance of options and warrants for services	82,733	191,470
Issuance of warrants to majority shareholder as compensation	—	115,000
Interest paid with common stock	60,000	—
Interest on notes receivable for common stock	(1,029)	(1,429)
Write off of accrued interest on notes receivable for common stock surrendered	—	918
(Increase) decrease in assets:
Restricted cash	—	15,000
Trade accounts receivable	(11,225)	(28,018)
Prepaid legal and other expenses	58,089	99
Inventories	(17,449)	(637)
Other assets	(54,582)	—
Increase (decrease) in liabilities:
Trade accounts payable	(153,008)	41,246
Customer deposits	(87,860)	60,240
Accrued payroll and other liabilities	21,160	49,877

Net cash used in operating activities	(1,011,581)	(816,012)

Cash flows from investing activities
Purchase of property, plant and equipment	(16,455)	(2,407,301)
Proceeds from asset disposition	—	231,750

Net cash used in investing activities	(16,455)	(2,175,551)

Cash flows from financing activities:
Principal payments on notes payable	(1,361,568)	(20,804)
Proceeds from the issuance of notes payable	1,920,000	1,413,935
Proceeds from issuance of common stock	550,000	—
Proceeds from issuance of Series D preferred stock	—	500,000
Proceeds from issuance of note payable to a related party	150,000	1,000,000

Net cash provided by financing activities	1,258,432	2,893,131

Net increase (decrease) in cash	230,396	(98,432)
Cash at beginning of period	43,676	180,918

Cash at end of period	$274,072	$82,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at July 31, 2002 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

2.    Notes Payable

        On May 3, 2002, we borrowed $150,000 from Anthony M. Frank, our largest shareholder, and issued a promissory note, payable on July 3, 2002, bearing interest at the rate of 8% per annum. On June 19, 2002, Mr. Frank agreed to extend the due date for payment to July 3, 2003 and was granted the right to convert any or all of the principal and unpaid interest accrued on the note into common stock prior to repayment by the Company. The conversion price will equal the closing bid price of our common stock as of the date of the conversion.

        In June 2002, our wholly-owned subsidiary, Electropure Holdings, LLC, received $1,920,000 in net proceeds from refinancing our building through a commercial mortgage lender. The loan is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank. Of the proceeds received, $1,444,224 was utilized to satisfy the balance due on the first mortgage loan and for closing costs associated with the new mortgage. The loan terms provide for an adjustable interest rate of no less than 7% and no more than 13.5% per annum, adjustable semi-annually, with an initial interest rate of 7%. The loan, which is collateralized by a deed of trust on the building, is amortized over 25 years and is payable in monthly installments subject to the above semi-annual interest rate adjustment, with the balance due in full on July 1, 2012. The initial monthly mortgage payment on this loan will be $14,135.58.

3.    Securities Transactions

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

        An additional 57,143 shares of common stock were issued to Mr. Frank on July 5, 2002 in payment of $20,000 in interest accrued through June 30, 2002 on the above loan. The fair market value of the common stock issued was $0.35 per share.

  Common Shares Issued for Services

        On April 25, 2002, we issued 10,000 shares of common stock in consideration for services rendered by a real estate broker in relation to refinancing the building we purchased in fiscal 2001. The fair market value of the common stock on the date of this issuance was $0.48 per share.

  Warrants Issued to Consultants

        In March 2002, we issued warrants to purchase 25,000 shares of common stock to one individual for consulting services. The warrants are exercisable at $0.40 per share and expire in April 2007. The fair value of the consulting services is being charged to expense over the life of the contract. A consulting expense of $1,875 relating to these services was recognized for the nine months ended July 31, 2002.

4.    Loss Per Common Share

        In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended July 31, 2002 and 2001 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Net loss available to common shareholders:
Net loss	$(394,137)	$(248,408)	(1,106,808)	$(1,259,243)

Net loss available to common shareholders:	$(394,137)	$(248,408)	(1,106,808)	$(1,259,243)

Weighted average shares outstanding	11,252,444	9,429,515	10,860,411	9,394,923

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.10)	$(0.13)

        The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2002 and July 31, 2001 as follows:

	2002	2001
Stock options and warrants	6,387,703	6,660,077
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479

5.    Business Segments

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

Business Segment Information:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Revenues:
EDI/Membrane	$309,691	$470,479	$1,093,868	$812,619
MI	—	—	—	—

Total revenues	$309,691	$470,479	$1,093,868	$812,619

Operating Income (Loss):
EDI/Membrane	$(87,486)	$16,992	$(150,033)	$(440,920)
MI	(105,531)	(94,141)	(295,912)	(290,430)
Corporate	(146,011)	(137,661)	(539,117)	(640,393)

Total operating loss	$(339,028)	$(214,810)	$(985,062)	$(1,371,743)

Depreciation and Amortization:
EDI/Membrane	$38,356	$31,528	$118,087	$103,252
MI	987	859	3,069	3,611
Corporate	17,962	7,776	54,592	47,167

Total depreciation and amortization	$57,305	$40,163	$175,748	$154,030

Expenditures for Long Lived Assets:
EDI/Membrane	$5,114	$26,810	$16,455	$43,443
MI	—	—	—	7,161
Corporate	—	966	—	2,356,697

Total expenditures for long lived assets	$5,114	$27,776	$16,455	$2,407,301

GEOGRAPHIC INFORMATION:
Revenues:
United States	$68,540	$238,064	$455,010	$290,924
Japan	2,600	40	102,625	77,280
China	52,800	64,972	86,550	110,906
Germany	68,034	56,526	105,806	106,367
Other foreign countries	117,717	110,877	343,877	227,142

Total revenues	$309,691	$470,479	$1,093,868	$812,619

	July 31, 2002	October 31, 2001
Identifiable Assets:
EDI/Membrane	$592,890	$709,589
MI	10,114	13,183
Corporate	2,831,978	2,615,941

Total identifiable assets	$3,434,982	$3,338,713

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

  Results of Operations

        References to fiscal 2001 and fiscal 2002 are for the nine months ended July 31, 2001 and 2002, respectively.

        Net sales increased in fiscal 2002 by $281,249 as compared to fiscal 2001 which reflects the stronger demand for our EDI products and an increased penetration of the expanding ultrapure water market. For the three months ended July 31, 2002, net sales decreased by $160,788 over the comparable prior year period primarily due, we believe, to quarterly budgeting cycles of the end-user of our products coupled with a general economic downturn.

        Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of sales as a percentage of sales decreased to 87% from 98% for the nine months ended July 31, 2002 and 2001, respectively. This decrease is predominantly due to increased unit sales volume over the nine months in fiscal 2002, which allowed for fixed costs to be allocated over a higher number of EDI products produced. The three months ended July 31, 2002 showed an increase in costs as a percentage of sales at 97% compared to the comparable three months in 2001 at 70%. The increase over the prior period reflects the Company's decision to avoid downsizing in the face of a what we believe has been a short term lag in sales volume during the current period.

        Research and development expenses for the three and nine month periods ended July 31, 2002 increased by $13,739 and $20,044, respectively, compared to fiscal 2001. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase in research and development expense in fiscal 2002 primarily reflects expenses associated with intellectual property patent filings.

        Sales, general and administrative expenses decreased by $278,280 for the nine months ended July 31, 2002 as compared to the same period in 2001. This reflects a decrease in financing expense of issuing options and warrants as compensation and from a reduction in consulting expenses compared to the prior year period. During the three months ended July 31, 2002, sales and general and administrative expenses decreased by $20,609 compared to the prior year period due mainly from a decrease in consulting expenses.

        Interest income is generated from short-term investments and increased by $16 for the three months ended July 31, 2002 over the prior year period. For the nine months ended July 31, 2002, interest income decreased by $3,436 compared to fiscal 2001, reflecting a reduction in working capital available for investment purposes. Interest expense for the three and nine months ended July 31, 2002 increased by $24,642 and $75,828, respectively, compared to the comparable prior periods primarily due to financing activities relating to the purchase of our building in January 2001.

        Components of other income (expense), other than interest, decreased by $154,182 for the nine months ended July 31, 2002 compared to the prior year period. During fiscal 2001, we realized a net gain of $161,173 on the sale of the assets held in our hydro components division, with no similar activity in the current fiscal year, resulting in the decrease reflected. The decrease was partially offset by income from sublease of the building we purchased in January 2001.

        We recorded the minimum state income tax provision in fiscal 2002 and 2001 as we had cumulative net operating losses in all tax jurisdictions.

  Liquidity and Capital Resources

        At July 31, 2002, we had working capital of $169,863. This represents a working capital increase of $252,581 compared to that reported at October 31, 2001. The increase primarily represents available cash from proceeds received upon refinancing our building in June 2002 with a portion of those proceeds used to pay accounts payable. We also received $150,000 in loan proceeds from our majority shareholder during the current period and cash from the sale of common stock during the nine months ended July 31, 2002 provided $550,000 in net proceeds which was utilized, in part, to reduce other current liabilities.

        Our principal sources of working capital are cash generated from operations and from the sale of securities by private placement. During the nine months ended July 31, 2002, we received $550,000 in proceeds from the issuance of 1,214,286 shares of common stock and warrants to purchase 200,000 shares of common stock.

        Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of July 31, 2002, we had accepted firm orders for delivery of unshipped EDI modules valued at over $90,000.

  Plan of Operation

        In the opinion of management, available funds, funds anticipated to be realized on the refinancing of our building, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through October 2002. Our independent auditor has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2001 which raises substantial doubt about our ability to continue as a going concern.

        In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM's) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receive a commission on all EDI orders in the stated territories. We currently have a similar business arrangement with a second company granting non-exclusive commissionable sales rights in the Northeast United States and we are currently negotiating an arrangement to appoint a sales representative in India.

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

        In July 2002, we issued an additional 57,143 shares of common stock in payment of $20,000 in accrued interest on the above loan.

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

  Issuance of Note with Conversion Feature

        On June 19, 2002, we amended the terms of a promissory note issued to our largest shareholder to extend the repayment date on a $150,000 loan to July 5, 2003. We also amended the note to provide the right to convert any unpaid portion of the note, plus interest, into shares of common stock at a fair market value equal to the closing bid price of our common stock as of the conversion date.

Item 4.    Submission of Matters to a Vote of Security Holders

        Electropure, Inc. participated in a refinancing of real property held by its wholly owned limited liability company, Electropure Holdings, LLC. As part of the June 10, 2002 transaction, Electropure, Inc. guaranteed the loan made to Electropure Holdings, LLC by a commercial mortgage lender. The lender requested that Electropure, Inc.'s shareholders consent to the guaranty. On May 30, 2002, Anthony M. Frank, Floyd Panning, and Harry O'Hare each executed a written consent in their capacity as shareholders of Electropure, Inc. approving the guaranty as requested by the lender. The votes in favor of the guaranty amounted to 7,521,187 votes, or 51.8% of the then outstanding voting power.

Items 3 and 5 omitted as not applicable.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.10.AM	Debt Conversion Agreement with Anthony M. Frank—07/05/02*
10.10.AN	Amendment to 8% Sixty-Day Term Note with Anthony M. Frank—06/19/02*
    *
    Previously filed in connection with Amendment No. 15 to Schedule 13D filed on August 15, 2002 on behalf of Anthony M. Frank.

  (b)
  Report on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2002

ELECTROPURE, INC.
By	/s/ CATHERINE PATTERSON Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

CERTIFICATIONS

I, Floyd H. Panning, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Electropure, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ FLOYD H. PANNING Floyd H. Panning Chief Executive Officer

I, Catherine Patterson, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Electropure, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ CATHERINE PATTERSON Catherine Patterson Chief Financial Officer

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
CERTIFICATIONS