Form 10KSB
period 2002-10-31
ELECTROPURE INC
filed 2003-01-29
CIK 808015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2002

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

        The registrant's revenues for the twelve months ended October 31, 2002 were $1,412,786.

        As of January 20, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,267,350, based on a closing price for the common stock of $0.29 on the OTC Bulletin Board on such date.

        At January 20, 2003, 11,581,317 shares of the Registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

        This Annual Report on Form 10-KSB, including the Notes to the Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing process on its research and development costs, future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Description of Business

COMPANY OVERVIEW

        We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. Our address and telephone number is: 23456 South Pointe Drive, Laguna Hills, California 92653, (949) 770-9347. Our website is located at www.electropure-inc.com.

        Substantially all of our business and operations are conducted through two wholly-owned subsidiaries, Electropure EDI, Inc. (EDI) and Micro Imaging Technology (MIT), both of which are Nevada corporations organized in February 2000. Electropure is also the parent of Electropure Holdings, LLC (a California limited liability company organized in January 2001) which is a wholly-owned subsidiary formed specifically to purchase the building that we currently occupy.

        Our EDI subsidiary manufactures and sells a line of patented ion permeable membranes and proprietary water purification products which are incorporated into water treatment systems for ultrapure water applications. Our MIT subsidiary is a research and development operation conducting research on our patented laser-based microbe detection system.

DEVELOPMENT OF OUR BUSINESS

ELECTROPURE EDI

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

        The membrane division of this subsidiary also offers for sale a line of proprietary ion exchange membranes which we manufacture in-house primarily for utilization in our EDI products.

  The EDI Technology

        The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through our proprietary electrodeionization process. The EDI design combines two well-established water desalination technologies—electrodialysis and ion exchange deionization.

Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration. The result is high quality water of multi-megohm/cm resistivity that can be produced continuously at substantial flow rates.

        The EDI module has been proved to be an effective electrodeionization process and can be used for a broad range of process applications, including the supply of high quality water for the food and beverage industry, for microelectronics production, biomedical and laboratory use, pharmaceutical compounders and for general industry. We believe the advantages of having a dependable and high quality water source which requires no chemical regeneration, coupled with low operation and maintenance costs, makes the EDI process an attractive and environmentally-safe alternative compared with other deionization processes.

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

XL-500 MODULE ARRAY

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

        We believe EDI technology requires less maintenance than existing systems but requires more stringent pretreatment of entry water. Maintenance is a major problem with conventional electrodialysis and reverse osmosis units, particularly the clogging of membranes. Thus, we believe the advantages of the EDI technology system, as compared to some conventional water treatment systems, include the following:

  •
  lower maintenance since nothing is consumed except small amounts of electricity. If at all necessary, chemicals are added less frequently than existing equipment.

  •
  large flow rate relative to its size, as compared to conventional systems that purport to treat the same flow rates.

        Our belief as to the expected advantages of the EDI technology is based upon our experience with prototypes, pilot production units, products sold by our former licensee, and the more than 1,350 EDI products sold through October 31, 2002. The EDI technology incorporates a number of design improvements to the original EDI patent. We intend to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs and expanding our market reach.

        Development of new technologies for manufacture, such as the EDI technology, is frequently subject to unforeseen expenses, difficulties and complications and in some cases such development cannot be accomplished. In the opinion of management, the EDI technology has demonstrated positive attributes, but any positive attributes must be balanced against our lack of any substantial operating experience, the existence of established companies in the water purification field with greater financial resources, experience and developed products, and unknown technological difficulties. Consequently, no assurances can be given as to if we can continue to successfully market and sell the products discussed above.

        Similar risks will apply to the use of any product which may be developed using the Micro Imaging Technology System and the ion permeable membrane which has been developed and incorporated into the EDI module.

  The Hydro Components Line

        We began sales of light commercial/industrial water and waste water treatment equipment in May 1998. Included in the product line, known as the Hydro Components line of products, are water and wastewater treatment products for light commercial/industrial markets such as optical lens manufacturers; sterile steam samplers for pharmaceutical and biotechnical firms; industrial steam samplers for power plants, pulp and paper mills and refineries; and high-flow deionizers sold through catalog houses for humidification, rinse water, cooling water and small laboratories.

        In November 2000, we sold most of the assets of our Hydro Components product line to Resin Tech, Inc., a New Jersey manufacturer of commercial/industrial water and wastewater treatment systems. The transaction, whereby we received gross proceeds on the sale of $215,000, was recorded during the first quarter of fiscal 2001.

  The Membrane Line

        In February 1998, we acquired the rights to exclusive membrane technology from Hydro Components, Inc. We then began a research project utilizing the acquired technology to develop ion permeable membranes for use with the EDI product. We have successfully developed membranes which allow us to offer more cost-sensitive models of the EDI product to a broader range of users for a wider range of uses. In late 1999, we began sales of the EDI model we call XL, which incorporates these new membranes that are manufactured in-house by the Membrane Division of our EDI subsidiary.

        In addition to the proprietary ion exchange membranes we manufacture in-house for utilization in our EDI products, the EDI membrane division offers a line of solvent-based coated membranes under the product name "Excellion" which are sold to OEM's of stabilizing equipment for electrodeposition automotive and appliance painting. Customers for these membranes generally make cyclical bulk purchases which may be spread over a year or longer. During the year-ended October 31, 2002, we recorded gross revenues of $54,000 on the sale of membranes to one such customer in Luxembourg.

MICRO IMAGING TECHNOLOGY

        In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. This acquisition provides the basis for our proposed development of near "real-time" fluid monitoring systems for water monitoring as well as food processing and clinical applications. This technology and the EDI technology are not intended to be integrated into one product.

        The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had, at inception, two main areas for exploitation:

  •
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

  •
  Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

    The feasibility of the technology had already been confirmed, although never commercialized in this area of application, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted in the 1980's. We believe that the technology for this application may well represent a major opportunity on a worldwide basis for future growth of consumer market products and the currently available instrumentation and methods being developed by us appear to provide a more immediate path to developing the technology for this concept.

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

        The Center for Disease Control and the Environmental Protection Agency have developed a national "surveillance system" to monitor and track the incidences of water borne diseases, including those associated with Cryptosporidium and Giardia contamination. However, this system relies upon standard water sample gathering and analysis and recognition of outbreaks after they occur. The CDC documents an average of 15 to 20 waterborne outbreaks throughout the country each year. Experts speculate, however, that the numbers are much higher since illnesses caused by waterborne diseases are often mistaken for the stomach flu or intestinal disorders. During 1999-2000, the CDC reported 2,068(2) cumulative Cryptosporidiosis cases in the U.S. alone. Cryptosporidiosis was brought to national attention in 1993 in a Milwaukee incident, when more than half of the total population of the city became ill, with more than 4,000 hospitalized and 100 deaths. Particularly susceptible were immunocompromised persons.

(2)
CDC Morbidity and Mortality Weekly Report, Surveillance Summaries, November 22, 2002 / 51 (SS08); 1-28.

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

        The clinical and food processing applications for our MIT System will undergo stringent and lengthy regulatory approval processes, including clinical trials. We anticipate that the MIT System for clinical and food processing applications may be offered for sale, assuming approvals are forthcoming, as soon as 2004. However, no assurances can be given as to when or if we may offer an MIT System for sale.

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

The Market for Water Purification

        Water is essential to life, and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem. The problem remains a global issue today.

        Beyond the need for water which is merely fit for human consumption is the demand for "high purity" water which is usable for purposes other than drinking, such as cleaning or industrial processing. Such water requires the removal of contaminants that interfere with the intended use. In fact, examination of municipal water use reveals that less than one percent of the water is actually used for human consumption, the remainder being used for industry, irrigation, bathing, laundry, etc. Enhanced treatment of water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The three largest users of ultrapure water, wherein the EDI product finds its market, are the power generation, semiconductor and pharmaceutical industries.

        The quality of the world's water supplies continues to deteriorate. Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment. We believe that the industry remains in a major growth cycle and there are about 40 major companies in the world active in supplying high purity-related goods and services with an estimated 13,500 customers in the United States alone.

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

        During the fiscal year ended October 31, 2002, approximately 56% of our sales revenues for EDI products were made to foreign customers, with our third largest customer in Japan, Mihama Corporation, representing approximately 12% of our overall EDI sales. Two of our domestic customers, Ecolochem, headquartered in Virginia, and Aquatech International of Pennsylvania represented approximately 17% and 13%, respectively, of EDI sales during fiscal 2001.

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

Competition

        The EDI technology competes with only three principal competitors: on-site regeneration, service deionization and electrodeionization. U.S. Filter licensed electrodeionization technology from Millipore Corporation in 1989 and continues to work closely with its technical staff. U.S. Filter/Ionpure(1) manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 6 gallons/hour to 100 gallons/minute. Compared to our point-of-use EDI technology, the U.S. Filter equipment is more expensive, but does offer substantial operating cost savings over service or batch deionization. Comparison tests have shown that our EDI technology is also more efficient than the U.S. Filter/Ionpure product, resulting in better performance and a lower operating cost. Ionics, Inc., G. E. Power/Ecell Inc., and Christ, Ltd. also manufacture and market electrodeionization technology. See Part I—"Description of Business—Patents and License Agreements" for information regarding non-exclusive license arrangements we entered into with U.S. Filter (Polymetrics) and G. E. Power/Ecell (Glegg Water Conditioning).

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

Production Methods

        EDI Line—The EDI module is composed of various components. All internal parts are made of engineered thermoplastics, except the membranes, electrodes and electronics. We have previously purchased tooling and molds required for component plastic parts and contract for the production of the plastic parts and electrodes for the EDI product. The membranes utilized in the EDI product were purchased from outside sources until we began manufacturing membranes based on the technology acquired from Hydro Components. No assurances can be given that the membrane that we have developed will prove to be efficient for long term use with the EDI product.

        All final assembly is completed at our Laguna Hills, California manufacturing facility. Production and assembly functions have been designed with the flexibility to produce customized variations of the EDI for specialized usage.

        Membrane Line—Other than ion permeable membranes manufactured in-house and utilized in our EDI product, the membranes offered for sale by our Membrane Division are specially treated by us and, depending on customer needs, are either fabricated in-house or by an outside source.

Warranty

        EDI—We offer a one year limited parts and labor warranty for the EDI module and may, in the future, contract with others to provide warranty service. However, we have not made any arrangements with any persons to provide warranty service and we may not be able to locate competent persons to perform the services at an acceptable price.

        Membrane—We currently offer a 30 day limited warranty on products sold by our Membrane Division.

        We provide for any warranty adjustments as they become known and estimable. We estimate that repairs and replacements for the fiscal year ended October 31, 2002, amounted to approximately 7.7% of cost of goods sold and have accrued for estimated warranty expense in fiscal 2003.

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

Patents and License Agreements

        Some technology used by the EDI technology was covered by U.S. Patent No. 4,465,573, issued to Harry M. O'Hare, Sr., which expired in August 2001. Corresponding foreign patents have been granted on the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and Germany and also expired in May 2002. Improvements in the EDI technology involve upgrades of various components, including ion permeable membranes, front and rear manifolds, and product water and waste water compartments. These improvements increase performance quality and decrease production costs.

        Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with us in 1986. In May 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering the EDI technology to us. The License Agreement granted to us an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the patent and any improvements thereon or under corresponding foreign patents for the life of the patents. We are obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $51.00 for each EDI technology system sold or placed in service by us and our licensees during the life of the patent. The original U.S. patent on the EDI technology expired in August 2001 and corresponding foreign patents expired in May 2002. Royalties of approximately $40,300 have been accrued on products sold through the expiration date of the patents and are currently payable.

        In July 2002, we were granted a U.S. patent on our MIT rapid microbe detection technology. Corresponding foreign patents are pending in Europe, Australia, Mexico and Japan.

        On January 7, 2003, we were granted a U.S. patent on the ion permeable membrane technology acquired from Hydro Components. Corresponding foreign patent applications have also been filed on the membrane technology in Europe, Canada, Israel, Japan, Korea and Taiwan. Because the review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, foreign patents will be issued for any of our pending applications. The existence of a patent may not provide us any meaningful protection because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce patent rights. We do not believe that any of our individual patents is of sufficient importance that its termination or expiration would have a material adverse effect on the Company. Conversely, we believe that our manufacturing know-how and trade secrets may be more significant to our business than trademark or patent protection although we will continue to apply for patents on any inventions or improvements made in the normal course of our business.

        We have not secured a registered trademark or trade name for "EDI", "XL", "Excellion", "Hydro Components", or "Micro Imaging Technology."

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

Research and Development

        During fiscal 2002, we expended $444,958 primarily on our Micro Imaging Technology research program to develop a contaminant detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System and initiated phase two of our research program in 1998. We expect to continue to incur additional research and development costs on this MIT System project through product development. We also conducted minimal research and development on EDI and Membrane related activities focused on reducing production costs.

        During fiscal 2001, we spent $388,651 on similar research and development activities.

Compliance with Environmental Laws

        We do not produce hazardous waste as a consequence of our production activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

        As of October 31, 2002, we employed 21 full-time employees, of which fourteen were engaged in marketing, development, production and design; four in administrative, accounting and clerical functions; and three are engaged in research and development of the Company's proposed MIT System. To implement our business strategies, we have hired and anticipate that we will continue to hire additional employees in fiscal 2003. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

Risks and Uncertainties

Failure to raise additional capital could seriously reduce our ability to compete or harm our ability to continue operations

        From time to time we have experienced and continue to experience working capital shortfalls that slowed the development of the EDI product and our research on the MIT technology. We will be required to raise substantial amounts of new financing, through equity investments, loans or strategic alliances, to carry out our business objectives. There can be no assurance that we will be able to obtain such additional financing on terms that are acceptable to us and at the time we require, or at all. Further, any such financing may cause substantial dilution of the interests of current shareholders. If we are unable to obtain such additional financing, the financial condition and results of operations of the Company will be materially adversely affected. Moreover, our estimates of cash requirements to carry out our current business objectives are based upon certain assumptions, including assumptions as to revenues, net income or loss and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unforeseen costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing, it is unlikely that we will have sufficient cash to continue to conduct operations. We believe that to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock. However, no assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to us.

We have a history of losses which are likely to continue.

        From our inception in 1979 through October 31, 2002, we have accumulated a loss of $26,020,082 and a net stockholders' deficit of $518,727. The accumulated loss is principally due to expenses incurred in the development of the EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent auditors for the fiscal year ended October 31, 2002 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements and in Item 6—"MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        MIT is considered to be a research and development operation. As such, it has no operating income and its prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in the development of a new technology. While laboratory results and other tests have been encouraging, substantial additional development efforts will be required. The development of the Micro Imaging Technology System involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product development, or that our efforts will result in successful product commercialization. There can be no assurance that we will be able to achieve profitable operations.

EDI sales are dependent upon spending cycles and are subject to industry downturns.

        The water purification industry is highly cyclical and is influenced by various factors including interest rate and foreign currency exchange rate fluctuations. Changes in business, political and general economic conditions can cause significant downturns in the industry as was experienced during 2002 in the power generation segment of the industry. Such downturns are marked by diminished product demand and underutilization of production capacity which adversely affect revenues and results of operations. We expect that reduced product demand, production overcapacity and other factors will continue to negatively impact operating results until economic conditions improve both domestically and in the foreign markets we serve.

We could suffer losses and negative public relations if our products contain defects

        Our EDI product is complex and there may be undetected design or manufacturing defects when products are introduced or as new models are released. We have in the past discovered product defects after delivery to customers which have resulted in additional development expenses and warranty costs to repair or replace the products involved. Through 2001, these additional costs have not been material. However, we estimate that warranty expenses during fiscal 2002 increased our cost of sales by approximately 8%. Though we expect revenues to increase in fiscal 2003, we anticipate that warranty costs for the coming year will steadily decline due to corrective measures employed. We have accrued a warranty reserve equal to approximately 8% of 2002 revenues to cover any warranty expenses incurred during 2003. We will evaluate the potential for changes in warranty estimates as experience dictates and use the results of these evaluations to adjust recorded provisions accordingly.

We have limited patent protection

        We own a U.S. patent with respect to the technology used to manufacture our ion permeable membranes for the EDI and we have applied for certain corresponding foreign patents for this technology. We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on certain trade secrets and know-how in the manufacture of our EDI products that are not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

  •
  these agreements will not be breached,

  •
  we would have adequate remedies for any breach, or

  •
  our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

        We also have a U.S. patent on our MIT technology and corresponding foreign patent applications are currently in process. Similar risks will apply to any products developed by MIT and no assurances can be given that any current or future patent applications will be approved in a timely fashion, or at all.

Our competitors are larger and better financed

        There are many firms in the water purification and related industries, substantially all with financial resources, experience and technical staffs larger than ours. Large competitors include U.S. Filter, Ionics and GE Power Systems. Several firms have successfully developed products that meet some, most or all of the needs intended to be met by our EDI products and have established strong market positions in these areas. These competitors may respond vigorously to any threat to their established market shares. In addition, other companies may be developing or planning the development of devices competitive with our current product.

        The microbe identification industry continues to undergo rapid change with intense competition that is expected to increase. There can be no assurance that our competitors have not or will not succeed in developing technologies and products that are more accurate than the Micro Imaging Technology System microbe identification and monitoring method and would, accordingly, render the Micro Imaging Technology System obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us. We will also be competing with respect to sales and marketing capabilities, areas in which we currently have little experience.

Continued technological changes and government regulations could adversely affect our sales

        The technology upon which the EDI water purification product relies may undergo rapid development and change. There can be no assurance that the technology utilized by us will be competitive in light of possible future technological developments. Further, we cannot assure that our technology will not become obsolete or that we will have adequate funds to meet technological changes.

        There can be no assurance that the we will be successful in developing the Micro Imaging Technology System to respond to technological changes or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the Micro Imaging Technology System, or that any new products will adequately satisfy the requirements of prospective customers and achieve market acceptance. If we are unable to develop and introduce new or improved products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

        Requirements of a California law provide that water treatment devices which are sold for residential use be certified by the State Department of Health Services, or approved certification facility, if claims are made that the device will remove or reduce a contaminant for which a primary drinking water standard has been established. We make no such claims with regard to the EDI product. In addition, California law makes it illegal to make any false claims in connection with the sale of any water treatment product. Other states have similar laws.

        If we are required to certify our EDI product due to regulatory changes, the certification process may be lengthy and require detailed laboratory and clinical testing procedures which may be costly and time-consuming. The process of obtaining regulatory approval and ensuring compliance with appropriate statutes and regulations typically requires the expenditure of substantial resources. Any delays or failure on our part to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect our ability to earn product revenue and our results of operations, liquidity and capital resources.

        The Micro Imaging Technology System, when commercialized, will be subject to extensive regulation by numerous governmental authorities and regulatory agencies worldwide prior to introduction of the product. The process of obtaining required regulatory approvals may be lengthy and expensive depending on the jurisdiction. There can be no assurance that we will be able to obtain the necessary approvals to conduct clinical trials for the manufacturing and marketing of products, that all necessary clearances will be granted to us for future products on a timely basis, or at all, or that review or other actions by the regulatory agencies will not involve delays adversely affecting the marketing and sale of our products. In addition, the testing and approval process with respect to certain products which we may develop or seek to introduce may take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that the Micro Imaging Technology System will be cleared for marketing by the regulatory agencies of the countries in which we seek to gain distribution rights. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition or results of operations. Further, future government regulation could prevent or delay regulatory approval of our products.

If we fail to attract and retain key personnel, our ability to compete will be harmed.

        Our future success is highly dependent on our ability to attract, retain and motivate qualified personnel, including technical personnel, executive officers and other key management. The loss or unavailability of services of one or more of our key employees, including Floyd Panning, our chief executive officer, or our inability to attract and retain qualified personnel, could have a material adverse effect on our ability to operate effectively.

Item 2. Properties

        Effective February 2, 1998, we entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office space, manufacturing and warehousing located at 23456 South Pointe Drive, Laguna Hills, California 92653. We formed Electropure Holdings, LLC, a wholly-owned limited liability company and on January 31, 2001 the LLC purchased the property for a total purchase price of $2,454,552. We financed substantially all of the purchase price with a $1,375,000 loan from a real estate mortgage lender and a $1,000,000 private loan from our largest shareholder bearing 8% annual interest. See Item 12—"Certain Relationships and Related Transactions—Anthony M. Frank." The principal balance on the loan from our shareholder was $1,000,000 as of the fiscal year ended October 31, 2002.

        In June 2002, the LLC refinanced the building through a commercial mortgage lender for proceeds of $2 million. The loan is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank. Of the proceeds received, $1,444,224 was utilized to satisfy the balance due on the first mortgage loan and for closing costs associated with the new mortgage. The loan terms provide for no pre-payment penalty, an adjustable interest rate of no less than 7% and no more than 13.5% per annum, adjustable semi-annually, with an initial interest rate of 7%. The loan, which is collateralized by a deed of trust on the building, is amortized over 25 years and is payable in monthly installments subject to the above semi-annual interest rate adjustment, with the balance of $1,437,373 due in full on July 1, 2012. The initial monthly mortgage payment on this loan is $14,135.58.

        As of the fiscal year ended October 31, 2002, we owed the principal amount of $1,991,651 to the commercial mortgage lender on this building, including an $80,000 non-interest bearing deferred disbursement of the loan proceeds. Such proceeds are to be released by the lender once the Company has posted a net profit after tax for four consecutive fiscal quarters and the Company's financial statements are not subject to a going concern qualification by its independent auditors.

        We occupy 20,000 square feet of the above building and sublease approximately 10,000 square feet of this facility to an unaffiliated third party which utilizes the space to warehouse and distribute heating and cooling parts and equipment. We receive $10,000 per month from the sublessee on the current sublease extension through March 2004.

        Management believes that its present facilities are adequate for all of its current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

Item 3. Legal Proceedings

        In September 2001, a former independent contractor filed a complaint with the California Department of Fair Employment and Housing and with the Equal Employment Opportunity Commission claiming discrimination by the Company. We have filed a response to the claim denying any and all allegations of wrongdoing. In August 2002, the claim was withdrawn in exchange for a letter of recommendation from the Company.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2001	First Quarter	1.1875	0.40625
	Second Quarter	0.4375	0.1875
	Third Quarter	0.35	0.21
	Fourth Quarter	0.51	0.35
Fiscal 2002	First Quarter	0.62	0.39
	Second Quarter	0.46	0.38
	Third Quarter	0.40	0.38
	Fourth Quarter	0.36	0.36
Fiscal 2003	First Quarter (through January 20, 2003)	0.29	0.10

        The market for the common stock is sporadic and quoted prices may not represent the true value of the securities.

        As of October 31, 2002 the Company had approximately 760 holders of record of its common stock.

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

        On November 8, 2002, Mr. Frank also purchased 227,273 shares of common stock for net proceeds of $50,000, or $0.22 per share.

        During the twelve months ended October 31, 2002, the Company issued 209,813 shares of common stock to, with fair market values ranging from $0.33 to $0.45 per share, in payment for a total of $80,000 in accrued interest on a $1 million loan made by Anthony M. Frank in January 2001. The shares issued satisfied interest accrued on the loan through September 30, 2002.

        On April 25, 2002, we issued 10,000 shares of common stock in consideration for services rendered by a real estate broker in relation to refinancing the building we purchased in fiscal 2001. The fair market value of the common stock on the date of this issuance was $0.48 per share.

        In March 2002, we issued warrants to purchase 25,000 shares of common stock to one individual for consulting services. The warrants are exercisable at $0.40 per share and expire in April 2007. The fair value of the consulting services is being charged to expense over the life of the contract. A consulting expense of $1,875 relating to these services was recognized as of the year ended October 31, 2002.

        In January 2003, we issued options to purchase a total of 500,000 shares of common stock to two of our key employees for services to be rendered. The options are exercisable at $0.29 per share and expire in January 2013. The options vest in equal annual installments of 125,000 commencing on January 20, 2003.

        All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

        The following table provides information as of October 31, 2002 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 10—"Executive Compensation—Stock Option Plan".

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	585,000		$0.80	415,000
Equity compensation plans not approved by security holders	935,000	(1)	$0.39	—

Total	1,520,000		$0.55	415,000

(1)
Consists of 935,000 options issuable subject to approval by our shareholders of an increase in the authorized number of shares issuable under our existing stock option plan or a new plan to be approved by the shareholders. Excludes 450,000 options issuable at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary.

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

Fiscal Years Ended October 31, 2002 and 2001

        Net sales increased in fiscal 2002 by $85,222 as compared to fiscal 2001, which included $54,669 in revenues from the sale of membrane products to outside customers. Adjusted to reflect the sale of membrane products, net sales of EDI products in fiscal 2002 increased by $45,096 compared to fiscal 2001. This represents a 3% increase in EDI sales over fiscal 2001, compared to the 150% increase we posted in fiscal 2001 compared to fiscal 2000. Though our marketing efforts since 2000, we believe, continue to heighten demand for our EDI products and increase penetration of an expanding ultrapure water market, our sales growth was negatively impacted by an overall downturn in the power generation industry during fiscal 2002, which resulted in delays and cancellations of new generation plants being constructed. If the power generation industry rebounds, we anticipate our sales will increase correspondingly.

        Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods as a percentage of sales increased to 100% in fiscal 2002 from 91% for the prior fiscal period. The increase is primarily attributable to inventory-related charges for warranty repairs and replacements of EDI products.

        Research and development expenses for the fiscal year ended October 31, 2002 increased by $56,307 compared to fiscal 2001 and decreased in fiscal 2001 by $46,199 compared to fiscal 2000. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. We have also continued to conduct research and development activities relating to our ion-exchange membranes, our EDI product, and a power supply for our EDI product. The decrease in research and development expense in fiscal 2001 primarily reflects reduced expense related to the EDI power supply. The increase in fiscal 2002 is primarily attributable to a significant shift in salary classifications for EDI related research and development activities as well as a substantial increase in patent-related expenses for the MIT technology. These increases were partially offset by a significant decrease in the use and expense of consulting services during the year ended October 31, 2002.

        Sales, general and administrative expenses decreased in fiscal 2002 by $252,120 compared to 2001 and increased by $184,206 in fiscal 2001 as compared to 2000. The increase in fiscal 2001 results primarily from the financing expense of issuing warrants as compensation and from the costs for services to develop and file for intellectual property protection. The same expense of issuing warrants in fiscal 2001 represents a significant portion of the decrease reflected in fiscal 2002, in conjunction with a dramatic reduction in consulting expenses. These reductions were partially offset by increases in legal expenses, insurance costs and building depreciation expense.

        Interest income arose from short-term investments and decreased by $3,291 and $3,971 in fiscal 2002 and 2001, respectively. These decreases reflect the continued depletion of available working capital.

        Interest expense for fiscal 2002 and fiscal 2001 increased by $81,079 and $154,148, respectively, compared to the prior comparable periods. The vast majority of interest expense incurred by the Company relates to the January 2001 purchase and financing of our building.

        Components of other income (expense) in fiscal 2002 decreased by $153,844 compared to the prior year period and increased in fiscal 2001 by $247,380 compared to fiscal 2000. We realized sub-lease income of $120,000 and $108,000 in fiscal 2002 and 2001, respectively. In fiscal 2001, we recognized a $161,173 net gain on sale of hydro components assets in November 2000, which is the primary component of the decrease in 2002 and, along with separately accounting for sub-lease income, resulted in the increase in fiscal 2001. The increase in fiscal 2001 was partially offset by a $3,108 loss on the sale of two automobiles to a related party and an approximate $18,000 reduction in revenues for handling charges associated with sales by the hydro components operations in fiscal 2000.

        We recorded the minimum state income tax provision in fiscal 2002 and 2001 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

        At October 31, 2002, we had working capital deficit of $350,253. This represents a working capital decrease of $267,535 compared to that reported at October 31, 2001. The decrease includes a warranty reserve of $108,139, a $168,825 increase in notes payable and a decrease in net inventories and prepaid expenses of $55,694 and $83,038, respectively. The working capital decrease in fiscal 2002 was partially offset by a $60,190 increase in accounts receivable and a $115,987 reduction of current liabilities resulting from lower materials purchases and application of customer deposits on sales orders fulfilled.

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

        Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer. As of October 31, 2002 and 2001, we had accepted firm orders for delivery of unshipped EDI modules valued at $58,000 and $175,000, respectively.

Plan of Operation

        In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to or short term loans from our major shareholder, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through February 2003. Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2002 which raises substantial doubt about our ability to continue as a going concern.

        In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM's) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland. The arrangement also provides that this representative may sell EDI products to both end-users and OEM's located in The Netherlands. The appointment provides that our representative receives a commission on all EDI orders in the stated territories. We have entered into similar business arrangements with two other companies granting distribution and/or sales rights in Japan and India.

        Currently, we are seeking working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MIT research program. This approach is intended to optimize the value of our EDI technology and the MIT System as we discuss licensing and/or joint venture arrangements with potential candidates. The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner and will require the approval of our shareholders if any arrangement involves the sale or encumbrance of our assets.

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

Item 7. Financial Statements and Supplementary Data

        See Item 13(a)

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        Our directors and executive officers are as follows:

Name	Age	Position
William F. Farnam *	81	Director (Chairman)
Randall P. Frank *	40	Director
Randolph S. Heidmann *	51	Director
Arthur Lipper III *	71	Director
Floyd H. Panning *	74	Director, President and Chief Executive Officer
Catherine Patterson	50	Chief Financial Officer and Secretary

*
All directors currently serve as members of the Audit Committee, with Mr. Lipper as the Chairman of the Committee.

        William F. Farnam, 81, was named to the Board of Directors on August 5, 1997. Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Los Angeles Forum for sports entrepreneur Jack Kent Cooke. He served the City of Inglewood, California for 20 years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982. Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California. He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired. Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

        Randall P. Frank, 40, joined the Board of Directors on October 25, 1997. Mr. Frank is the son of Anthony M. Frank, who is the former Postmaster General of the United States and is a substantial shareholder. Between 1992 and 1995, Randall Frank worked in sales and marketing for Sonnet Systems, a Northern California firm which offers computerized currency exchange services. He has been engaged since 1995 as an insurance underwriter with Five Star Managers, LLC in San Francisco, California, an insurance firm whose primary business is underwriting trustees for union and corporate employee benefit plans. Mr. Frank received a B.A. degree from the University of California at Berkeley and a Masters degree in International Management from the American Graduate School of International Management, also known as Thunderbird.

        Randolph S. Heidmann, 51, was employed by us between September 1990 and November 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which we planned to engineer into our product line. He was named to the Board of Directors in September 1991. Prior to joining us, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products. He has participated in the development of a variety of consumer electronics products and custom production test equipment. Between 1991 and June 1999, Mr. Heidmann served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California. Currently, Mr. Heidmann provides independent electrical engineering consulting services. He holds a BS degree in Physics from the University of California at Davis.

        Arthur Lipper III, 71, has provided financial and management consulting services to us since May 1998 and was elected to the Company's Board of Directors in June 1999. Mr. Lipper is an internationally known investment banker, financier and management consultant. He has been Chairman and Chief Executive Officer of British Far East Holdings Ltd. since August 1989 and President and CEO of Communications Management Associates since January 1994. These are privately owned companies which provide and arrange financing and offer financial and management advisory services. Mr. Lipper has been affiliated with the international financial community since 1954 and currently serves as a director or advisor to a number of publicly traded and privately owned companies.

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

        Floyd H. Panning, 74, joined the Board of Directors and was engaged by us as President and Chief Executive Officer in August 1997. Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with us to manufacture and market the EDI technology. He has been the president of EDI Components, a former licensee, since 1992. Prior to forming EDI Components, Mr. Panning had founded two million-dollar revenue producing businesses that were sold in 1982. In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers. In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products. As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

        Catherine Patterson, 50, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

        Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director. See "MANAGEMENT—Employment Agreement." Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

        Michael Snow, 45, a Ph.D. in Chemical Engineering, is General Manager of Electropure EDI, Inc., a wholly owned subsidiary. Dr. Snow has nine years experience in water purification industries and fourteen years experience in product development and marketing of consumer, environmental, and membrane separation devices. Dr. Snow has an extensive background in manufacturing and quality control as well as budget and profit and loss responsibility. Prior to joining Electropure in

October 1998, he was Vice President of Research and Development for Desalination Systems, Inc. from February 1992 to November 1995 where he was responsible for new product development and manufacturing processes. From November 1995 to August 1998, Dr. Snow served as General Manager of the Membrane Division of Osmonics/Desal where he was responsible for overall operations and key customer sales for its $10 million annual membrane production operation. He received his Bachelor of Science degree in Engineering from U.C.L.A., and his Master of Science and Ph.D. degrees in Chemical Engineering from M.I.T.

        David Haavig, 48, a Ph.D. in Physics, joined Electropure in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended October 31, 2002, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis.

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

        The following table sets forth summary information regarding compensation paid for the years ended October 31, 2002, 2001, and 2000 to the officers of the Company.

		Annual Compensation				Long Term Compensation
Name	Position	Year	Salary ($)(1)		Other Compensation ($)(2)	Awards Options (#)
Floyd Panning	President and Chief Executive Officer	2002 2001 2000	$ $ $	120,092 114,373 108,927	— — —	— 335,000 —	(3)
Catherine Patterson	Secretary and Chief Financial Officer	2002 2001 2000	$ $ $	72,000 72,000 69,000	— — —	— 125,000 —	(4)

(1)
"Employment Agreement."

(2)
We are not required to report the value of personal benefits unless the aggregate dollar value for 2002 was at least 10 percent of the executive officer's salary and bonus or $50,000.

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

(4)
On January 11, 2001, we granted Ms. Patterson options to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The options vest in increments of 10,000 per year beginning on the grant date and expire in January 2006. In May 2001, an additional options to purchase 75,000 shares of common stock were issued at an exercise price of $0.30 per share. Such options expire in May 2006 and vest in 15,000 annual increments commencing on the date of grant.

Compensation Committee Interlocks and Insider Participation

        Compensation of executive officers is determined by the Board of Directors. In connection with the License Termination Agreement with EDI Components, the Board of Directors negotiated Mr. Floyd Panning's Employment Agreement as President and Chief Executive Officer of Electropure.

Employment Agreement

        Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer. The Agreement provided that Mr. Panning can extend the term for a period of two years, which provision he exercised in August 2002. The agreement provides Mr. Panning with five weeks' vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us. Pursuant to the terms of the agreement, Mr. Panning also received warrants to purchase 125,000 shares of our common stock at

$0.28125 per share. The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement. The agreement also provides for the following:

  •
  A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing. Each year thereafter, the base salary automatically increases by an amount equal to five percent. Mr. Panning's base salary is currently $10,210 per month.

  •
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

  •
  Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Board of Directors during the term of his employment. Mr. Panning has been named to the Board of Directors as his nominee.

  •
  Any termination by us of Mr. Panning's employment without cause, shall automatically accelerate the issuance of additional shares due EDI's investors under the License Termination Agreement at the then fair market value if Mr. Panning's successor has not been approved by simple majority vote of EDI Components' investors, excluding Mr. Panning.

Compensation of Directors

        In August 1997, we authorized an annual issuance of ten-year options to purchase up to 10,000 shares of our common stock to each Director for service to the Company at a 25% discount from the fair market value of the common stock as of the date of grant. In accordance with this resolution, each Board member has received ten-year options to purchase up to 10,000 shares of our common stock in each of fiscal 1998, 1999, 2000 and 2001 at exercise prices of $1.375, $0.9375, $0.78125 and $0.30 per share, respectively. The grant of such options due in fiscal 2002 have been postponed until the matter of increasing the available shares under the Company's 1999 Stock Option Plan has been voted upon by the shareholders.

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

        The following table provides information about option exercises during the fiscal year ended October 31, 2002 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of Electropure common stock on October 31, 2002.

			Number of Securities Underlying Unexercised Options Held at October 31, 2002		Value of Unexercised In-the-Money Options at October 31, 2002
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Communications Management(1)	—	—	205,000	—	—	—
William F. Farnam	—	—	50,000	—	—	—
Randall P. Frank	—	—	60,000	—	—	—
Randolph S. Heidmann	—	—	50,000	—	—	—
Floyd H. Panning	—	—	645,000	115,000	—	—
Catherine A. Patterson	—	—	220,000	65,000	—	—

			1,230,000	180,000	—	—

(1)
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

Name	Relationship to the Company	No. of Options Issuable
Floyd H. Panning	Director, President and Chief Executive Officer	250,000	(1)
William F. Farnam	Director	50,000	(1)
Randall P. Frank	Director	50,000	(1)
Randolph S. Heidmann	Director	50,000	(1)(2)
Communications Management Associates	Director	50,000	(1)(3)

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

        The following table sets forth information as of January 20, 2003 with respect to the common stock, Class B common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)(2)	% of Class	Class B Common Stock	% of Class	Series C Preferred Stock(3)	% of Class	Series D Preferred Stock(4)	% of Class	Convertible Preferred Stock(5)	% of Class	% of Voting Power(6)
William F. Farnam	146,918	*	—	—	—	—	—	—	—	—	*
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	6,983,526	39.2%	—	—	250,000	100%	250,000	100%	—	—	33.1%
Randall P. Frank (8)	808,898	4.5%	—	—	—	—	—	—	—	—	3.8%
Randolph S. Heidmann	50,000	*	—	—	—	—	—	—	—	—	*
Arthur Lipper III(7)	—	—	—	—	—	—	—	—	—	—	—
Harry M. O'Hare, Sr. 2035 Huntington Dr. #1 S. Pasadena, CA 91030	2,500	*	83,983	100%	—	—	—	—	931,629	35.8%	7.6%
Floyd H. Panning 23456 South Pointe Drive Laguna Hills, CA 92653	1,181,792	6.6%	—	—	—	—	—	—	7,500	*	5.6%
Catherine Patterson	335,112	1.9%	—	—	—	—	—	—	2,906	*	1.6%
All officers and directors as a group (6 persons)	2,522,720	14.1%	—	—	—	—	—	—	10,406	*	12.0%

*
Less than 1%

**
Includes address of five percent or more shareholders of any class.

(1)
Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share. If these shares of common stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 2,522,720 shares (14.4%) of common stock, respectively.

(2)
Includes currently exercisable warrants or options to purchase an aggregate of 1,230,000 shares of common stock held by the officers and directors referred to in the above table. See also Item 10—"Executive Compensation—Stock Option Plan." Also includes currently exercisable warrants to purchase an aggregate of 1,152,603 shares of common stock held by Anthony M. Frank.

(3)
The Series C Convertible Preferred Stock is convertible into common stock, at the rate of four shares of common stock for each preferred share converted at the option of the holder.

(4)
The Series D Convertible Preferred Stock is convertible into common stock, at the rate of two shares of common stock for each preferred share converted at the option of the holder.

(5)
The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share as of the fiscal year ended October 31, 1999. See Part II—Item 5—"Market for Registrant's Common Equity and Related Stockholder Matters."

(6)
Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share; Class B common stock, which carries eight votes per share; and Series C and Series D Convertible Preferred Stock, which have no voting rights.

(7)
Excludes warrants to purchase 175,000 shares of common stock at $1.06 per share, expiring on May 14, 2006; 10,000 options to purchase common stock at $0.9375 per share, expiring on August 13, 2009; 10,000 options to purchase common stock at $0.78125 per share, expiring on August 14, 2010; and 10,000 options to purchase common stock at $0.30 per share, expiring on August 14, 2011, all of which are beneficially owned by Communications Management Associates for which Arthur Lipper III disclaims beneficial ownership. Arthur Lipper III is an executive officer of Communications Management Associates and has control over the disposition of the options. Also excludes 450,000 options issuable under the 1999 Stock Option Plan which may be issued upon shareholder approval to increase the number of options available under the Plan. Also excludes 60,000 shares of common stock issued to Communications Management for services rendered in June 2001. See Item 5—"Market for Registrant's Common Equity and Related Stockholder Matters" and Item 10—"Executive Compensation—Stock Option Plan."

(8)
Mr. Randall Frank is the son of Anthony M. Frank. See "MANAGEMENT—Directors and Executive Officers."

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

  •
  the shares will not participate in dividends, other than stock dividends;

  •
  the shares will not participate in any distribution of assets in the event of liquidation; and

  •
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

        In October 1998, we agreed to seek the approval of our shareholders to enter into an agreement with Mr. O'Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions. If approved, the agreement would provide for the transfer of all our securities held by Mr. O'Hare's to the creditors, including us, in exchange for monthly payments of $1,000 and extinguishment of debt owed by Mr. O'Hare. Although our shareholders approved the agreement at the Annual Meeting of Shareholders held on June 26, 1999, the Commissioner essentially indicated its intent to deny the petition under the current conditions. The interested parties are currently in the process of preparing a petition to the Commissioner for transfer of the shares as originally agreed, leaving the legend conditions in place.

Item 12. Certain Relationships and Related Transactions.

Mr. Anthony M. Frank

        In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy. Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004. In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan. The interest rate, maturity date and payment terms remain the same. Mr. Frank has converted interest accrued on this loan into common stock as outlined in the table below.

CONVERSION DATE	DATE INTEREST ACCRUED THROUGH	OF NO. SHARES ISSUED	FAIR MARKET VALUE PER SHARE	TOTAL INTEREST CONVERTED
10/23/01	09/30/01	161,270	$0.35	$56,444
01/02/02	12/31/01	47,619	$0.42	$20,000
04/03/02	03/31/02	44,445	$0.45	$20,000
07/05/02	06/30/02	57,143	$0.35	$20,000
10/21/02	09/30/02	60,606	$0.33	$20,000

		371,083		$136,444

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

        On March 15, 2002, we issued 300,000 shares of common stock and 50,000 three-year warrants to purchase 50,000 shares of common stock to Mr. Frank in a private placement offering for total proceeds of $150,000. The warrants are exercisable at $0.50 per share and expire on March 15, 2005.

        On May 3, 2002, Mr. Frank loaned Electropure $150,000 at 8% annual interest. The Agreement, as amended, provides for repayment of principal and interest on or before July 3, 2003. Mr. Frank has the option to convert such loan to common stock at fair market value prior to repayment.

        On November 8, 2002, Mr. Frank purchased 227,273 shares of common stock for net proceeds of $50,000, or $0.22 per share.

        Between December 2, 2002 and January 10, 2003, Mr. Frank loaned the Company a total of $250,000. The terms on said loans have not yet been negotiated but will likely carry short term maturity dates and include an option by Mr. Frank to convert the loans into equity.

Mr. Randolph S. Heidmann

        Between August 1998 and October 31, 2001, we paid Mr. Heidmann a total of $78,000 under an arrangement to develop exclusive technology for a power supply designed for use with the EDI water treatment product. The parties abandoned this project in 2002.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
Financial Statements

    Independent Auditors' Reports

    Balance Sheet as of October 31, 2002

    Statements of Operations for the years ended October 31, 2002 and 2001

    Statements of Shareholders' Equity for the years ended October 31, 2002 and 2001

    Statements of Cash Flows for the years ended October 31, 2002 and 2001

    Notes to Financial Statements

(b)
Reports on Form 8-K

  A report on Form 8-K and Amendment No. One thereto, was filed for August 6, 2001 to report a change in the Registrant's independent public accountants, together with the August 7, 2001 letter from Kelly & Company as an exhibit thereto.

  A report on Form 8-K was filed on December 13, 2002 providing Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)
Exhibits

3.1	Articles of Incorporation of the Registrant, as amended.(3)
3.2	By-Laws of the Registrant, as amended.(1)
10.10.AA	Warrants for 250,000 shares (Warrant No. A-3128) issued to Anthony M. Frank on 01/11/01(10)
10.10.AB	8% Three-Year Convertible Term Note issued to Anthony M. Frank on 01/17/01(10)
10.10.AC	Stock Conversion Agreement with Anthony M. Frank—01/17/01(10)
10.10.AD	Stock Purchase Agreement with Anthony M. Frank—01/17/01(10)
10.10.AE	Stock Purchase Agreement with Anthony M. Frank on 08/28/01(11)
10.10.AF	Debt Conversion Agreement with Anthony M. Frank—10/23/01(13)
10.10.AG	Stock Purchase Agreement with Anthony M. Frank—11/01/01(13)
10.10.AH	Debt Conversion Agreement with Anthony M. Frank—01/02/02(13)
10.10.AI	Stock Purchase Agreement with Anthony M. Frank—01/02/02(13)
10.10.AJ	Stock Purchase Agreement with Anthony M. Frank—01/15/02(13)
10.10.AK	Stock Purchase Agreement with Anthony M. Frank—03/15/02(14)
10.10.AL	Debt Conversion Agreement with Anthony M. Frank—04/03/02(14)
10.10.AM	Debt Conversion Agreement with Anthony M. Frank—07/05/02(15)
10.10.AN	Amendment to 8% Sixty-Day Term Note- A. M. Frank—05/03/02(15)

10.10.AO	Debt Conversion Agreement with Anthony M. Frank Keogh—10/21/02(16)
10.10.AP	Debt Conversion Agreement with Anthony M. Frank Pension—10/21/02(16)
10.10.AQ	Stock Purchase Agreement with Anthony M. Frank—11/08/02(17)
10.11	Consulting Agreement with Communications Management Associates dated 06/01/01(13)
10.12	1999 Stock Option Plan(12)
10.19	Form of Indemnity Agreement with each current Officer and Director.(2)
10.47.8	License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97).(6)
10.47.9	Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97).(6)
10.48	Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994.(4)
10.48.1	Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997.(5)
10.52	Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997.(7)
10.53	Assignment Agreement with Hydro Components, Inc. dated February 17, 1998.(8)
10.54	Asset Purchase Agreement with Resin Tech, Inc. dated November 2, 2000.(13)
21.1	Subsidiaries of Electropure, Inc.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed on December 15, 1986 in connection with Registration Statement of Registrant on Form S-1, File No. 33-10669.

(2)
Incorporated by reference to Exhibit "B" to Registrant's Definitive Proxy Statement, dated April 20, 1988, for the Annual Meeting held May 18, 1988, as filed on May 4, 1988.

(3)
Previously filed on February 28, 1989 in connection with Registrant's Form 10-K for the fiscal year ended October 31, 1988.

(4)
Previously filed on October 11, 1995 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1994.

(5)
Previously filed on July 16, 1997 in connection with Registrant's Form 10-KSB for the fiscal year ended October 31, 1996.

(6)
Previously filed on September 11, 1997 in connection with Registrant's Form 10-QSB for the fiscal quarter ended July 31, 1997.

(7)
Previously filed on November 14, 1997 in connection with Schedule 13-D filed by Wyatt Technology Corporation.

(8)
Previously filed on March 5, 1998 in connection with Registrant's Form 10-QSB for the fiscal quarter ended January 31, 1998.

(9)
Previously filed on March 15, 2000 in connection with Amendment No. 8 to Schedule 13D filed on behalf of Anthony M. Frank.

(10)
Previously filed on February 13, 2001 in connection with Amendment No. 10 to Schedule 13D filed on behalf of Anthony M. Frank.

(11)
Previously filed on September 4, 2001 in connection with Amendment No. 11 to Schedule 13D filed on behalf of Anthony M. Frank.

(12)
Previously filed on May 24, 1999 in connection with Registrant's Definitive Proxy Statement, dated May 26, 1999, for the Annual Meeting held June 26, 1999.

(13)
Previously filed in connection with Form 10-KSB for the fiscal year ended October 31, 2001.

(14)
Previously filed in connection with Amendment No. 14 to Schedule 13D filed on April 15, 2002 on behalf of Anthony M. Frank.

(15)
Previously filed in connection with Amendment No. 15 to Schedule 13D filed on August 15, 2002 on behalf of Anthony M. Frank.

(16)
Previously filed in connection with Amendment No. 16 to Schedule 13D filed on October 23, 2002 on behalf of Anthony M. Frank.

(17)
Previously filed in connection with Amendment No. 17 to Schedule 13D filed on November 12, 2002 on behalf of Anthony M. Frank.

Item 14. Controls and Procedures.

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms..

(b)
In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: January 20, 2003
ELECTROPURE, INC.
	BY	/s/ CATHERINE PATTERSON CATHERINE PATTERSON Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/s/ WILLIAM F. FARNAM WILLIAM F. FARNAM	Director	January 20, 2003
/s/ RANDALL P. FRANK RANDALL P. FRANK	Director	January 20, 2003
/s/ RANDOLPH S. HEIDMANN RANDOLPH S. HEIDMANN	Director	January 20, 2003
/s/ ARTHUR LIPPER III ARTHUR LIPPER III	Director	January 20, 2003
/s/ FLOYD H. PANNING FLOYD H. PANNING	Chief Executive Officer and Director	January 20, 2003
/s/ CATHERINE PATTERSON CATHERINE PATTERSON	Chief Financial Officer (Principal Financial and Accounting Officer)	January 20, 2003

CERTIFICATIONS

I, Floyd H. Panning, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Electropure, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 20, 2003	/s/ FLOYD H. PANNING Floyd H. Panning Chief Executive Officer

I, Catherine Patterson, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Electropure, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

          d)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          c)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          d)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 20, 2003	/s/ CATHERINE PATTERSON Catherine Patterson Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Electropure, Inc. and Subsidiaries
Laguna Hills, California

        We have audited the accompanying consolidated balance sheet of Electropure, Inc. and Subsidiaries as of October 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. and Subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the years ended October 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and as of October 31, 2002 has an accumulated deficit of $26,020,082, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California

December 20, 2002

Electropure, Inc.

Consolidated Balance Sheet

October 31, 2002

ASSETS

2002
Current assets:
Cash	$21,053
Trade accounts receivable	100,686
Inventories	154,990
Prepaid legal fees	46,250
Other prepaid expenses	17,458

Total current assets	340,437
Property, plant and equipment, net	2,681,017
Other assets	52,762
Acquired technology, net of accumulated amortization	11,945

Total assets	$3,086,161

Current liabilities:
Current portion of obligations under capital leases	$10,459
Current portion of notes payable to bank	35,296
Current portion of notes payable to shareholder	150,000
Trade accounts payable	147,683
Accrued payroll	143,668
Other accrued liabilities	169,239
Customer deposits	34,345

Total current liabilities	690,690
Obligations under capital leases, net of current portion	11,843
Note payable to bank, net of current portion	1,876,355
Note payable to shareholder	1,000,000

Total liabilities	3,578,888

Commitments and contingencies	—
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2002.	26,000

Shareholders' equity (deficit):
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2002; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2002; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,354,044 shares issued and outstanding at October 31, 2002.	113,540
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at October 31, 2002	840
Additional paid-in capital	24,919,104
Notes receivable on common stock	(32,129)
Accumulated deficit	(26,020,082)

Total shareholders' deficit	(518,727)

Total liabilities and shareholders' deficit	$3,086,161

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2002

	2002	2001
Net sales	$1,412,786	$1,327,564
Cost of sales	1,407,369	1,211,674

Gross profit	5,417	115,890

Operating costs and expenses:
Research and development	444,958	388,651
Sales, general and administrative	1,103,397	1,355,517

Total operating expenses	1,548,355	1,744,168

Loss from operations	(1,542,938)	(1,628,278)

Other income (expense):
Interest income	2,427	5,718
Interest expense	(243,381)	(162,302)
Gain on disposition of assets	—	158,065
Sublease income	120,000	108,000
Other income (expense), net	(21,554)	(13,775)

Other income (expense), net	(142,508)	95,706

Loss before provision for income taxes	(1,685,446)	(1,532,572)
Provision for income tax	(1,600)	(1,600)

Net loss	$(1,687,046)	$(1,534,172)

Net loss per share, basic and diluted	$(0.15)	$(0.16)

Shares used in computing basic and diluted net loss per share	10,971,522	9,460,230

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

For Each of the Two Years in the Period Ended October 31, 2002

	Series B Convertible Preferred Shares	Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Prepaid Expense Paid in Common Stock	Note Receivable Common Stock	Accumulated Deficit	Total
Balance, October 31, 2000	1,000,000	—	—	9,377,341	83,983	$1,000,000	$—	$—	$93,773	$840	$22,709,444	$—	$(35,900)	$(22,798,864)	$969,293
Issuance of Series C convertible prefered shares in exchange for Series B convertible preferred shares	(1,000,000)	250,000	—	—	—	(1,000,000)	250,000		—	—	750,000		—	—	—
Class D convertible preferred shares issued in private placement to related party	—	—	250,000	—	—	—		250,000	—	—	250,000			—	500,000
Common shares issued in a private placement	—	—	—	333,334	—	—	—	—	3,333	—	96,667		—	—	100,000
Common shares issued for convertible debt	—	—	—	161,270	—	—	—	—	1,613	—	54,831		—	—	56,444
Common shares issued for consulting services	—	—	—	60,000	—	—	—	—	600	—	26,000	(17,850)	—	—	8,750
Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	199,529		—	—	199,529
Warrants granted to majority shareholder as bonus	—	—	—	—	—	—	—	—	—	—	117,500		—	—	117,500
Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	—	—		(1,775)	—	(1,775)
Write-off to note receivable and accrued interest on exercise of warrants for common stock surrendered	—	—	—	(12,000)	—	—	—	—	(120)	—	(5,880)		6,918	—	918
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,534,172)	(1,534,172)

Balance, October 31, 2001	—	250,000	250,000	9,919,945	83,983	$—	$250,000	$250,000	$99,199	$840	$24,198,091	$(17,850)	$(30,757)	$(24,333,036)	$416,487

	Series B Convertible Preferred Shares	Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Prepaid Expense Paid in Common Stock	Note Receivable Common Stock	Accumulated Deficit	Total
Balance, October 31, 2001	—	250,000	250,000	9,919,945	83,983	$—	$250,000	$250,000	$99,199	$840	$24,198,091	$(17,850)	$(30,757)	$(24,333,036)	$416,487
Common shares issued in a private placement	—	—	—	1,214,286	—	—	—	—	12,143	—	537,857		—	—	550,000
Common shares issued for convertible debt	—	—	—	209,813	—	—	—	—	2,098	—	77,902		—	—	80,000
Common shares issued for consulting services	—	—	—	10,000	—	—	—	—	100	—	4,700		—	—	4,800
Consulting services received for prepaid common stock	—	—	—	—	—	—	—	—	—	—	—	17,850	—	—	17,850
Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	100,554		—	—	100,554
Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	—	—		(1,372)	—	(1,372)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,687,046)	(1,687,046)

Balance, October 31, 2002	—	250,000	250,000	11,354,044	83,983	$—	$250,000	$250,000	$113,540	$840	$24,919,104	$—	$(32,129)	$(26,020,082)	$(518,727)

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2002

	2002	2001
Cash flows from operating activities:
Net loss	$(1,687,046)	$(1,534,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195,899	168,471
Amortization	40,000	40,000
Gain on disposition of assets	—	(158,065)
Issuance of shares for services	22,650	8,750
Issuance of options and warrants for services	100,554	199,529
Issuance of warrants to majority shareholder as compensation	—	117,500
Interest paid with common stock	80,000	56,444
Interest on notes receivable for common stock	(1,372)	(1,775)
Write off of accrued interest on notes receivable for common stock surrendered	—	918
(Increase) decrease in assets:
Restricted cash	—	15,000
Trade accounts receivable	(60,190)	42,826
Prepaid legal and other expenses	83,038	(50,139)
Inventories	55,694	(37,899)
Other assets	(52,762)	—
Increase (decrease) in liabilities:
Trade accounts payable	(49,432)	91,602
Customer deposits	(66,555)	100,900
Accrued payroll and other liabilities	112,248	31,290

Net cash used in operating activities	(1,227,274)	(908,820)

Cash flows from investing activities
Purchase of property, plant and equipment	(31,750)	(2,409,058)
Proceeds from asset disposition	—	231,750

Net cash used in investing activities	(31,750)	(2,177,308)

Cash flows from financing activities:
Principal payments on notes payable	(1,463,599)	(26,114)
Proceeds from the issuance of notes payable	2,000,000	1,375,000
Proceeds from issuance of common stock	550,000	100,000
Proceeds from issuance of Series D preferred stock	—	500,000
Proceeds from issuance of note payable to a related party	150,000	1,000,000

Net cash provided by financing activities	1,236,401	2,948,886

Net increase (decrease) in cash	(22,623)	(137,242)
Cash at beginning of period	43,676	180,918

Cash at end of period	$21,053	$43,676

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	2002	2001
Interest paid	$159,976	$99,191
Income taxes paid	$1,600	$1,600

Supplemental Schedule of Non-Cash Investing and Financing Activities

	2002	2001
Acquisition of equipment with note	—	$27,966
Cancellation of note receivable for surrender of shares	—	$6,000

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

2. Basis of Presentation

        The Company incurred net losses of $1,687,046 and $1,534,172 in fiscal years October 31, 2002 and 2001, respectively. At October 31, 2002 the Company had an accumulated deficit of $26,020,082 and is in default under the redemption provisions of its redeemable preferred stock (Note 10). Despite negative cash flows from operations of $1,227,274 and $908,820 in the years ended October 31, 2002 and 2001, respectively, the Company has been able to secure additional operating capital through private equity funding from an individual who is a related party and the largest shareholder. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company's securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations. The Company's ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations. The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Electropure EDI, Inc. ("EDI"), Micro Imaging Technology ("MIT") and Electropure Holdings, LLC ("LLC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2002, there were no cash equivalents outstanding.

Impairment of Long-Lived Assets

        The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 2002 and 2001.

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

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense for the years ended October 31, 2002 and 2001 was $12,586 and $10,061, respectively.

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

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

    Cash and equivalents, trade accounts receivable, notes receivable, trade accounts payable, current portion of notes payable and capital leases, and certain other current liability amounts reported in the balance sheet approximate fair value due to the short term maturities of these instruments.

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

Loss Per Share

        Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Common stock equivalents of 6,820,582 and 7,612,556 as of October 31, 2002 and 2001, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

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

        In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective on November 1, 2002, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

        In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of this statement has had a material effect on its financial position, results of operations, or cash flows.

4. Inventories

        At October 31, 2002 inventories consisted of the following:

Raw materials	$95,875
Work in process	9,520
Finished goods	49,595

Inventories	$154,990

5. Properties and Equipment

        At October 31, 2002, property, plant and equipment consisted of the following:

Machinery and equipment	$591,877
Automobiles	6,500
Furniture and fixtures	120,796
Building	1,396,555
Land	1,057,997

3,173,725
Less: accumulated depreciation	(492,708)

Total property and equipment, net	$2,681,017

        Depreciation expense for the years ended October 31, 2002 and 2001 was $195,899 and $168,471, respectively.

        In January 2001, the Company purchased the land and a 30,201 square foot building located at 23456 South Pointe Drive, Laguna Hills, California for $2,454,552. The Company currently conducts its operations in approximately 20,000 square feet of the building and subleases the remaining portion to an unaffiliated third party.

6. Acquired Technology

        At October 31, 2002, acquired technology consisted of the following:

Ion exchange membrane technology	$200,000
Less: accumulated amortization	(188,055)

Acquired technology, net	$11,945

        Amortization expense for each of the years ended October 31, 2002 and 2001 was $40,000.

        The Company's U.S. patent, granted in 1984 on certain electrodeionization water treatment technology, expired in August 2001. Foreign patents relating to this technology also expired in May 2002.

        In July 2002, the Company's Micro Imaging Technology subsidiary was granted a U.S. Patent for its laser-based technology that detects and identifies microbes. Foreign patent applications on this technology are currently pending.

        In January 2003, the Company was granted a U.S. patent on the ion permeable membrane technology it acquired from Hydro Components in 1998 and corresponding foreign patent applications are currently pending.

7. Capital Lease Obligations

        The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and furniture and fixtures and was $59,148 at October 31, 2002 and 2001. Accumulated amortization of the leased equipment at October 31, 2002 and 2001 was $28,232 and $16,051, respectively. Amortization of the leased property is included in depreciation expense.

        The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 2002 are as follows:

2003	$12,862
2004	10,884
2005	1,980

Total minimum lease payments	25,726
Less: amount representing interest	(3,424)

Present value of net minimum lease payments	22,302
Less: current maturities	(10,459)

Long-term capital lease obligation	$11,843

8. Notes Payable

        At October 31, 2002, notes payable consisted of the following:

Note payable to a bank, collateralized by a deed of trust on the building, with variable interest currently at 7.00% per annum, payable in monthly installments currently of $14,136 through June, 2012, with balance due on July 1, 2012.	$1,911,651
Unsecured note payable to major shareholder, with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2004.	1,000,000

Unsecured note payable to major shareholder, with principal and interest at 8% per annum due in full on July 3, 2003.	150,000

3,061,651
Less current maturities	(185,296)

Long term portion of notes payable	$2,876,355

        Aggregate maturities required on notes payable and long-term debt at October 31, 2002 are due in future years as follows:

2003	$185,296
2004	1,035,932
2005	36,190
2006	36,841
After 2006	1,767,392

$3,061,651

9. Income Taxes

        At October 31, 2002 and 2001, the components of the income tax expense are as follows:

	2002	2001
Current tax expense:
Federal	—	—
State	$1,600	$1,600

	1,600	1,600

Deferred tax expense:
Federal	—	—
State	—	—
	—	—

Total provision	$1,600	$1,600

        Significant components of the Company's net deferred income tax assets/(liabilities) at October 31, 2002 were as follows:

Current deferred tax assets:
Accrued vacation	$17,238
Deferred payroll	379,838
Accrued warranty	43,077
Other	9,483

Total current deferred tax assets	449,636
Valuation allowance	(449,636)

Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$6,645,870
Other credit carryforward	189,268
Depreciation and amortization	96,529

Total noncurrent deferred tax assets	6,931,667
Valuation allowance	(6,931,667)

Net deferred noncurrent tax assets	$—

Total deferred tax assets	$—

        The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2002 was an increase of $473,709.

        Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2002	2001
Tax expense/(benefit) at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	0.1	0.1
Permanent differences	(0.1)	(0.1)
Change in beginning balance of valuation allowance	33.9	33.9

Effective income tax rate	0.1%	0.1%

        The Company has federal and state net operating loss carryforwards of $18,119,674 and $5,488,476, respectively. The federal and state net operating loss carryforwards will begin to expire in 2002, respectively. The Company also has federal and state research and development tax credits of $124,370 and $64,898, respectively. The federal tax credits will begin to expire in 2013.

10. Shareholders' Equity (Deficit)

Common Stock

        In November 2001, a private placement offering to the major shareholder resulted in the issuance of 200,000 shares of common stock and detachable warrants to purchase 50,000 shares of common stock at an exercise price of $0.51 per share. The Company received net proceeds of $100,000 in connection with this private placement.

        In January 2002, an additional 714,286 shares of common stock and detachable warrants to purchase 100,000 shares of common stock were sold in a private offering to the major shareholder. The Company realized net proceeds of $300,000 on the sale. The warrants issued are exercisable at $0.42 per share and expire in January 2005.

        On March 15, 2002, the Company sold 300,000 shares of common stock and detachable warrants to purchase 50,000 shares of common stock to the same major shareholder for proceeds of $150,000. The warrants are exercisable at $0.50 per share and expire in March 2005.

        In the year ended October 31, 2002, the Company issued 10,000 shares of common stock to a real estate agent for services rendered. The value of the services involved, $4,800, has been expensed and added to common stock and additional paid-in capital.

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

        During the year ended October 31, 2002, the Company exchanged an additional 209,813 shares of common stock, at conversion rates ranging from $0.33 to $0.45 per share, for interest accrued on the loan through September 30, 2002 in the total amount of $80,000.

        In the year ended October 31, 2001, the Company issued 60,000 shares of common stock, valued at $26,000, to Communications Management Associates in partial payment for consulting services to be rendered. The shares vested in increments of 5,000 shares per month and the value of the services involved in the transaction was expensed over the one year term of the agreement. Arthur Lipper, III, a member of the Company's Board of Directors and Chairman of its Audit Committee, is the president of Communications Management Associates and the primary contact for the consulting services being provided.

        In August 2001, a private placement offering resulted in the issuance of 333,334 shares of common stock, at $0.30 per share, to the major shareholder and the Company received net proceeds of $100,000.

        In June 2001, the Company cancelled a note receivable from a former director for the issuance of 12,000 shares of common stock resulting from the exercise of warrants in July 1998. The note receivable was collateralized by the shares which were surrendered when the note was cancelled. Accordingly, the note was offset against common stock and additional paid-in capital and the related accrued interest of $918 was charged to expense as of October 31, 2001.

        In August 1997, the Company allowed a current officer and director to exercise warrants held by him in exchange for a note receivable at a fixed interest rate of 5.49%. As of October 31, 2002 and 2001, the note receivable related to the issuance of common stock is reflected as a reduction in equity and is summarized as follows:

	2002	2001
Note receivable from an officer and director of the Company for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of 5.49% per annum, due in July 2002. The note receivable is collateralized by shares issued resulting from the exercise of warrants. The amount outstanding includes accrued interest of $7,130.	$32,129	$30,757

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

11. Stock Options and Warrants

Common Stock Options

        In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the "plan"), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options on up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company's common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company's common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The Company granted options to purchase 1,025,000 shares of its common stock under this plan during the year ended October 31, 2001. No options were granted during the year ended October 31, 2002. As of the year ended October 31, 2002, the number of options granted by the Company exceeds the total authorized by the plan by 630,000 options. The Company also authorized the issuance of 450,000 options at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary. All of the options granted by the Company during the year ended October 31, 2001, including those contingently issuable to the Board, are subject to approval by the Company's shareholders of an increase in the authorized number of options available under the plan at its next Annual Meeting of Shareholders. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

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

        The weighted average fair value of the options granted during the year ended October 31, 2001 was $0.37. No options were granted during the fiscal year ended October 31, 2002.

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2000	2,394,000	$0.90
Granted	1,025,000	0.38
Exercised	—	—
Expired	—	—
Canceled	(125,000)	0.68

Outstanding at October 31, 2001	3,294,000	0.75
Granted	—	—
Exercised	—	—
Expired	(35,000)	0.68
Canceled	(235,000)	0.74

Outstanding at October 31, 2002	3,024,000	$0.75

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

	October 31
	2002	2001
Net loss:
As reported	$(1,687,046)	$(1,534,172)
Pro forma	$(2,031,316)	(1,912,082)
Loss per share:
As reported	$(0.15)	$(0.16)
Pro forma	$(0.19)	$(0.20)

        For purposes of the above pro forma calculation, the fair value of options granted by the Company during the years ended October 31, 2002 and 2001, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

	2002	2001
Risk-free interest rate	—	4.744%
Expected dividend yield	—	—
Expected stock price volatility	—	2.546
Expected life in years	—	6 years

        Summary information about the Company's options outstanding at October 31, 2002:

Range of Exercise Prices	Options Outstanding October 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2002	Weighted Average Exercise Price
$.28 - $.50	1,124,000	3.8	$0.37	572,000	$0.36
$.59 - $.90	610,000	2.5	$0.76	530,000	$0.77
$.94 - $1.13	1,290,000	3.2	$1.07	1,082,000	$1.08

	3,024,000			2,184,000

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

        In this connection, during the years ended October 31, 2002 and 2001 the Company granted warrants as follows:

        The Company granted a total of 25,000 and 350,000 warrants during the years ended October 31, 2002 and 2001, respectively, to purchase common stock to various individuals for consulting services. The warrants granted in fiscal 2002 have an exercise price of $0.40 per share and have a contractual life of 5 years. The warrants granted in fiscal 2001 have exercise prices ranging from $0.25 to $0.30 and have contractual lives ranging from 3 to 5 years. Warrants granted to consultants during the years ended October 31, 2002 and 2001 generally vest in monthly or annual increments over a period ranging from one to four years commencing on the date of grant and are subject to cancellation upon termination of the consulting arrangement until vesting is complete. The fair value of the consulting services was estimated to be $7,500 and $105,500 for the years ended October 31, 2002 and 2001, respectively, and is being charged to expense over the life of the consulting arrangements. Consulting expense of $1,875 and $74,150 relating to these services was recognized for the years ended October 31, 2002 and 2001, respectively.

        Between November 2001 and March 2002, the Company granted a total of 200,000 three-year warrants to the major shareholder in connection with private placement purchases of common stock. The warrants have exercise prices ranging from $0.42 to $0.51 per share.

        In January 2001, the Company granted 250,000 five-year warrants to the major shareholder as a bonus at an exercise price of $0.47 per share. An expense of $117,500 relating to this issuance was recognized for the year ended October 31, 2001.

        The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2002 and 2001 and changes during the years then ended:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at October 31, 2000	3,214,827	$1.72
Granted	600,000	0.35
Exercised	—	—
Canceled	(15,000)	0.30
Expired	(498,750)	2.07

Outstanding at October 31, 2001	3,301,077	1.43
Granted	225,000	0.46
Exercised	—	—
Canceled	—	—
Expired	(745,974)	2.76

Outstanding at October 31, 2002	2,780,103	$0.99

        The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2002 and 2001:

	2002	2001
Risk-free interest rate	4.248%	4.805%
Expected dividend yield	—	—
Expected stock price volatility	2.109	2.915
Expected life in years	3 years	4 years

        Summary information about the Company's warrants outstanding at October 31, 2002 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2002	Weighted Average Exercise Price
$ .25 - $ .75	1,035,000	2.7	$0.42	915,250	$0.43
$ .78 - $1.00	660,000	2.7	$0.91	530,000	$0.90
$1.06 - $1.38	552,500	2.8	$1.20	552,500	$1.20
$2.00	532,603	0.6	$2.00	532,603	$2.00

	2,780,103			2,530,353

12. Commitments and Contingencies

Facilities Agreement

        The Company entered into a three-year lease agreement that began on February 1, 1998 for its facility located in Laguna Hills, California. Monthly lease payments were $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001. In January 2001, the Company formed Electropure Holdings, LLC, a California limited liability company, which then exercised an option to purchase the 30,201 sq. ft. building on January 31, 2001 for a total purchase price of $2,454,552. The Company executed a three-year lease agreement with the LLC that began on February 1, 2001 and requires monthly lease payments of $15,922 for the term of the agreement. In 2002, the Company refinanced the building and in May 2002 executed a new three-year lease with the LLC for monthly lease payments of $22,660. The effect of the current intercompany lease agreement has been eliminated in consolidation.

        In March 1998, the Company entered into a two-year sub-lease agreement with a third party for a portion of the facility. The sub-lease agreement has been extended through March 2004. Monthly sub-lease income was $6,500 through February 2000, $7,000 through February 2001 and $10,000 through March 2004. The Company may terminate the sublease at any time between the months of November and January on six months' notice.

        Future minimum facilities sublease rental income as of October 31, 2002, is as follows:

Minimum Sublease Rental Income
2003	$120,000
2004	50,000

        Rent expense was $50,922 for the first three months of the year ended October 31, 2001, at which time the Company purchased the building. Sublease rental income was $120,000 and $108,000 for the years ended October 31, 2002 and 2001, respectively.

Employment Contract

        Effective in August 1997, the Company entered into a five-year employment agreement with Floyd Panning, the Company's President and Chief Executive Officer. In July 2002, Mr. Panning exercised his option to extend the agreement for two years. The employment agreement provided for the granting to

Mr. Panning of 125,000 warrants to purchase common stock at $0.28125 per share and also provides for the following:

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

  d.
  Termination of the employment contract by the Company without cause would require the immediate issuance of 516,479 shares contingently issuable in connection with the termination agreement discussed in Note 12—"Contingent Share Issuance," unless Mr. Panning's successor is approved by a majority vote of certain EDI Components' shareholders (excluding Mr. Panning).

Consulting Agreement

        In June 2001, the Company entered into a one-year agreement with Communications Management Associates for financial consulting services for which it paid $1,250 per month and granted 60,000 shares of common stock valued at $26,000. The stock vested in increments of 5,000 shares per month over the term of the consulting agreement. Arthur Lipper III, a member of the Company's Board of Directors and Chairman of its Audit Committee, is the president of Communications Management Associates and the primary contact for the consulting services being provided.

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

        In exchange, the Company was to receive from Mr. O'Hare all of his 931,629 shares of redeemable preferred stock, all of his 31,205 shares Class B common stock, and all of his 2,500 shares of common stock pledged for payment of the $9,105 he owes the Company. Mr. O'Hare was to transfer 52,678 of his remaining Class B common stock (52,778 shares) to others in satisfaction of claims against him. Mr. O'Hare was to also waive any claims he may have had to any royalties for technology the Company now owns, and he would not seek any modification of this agreement. The agreement also provided for the full mutual release of any and all claims between the Company and Mr. O'Hare.

        In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the "Commissioner") imposed transfer and other restrictions on Mr. O'Hare's Class B common stock and redeemable preferred stock. Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, was subject to approval from the Commissioner for the transfer of the shares as described above. The Company and Mr. O'Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed. During the year ended October 31, 2001, the Commissioner denied the application for the transfer of the shares in part because the Company had not had net income for the most recent three consecutive years. Although the Company was unable to effectuate the transfer of shares contemplated in the agreement, the parties to the agreement are currently seeking authorization from the Commissioner to transfer the shares without removing legend restrictions.

        The Company has continued to make the $1,000 per month payments to an account controlled by Mr. O'Hare's wife. During the years ended October 31, 2002 and 2001, the Company made monthly payments totaling $12,000 and $13,000, respectively, to the special bank account controlled by Mr. O'Hare's current wife, which are recorded in other expenses.

Purchase Commitments

        In an effort to establish a fixed price for raw materials and services, the Company enters into purchase commitments with vendors on terms ranging from 1 to 12 months. The following tables summarizes the commitments entered into by the Company for the fiscal years ended October 31, 2002 and 2001 and the changes during the years then ended:

Outstanding Purchase Obligations at October 31, 2000	$59,856
Purchase Commitments Issued	138,840
Total Purchases	(84,419)

Outstanding Purchase Obligations at October 31, 2001	114,277
Purchase Commitments Issued	127,567
Total Purchases	(175,816)

Outstanding Purchase Obligations at October 31, 2002	$66,028

Royalties

        In 1986, the former owner of the electrodeionization patents and an original officer of the Company, entered into agreements to pay two separate royalties of $42 and $9 to a group of individuals for each electrodeionization water purification unit sold by the Company or any sublicensees. The royalty continued until the last patent related to these products expired. The U.S. and foreign patents expired in August 2001 and May 2002, respectively.

        The Company accrued royalties on all sales of EDI products in the sum of $40,209 as of the fiscal year ended October 31, 2002. The royalties accrued have not been paid by the Company.

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

Litigation

        In September 2001, a former independent contractor of the Company filed a Complaint of Discrimination under the provisions of the California Fair Employment and Housing Act with the

California Department of Fair Employment and Housing and EEOC. In August 2002, the Complaint was withdrawn in exchange for a letter of reference by the Company.

Contingent Share Issuance

        Under an agreement with EDI Components to terminate a 1992 license agreement, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company's common stock reaches certain levels ranging from $3.00 to $5.50 per share.

13. Concentrations of Risk

        During the years ended October 31, 2002 and 2001, two customers accounted for 16% and 13% and 21% and 14% of product sales, respectively. At October 31, 2002, $50,000 was due from one of these customers, which was subsequently collected in full.

        Management has reserved $10,774 for uncollectable trade accounts receivable as of the year ended October 31, 2002. No reserve was recorded for the year ended October 31, 2001.

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

  Business Segment Information:

	2002	2001
Revenue:
EDI/Membrane	$1,412,786	$1,327,564
MI	—	—

Total revenues	$1,412,786	$1,327,564

Operating Loss:
EDI/Membrane	$(433,095)	$(433,775)
MI	(379,294)	(384,168)
Corporate	(730,549)	(810,335)

Total operating loss	$(1,542,938)	$(1,628,278)

Depreciation and Amortization:
EDI/Membrane	$156,831	$139,575
MI	4,143	4,860
Corporate	74,925	64,036

Total depreciation and amortization	$235,899	$208,471

Identifiable Assets:
EDI/Membrane	$537,238	$709,589
MI	14,398	13,183
Corporate	2,534,525	2,615,941

Total identifiable assets	$3,086,161	$3,338,713

Expenditures for Long Lived Assets:
EDI/Membrane	$23,725	$59,517
MI	5,358	—
Corporate	2,667	2,349,541

Total expenditures for long lived assets	$31,750	$2,409,058

GEOGRAPHIC INFORMATION:
Revenues:
United States	$593,107	$622,863
Asia	419,476	402,259
Europe	297,591	240,634
Other foreign countries	102,612	61,808

Total revenues	$1,412,786	$1,327,564

17. Subsequent Events (Unaudited)

        On November 8, 2002, in a private placement offering, our largest shareholder purchased 227,273 shares of common stock for net proceeds of $50,000.

        In December 2002 and January 2003, Anthony M. Frank loaned the Company $150,000 and $100,000, respectively, on terms which have not yet been negotiated.

        On January 20, 2003, the Company granted options to purchase a total of 500,000 shares of common stock to two employees for services to be rendered. The options are exercisable at $0.29 per share, vest in four equal annual increments of 125,000 commencing on the grant date, and expire in January 2013.

QuickLinks

PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7. Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
PART IV
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Controls and Procedures.
SIGNATURES
CERTIFICATIONS