Form 10QSB
period 2003-01-31
ELECTROPURE INC
filed 2003-03-17
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003	Commission file number 0-16416

ELECTROPURE, INC.

 (Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

23456 South Pointe Drive, Laguna Hills, California 92653
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 770-9347

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

At March 3, 2003, 11,581,317 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

January 31, 2003

Current assets:
Cash	$88,993
Trade accounts receivable	48,040
Inventories	181,257
Prepaid legal fees	34,688
Other prepaid expenses	14,871

Total current assets	367,849

Property, plant and equipment, net	2,633,512

Other assets	51,097

Acquired technology, net of accumulated amortization	1,945

Total assets	$3,054,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

January 31, 2003

Current liabilities:
Current portion of obligations under capital leases	$10,808
Current portion of notes payable to bank	35,932
Current portion of notes payable to shareholder	1,500,000
Trade accounts payable	169,445
Accrued payroll	146,580
Other accrued liabilities	193,095
Customer deposits	21,495

Total current liabilities	2,077,355

Obligations under capital leases, net of current portion	9,006
Note payable to bank, net of current portion	1,869,410

Total liabilities	3,955,771

Commitments and contingencies	—

Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2003.	26,000

Shareholders’ equity (deficit):
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2003; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2003; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,581,317 shares issued and outstanding at January 31, 2003.	115,813
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at January 31, 2003.	840
Additional paid-in capital	24,966,832
Notes receivable on common stock	(32,473)
Accumulated deficit	(26,478,380)

Total shareholders’ deficit	(927,368)

Total liabilities and shareholders’ deficit	$3,054,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2003	2002

Net sales	$234,303	$537,643
Cost of sales	281,941	413,082

Gross profit	(47,638)	124,561

Operating costs and expenses:
Research and development	97,489	104,463
Sales, general and administrative	277,079	271,447

Total operating expenses	374,568	375,910

Loss from operations	(422,206)	(251,349)

Other income (expense):
Interest income	358	432
Interest expense	(60,979)	(56,381)
Sublease income	30,000	23,500
Other income (expense), net	(3,871)	(2,200)

Other income (expense), net	(34,492)	(34,649)

Loss before provision for income taxes	(456,698)	(285,998)
Provision for income tax	(1,600)	(1,600)

Net loss	$(458,298)	$(287,598)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	11,563,834	10,277,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(458,298)	$(287,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,505	52,875
Amortization	10,000	10,000
Issuance of shares for services	—	7,650
Issuance of options and warrants for services	—	27,583
Interest paid with common stock	—	20,000
Interest on notes receivable for common stock	(344)	(432)

(Increase) decrease in assets:
Trade accounts receivable	52,646	(63,644)
Prepaid legal and other expenses	14,149	54,799
Inventories	(26,267)	(11,904)
Other assets	1,665	—
Increase (decrease) in liabilities:
Trade accounts payable	21,762	(53,900)
Customer deposits	(12,850)	(87,860)
Accrued payroll and other liabilities	26,768	8,608

Net cash used in operating activities	(323,264)	(323,823)

Cash flows from investing activities
Purchase of property, plant and equipment	—	(4,361)

Net cash used in investing activities	—	(4,361)

Cash flows from financing activities:
Principal payments on notes payable	(8,796)	(6,138)
Proceeds from issuance of common stock	50,000	400,000
Proceeds from issuance of note payable to a related party	350,000	—

Net cash provided by financing activities	391,204	393,862

Net increase (decrease) in cash	67,940	65,678

Cash at beginning of period	21,053	43,676

Cash at end of period	$88,993	$109,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements.  Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2003 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2002, included in our Annual Report on Form 10-KSB.

Certain amounts presented within the 2002 financial statements have been reclassified in order to conform to the 2003 financial statement presentation.

2.                   Summary of Significant Accounting Policies

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, “Accounting for Stock-Based compensation – Transition and Disclosure – an amendment of FASB Statement 123” (SFAS 123).   For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method).  The amendment permits two additional transition methods for adoption of the fair value method.  In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method).  For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed.  The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.  The Company will adopt the new SFAS 148 disclosure requirements of SFAS 148 as required.

3.                   Notes Payable

Between December 2 and January 23, 2003, we borrowed $350,000 from Anthony M. Frank, our largest shareholder. The terms on said loans have not yet been negotiated but will likely carry short term maturity dates and include an option by Mr. Frank to convert the loans into equity.

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $136,444 in interest accrued on this loan through September 30, 2002 into common stock.  Interest accrued on this loan through December 31, 2002 has not yet been paid by the Company.

4.                   Securities Transactions

Private Placement Offering - Common Stock

On November 8, 2002, we sold 227,273 shares of Common Stock to Anthony M. Frank, our largest shareholder, for net proceeds of $50,000, or $0.22 per share.

Options Issued to Employees

On January 20, 2003, the Company granted options to purchase a total of 500,000 shares of common stock to two employees for services to be rendered.  The options are exercisable at $0.29 per share, vest in four equal annual increments of 125,000 commencing on the grant date, and expire in January 2013.

5.                   Loss Per Common Share

In accordance with the disclosure requirements of SFAS No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the computations of net loss per common share for the periods ended January 31, 2003 and 2002 are as follows:

	Three months ended January 31,
	2003	2002
Net loss available to common shareholders:
Net loss	$(458,298)	$(287,598)
Net loss available to common shareholders:	$(458,298)	$(287,598)
Weighted average shares outstanding	11,563,834	10,277,716
Basic and diluted net loss per common share:	$(0.04)	$(0.03)

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2003 and January 31, 2002 as follows:

Stock options and warrants	6,216,603	6,677,703
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	7,233,082	7,694,182

6.                   Business Segments

We have two reportable segments:  water purification (“EDI/Membrane”), (formerly reported separately under “EDI” and “Membrane”) and fluid monitoring (“MI”, a start up segment).  The EDI segment produces water treatment modules for sale to manufacturers of high purity water treatment systems.  The Membrane segment formerly produced ion exchange membranes for outside customers for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations.  The MI segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

The Company’s reportable segments are strategic business units that offer different products, are managed separately, and require different technology and marketing strategies.  The accounting policies of the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

Business Segment Information:

	Three months ended January 31,
	2003	2002
Revenue:
EDI/Membrane	$234,303	$537,643
MI	—	—
Total revenues	$234,303	$537,643

Operating Loss:
EDI/Membrane	$(166,001)	$25,468
MI	(81,999)	(88,146)
Corporate	(174,206)	(188,671)
Total operating loss	$(422,206)	$(251,349)

Depreciation and Amortization:
EDI/Membrane	$38,895	$42,456
MI	1,257	1,127
Corporate	17,353	19,292
Total depreciation and amortization	$57,505	$62,875

Expenditures for Long Lived Assets:
EDI/Membrane	$—	$4,361
MI	—	—
Corporate	—	—
Total expenditures for long lived assets	$—	$4,361

GEOGRAPHIC INFORMATION:

Revenues:
United States	$49,177	$279,832
Asia	95,653	132,956
Europe	89,473	83,053
Other foreign countries	—	41,802
Total revenues	$234,303	$537,643

	January 31, 2003	October 31, 2002

Identifiable Assets:
EDI/Membrane	$471,961	$537,238
MI	13,141	14,398
Corporate	2,569,301	2,534,525
Total identifiable assets	$3,054,403	$3,086,161

7.                   Subsequent Events

On February 21, 2003, we borrowed an additional $100,000 from Anthony Frank, our largest shareholder, on terms which have not yet been negotiated.

On February 20, 2003, Randall P. Frank resigned from the Board of Directors for personal reasons.  Mr. Frank’s resignation was not the result of a disagreement with the Company on any matter relating to operations, policies or practices.  As of March 3, 2003, the vacancy left  by Mr. Frank’s resignation from the Board of Directors had not been filled.

On February 21, 2003, we filed a Complaint in Superior Court for the County of Orange, California, Case No. 03 CC 03606, against Omexell, Inc. of Houston, Texas, for unfair business practices, trade libel and other related causes of action.  The lawsuit alleges that the defendants disparaged the Company’s business in an attempt to disrupt its business relationships by using unfair business practices.  The lawsuit seeks to enjoin the defendant from further unfair business practices and seeks $10 million in compensatory and punitive damages.  No assurances can be given as to the future outcome of this lawsuit or as to any potential recovery of damages that may result.

PART I

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of  Operations.

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

Results of Operations

References to fiscal 2002 and fiscal 2003 are for the three months ended January 31, 2002 and 2003, respectively.

Net sales in fiscal 2003 decreased by $303,340 or 56.4% from 537,643 in fiscal 2002 to $234,303.  The decrease in revenues was due to the decline in the overall economic environment and resulted in reduced capital spending for water treatment products in most of our target markets.  In particular,  deteriorating conditions in the power generation industry which began in fiscal 2002 resulted in delays and cancellations of new generation plants being constructed.

From a geographic perspective, net sales in the United States and the Americas, which represent 21% of net sales in fiscal 2003, accounted for 90%, or $272,457, of the decline from the prior fiscal period.  Net sales in Asia also declined in fiscal 2003 by $37,303, or 12%, while sales in Europe increased by 2%, or $6,420.   Sales in Asia and Europe accounted for 40.8% and 38.2% of net sales for the three months ended January 31, 2003.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased by $131,141 and was 120% of revenue for fiscal 2003, compared to 77% of revenue for fiscal 2002.  The increase in cost of sales as a percentage of revenue reflects the overall decrease in revenue and under- utilization of fixed manufacturing and overhead costs.

Research and development expenses for the three months ended January 31, 2003 decreased by $6,974 compared to fiscal 2002.  These expenses primarily arise from the program, which

we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a decrease in personnel related expenses.

Sales, general and administrative expenses increased by $5,632 for the three months ended January 31, 2003 as compared to the same period in 2002.  This primarily reflects an increase in sales and marketing expenses as well as depreciation, property taxes and insurance expenses related to the building we purchased in January 2001.  The increase in these expenses was partially offset by a decrease in consulting expenses during fiscal 2003.

Interest income is generated from short-term investments and decreased by $74 for the three months ended January 31, 2003 over the prior year period, reflecting a reduction in working capital available for investment purposes.  Interest expense for the three months ended January 31, 2003 increased by $4,598 compared to the comparable prior period.  The increase is primarily due to financing activities relating to loans received from our largest shareholder.

Components of other income (expense), other than interest, increased by $1,671 for the three months ended January 31, 2003 compared to the prior year period and relates to estimated  and minimum income tax payments made by the company and its subsidiaries.

We recorded the minimum state income tax provision in fiscal 2002 and 2003 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2003, we had working capital deficit of $1,709,506.  This represents a working capital decrease of $1,359,253 compared to that reported at October 31, 2002.  The decrease includes a $350,000 increase in notes payable and accrued interest of $24,000 as well as the reclassification of a $1,000,000 loan due in January 2004 to a current liability.  The working capital decrease in fiscal 2003 was partially offset by a $26,267 increase in inventories and a $12,850 reduction of current liabilities resulting from the application of customer deposits on sales orders fulfilled.

Our primary sources of working capital have been from short-term loans and from the sale of private placement securities.   During fiscal 2003, we received $50,000 in net proceeds from the sale of 227,273 shares of common stock to our largest shareholder.  We also received $350,000 in short term loans from this shareholder during the three months ended January 31, 2003 and $100,000 in loan proceeds in February 2003.

Sales of our EDI and membrane products during the three months ended January 31, 2003 amounted to $234,303.  Shipments of EDI  products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of January 31, 2003, we had accepted firm orders for delivery of unshipped EDI modules valued at $100,000.

Plan of Operation

In the opinion of management, available funds, accounts receivable, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through April 2003.   Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2002 which raises substantial doubt about our ability to continue as a going concern.

Currently, we are seeking working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and further the MIT research program.  This approach is intended to optimize the value of our EDI technology and the MIT System as we discuss licensing and/or joint venture arrangements with potential candidates.  The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner and will require the approval of our shareholders if any arrangement involves the sale or encumbrance of our assets .

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

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

See Part I - Item 6 - “Subsequent Events”

Item 2.           Changes in Securities

Common Stock and Warrants Issued in Private Placement Transactions

On November 8, 2002, in a private placement offering, our largest shareholder purchased 227,273 shares of common stock for net proceeds of $50,000.

In December 2002 and January 2003, Anthony M. Frank loaned the Company $150,000 and $200,000, respectively, on terms which have not yet been negotiated.  We received an additional $100,000 loan from Mr. Frank on February 21, 2003.

On January 20, 2003, the Company granted options to purchase a total of 500,000 shares of common stock to two employees for services to be rendered.  The options are exercisable at $0.29 per share, vest in four equal annual increments of 125,000 commencing on the grant date, and expire in January 2013.

Item 3.           Defaults Upon Senior Securities

We are currently in default of the quarterly interest payment provisions of the January 2001 note to Mr. Frank.  A total of $20,000 was due and payable on the $1 million loan for the calendar quarter ended December 31, 2002.  No provision has been made as of the date of the report to pay this obligation.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5            omitted as not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)     Exhibits:

10.10.AQ                       Stock Purchase Agreement with Anthony M. Frank - 11/08/02 *

99.1                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Previously filed on November 12, 2002 in connection with Amendment No. 17 to Schedule 13D filed on behalf of Anthony M. Frank.

(b)    Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 3, 2003

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

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003
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

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                  fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003
/S/ CATHERINE PATTERSON
Catherine Patterson
Chief Financial Officer