Form 10QSB
period 2003-04-30
ELECTROPURE INC
filed 2003-06-16
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003	Commission file number 0-16416

ELECTROPURE, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At May 29, 2003, 11,889,009 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

April 30, 2003

Current assets:
Cash	$167,015
Trade accounts receivable	27,071
Inventories	192,309
Prepaid legal fees	25,625
Other prepaid expenses	7,145

Total current assets	419,165

Property, plant and equipment, net	2,588,143

Other assets	49,766

Total assets	$3,057,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

April 30, 2003

Current liabilities:
Current portion of obligations under capital leases	$11,169
Current portion of notes payable to bank	36,190
Current portion of notes payable to shareholder	1,600,000
Trade accounts payable	190,437
Accrued payroll	147,870
Other accrued liabilities	127,161
Customer deposits	11,643

Total current liabilities	2,124,470

Obligations under capital leases, net of current portion	6,075
Note payable	200,000
Note payable to bank, net of current portion	1,861,576

Total liabilities	4,192,121

Commitments and contingencies	—

Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2003.	26,000

Shareholders’ equity (deficit):
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2003; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2003; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,889,009 shares issued and outstanding at April 30, 2003.	118,890
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at April 30, 2003.	840
Additional paid-in capital	25,026,965
Notes receivable on common stock	(32,816)
Accumulated deficit	(26,774,926)

Total shareholders’ deficit	(1,161,047)

Total liabilities and shareholders’ deficit	$3,057,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002

Net sales	$372,252	$246,534	$606,555	$784,177
Cost of sales	251,990	230,295	533,931	643,377

Gross profit	120,262	16,239	72,624	140,800

Operating costs and expenses:
Research and development	97,297	118,614	194,786	223,077
Sales, general and administrative	279,088	292,310	556,167	563,757

Total operating expenses	376,385	410,924	750,953	786,834

Loss from operations	(256,123)	(394,685)	(678,329)	(646,034)

Other income (expense):
Interest income	413	263	771	695
Interest expense	(67,863)	(55,251)	(128,842)	(111,632)
Sublease income	30,015	30,000	60,015	53,500
Other income (expense), net	(2,988)	(5,400)	(6,859)	(7,600)

Other income (expense), net	(40,423)	(30,388)	(74,915)	(65,037)

Loss before provision for income taxes	(296,551)	(425,073)	(753,244)	(711,071)
Provision for income tax	—	—	(1,600)	(1,600)

Net loss	$(296,551)	$(425,073)	$(754,844)	$(712,671)

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Shares used in computing basic and diluted net loss per share	11,633,175	11,050,951	11,598,120	10,660,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(754,844)	$(712,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,874	98,443
Amortization	11,945	20,000
Issuance of shares for services	—	19,150
Issuance of options and warrants for services	23,211	72,200
Interest paid with common stock	40,000	40,000
Interest on notes receivable for common stock	(687)	(695)

(Increase) decrease in assets:
Trade accounts receivable	73,615	26,048
Prepaid legal and other expenses	30,938	60,094
Inventories	(37,319)	(37,051)
Other assets	2,996	—
Increase (decrease) in liabilities:
Trade accounts payable	42,754	(86,898)
Customer deposits	(22,702)	(50,526)
Accrued payroll and other liabilities	(37,876)	13,550

Net cash used in operating activities	(535,095)	(538,356)

Cash flows from investing activities
Purchase of property, plant and equipment	—	(11,341)

Net cash used in investing activities	—	(11,341)

Cash flows from financing activities:
Principal payments on notes payable	(18,943)	(12,456)
Proceeds from issuance of notes payable	200,000	—
Proceeds from issuance of notes payable to a related party	450,000	—
Proceeds from issuance of common stock	50,000	550,000

Net cash provided by financing activities	681,057	537,544

Net increase (decrease) in cash	145,962	(12,153)

Cash at beginning of period	21,053	43,676

Cash at end of period	$167,015	$31,523

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

1.                    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2003 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

2.                    Summary of Significant Accounting Policies

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, “Accounting for Stock-Based compensation – Transition and Disclosure – an amendment of FASB Statement 123” (SFAS 123).  For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method).  The amendment permits two additional transition methods for adoption of the fair value method.  In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method).  For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed.  The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not currently intend to adopt the transition requirements as specified in SFAS 148 until it is required to do so.

3.                    Notes Payable

Between December 2, 2002 and February 23, 2003, we borrowed $450,000 from Anthony M. Frank, our largest shareholder. The principal amounts borrowed are payable, with interest at 8%, one year from the loan date.  Mr. Frank also has the option to convert any or all of the principal and interest into common stock at fair market value as of the conversion date.

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $176,444 in interest accrued on this loan through March 31, 2003 into common stock.  In April 2003, the Company granted Mr. Frank a security interest in the building, subordinated to the first mortgage lender, to the extent of the principal and interest remaining due on this loan.

During April 2003, we obtained a $200,000 loan with principal and interest at prime plus 2% due on April 23, 2008.  We are required to apply certain proceeds from the sale of certain EDI products to reduce the outstanding principal and interest during the term of the loan.

4.                    Securities Transactions

Private Placement Offering - Common Stock

On November 8, 2002, we sold 227,273 shares of Common Stock to Anthony M. Frank, our largest shareholder, for net proceeds of $50,000, or $0.22 per share.

Common Stock Issued for Debt

In April 2003, we issued 307,692 shares of common stock, with a fair market value of $0.13 per share, in payment of $40,000 in accrued interest on a loan due to Anthony M. Frank.

Options Issued to Employees

On January 20, 2003, the Company granted options to purchase a total of 500,000 shares of common stock to two employees for services to be rendered.  The options are exercisable at $0.29 per share, vest in four equal annual increments of 125,000 commencing on the grant date, and expire in January 2013.

Warrants Issued to Consultants

In March 2003, we issued warrants to purchase 60,000 shares of common stock to one individual for consulting services.  The warrants are exercisable at $0.13 per share and expire in March 2008.  A consulting expense of $7,200 relating to these services was recognized for the six months ended April 30, 2003.

5.                    Stock Compensation

The Company’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net loss and loss per share would have been increased to the following pro forma amounts:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net loss, as reported:	$(296,551)	$(425,073)	$(754,844)	$(712,671)

Deduct: Total stock-based employee compensation determined under fair value value method for all awards, net of related tax effects	(102,770)	(86,068)	(84,270)	(120,270)

Pro forma net loss:	$(399,321)	$(511,141)	$(839,114)	$(832,941)

Earnings per share:
Basic and diluted, as reported	$(0.03)	$(0.04)	$(0.07)	$(0.07)

Basic and diluted, pro forma	$(0.03)	$(0.05)	$(0.07)	$(0.08)

Weighted average shares outstanding	11,633,175	11,050,951	11,598,120	10,660,038

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2003 and April 30, 2002 as follows:

Stock options and warrants	5,537,603	6,732,703
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	6,554,082	7,749,182

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

Business Segment Information:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Revenue:
EDI/Membrane	$372,252	$246,534	$606,555	$784,177
MI	—	—	—	—
Total revenues	$372,252	$246,534	$606,555	$784,177

Operating Loss:
EDI/Membrane	$(8,828)	$(88,015)	(174,829)	$(62,547)
MI	(81,387)	(102,235)	(163,386)	(190,381)
Corporate	(165,908)	(204,435)	(340,114)	(393,106)
Total operating loss	$(256,123)	$(394,685)	$(678,329)	$(646,034)

Depreciation and Amortization:
EDI/Membrane	$29,960	$37,275	$68,855	$79,731
MI	1,216	955	2,473	2,082
Corporate	16,138	17,338	33,491	36,630
Total depreciation and amortization	$47,314	$55,568	$104,819	$118,443

Expenditures for Long Lived Assets:
EDI/Membrane	$—	$6,980	$—	$11,341
MI	—	—	—	—
Corporate	—	—	—	—
Total expenditures for long lived assets	$—	$6,980	$—	$11,341

GEOGRAPHIC INFORMATION:

Revenues:
United States	$116,507	$106,638	$165,684	$386,470
Asia	134,356	44,200	230,009	177,156
Europe	114,189	82,481	203,662	165,534
Other foreign countries	7,200	13,215	7,200	55,017
Total revenues	$372,252	$246,534	$606,555	$784,177

	April 30, 2003	October 31, 2002
Identifiable Assets:
EDI/Membrane	$432,087	$537,238
MI	11,925	14,398
Corporate	2,613,062	2,534,525
Total identifiable assets	$3,057,074	$3,086,161

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

Results of Operations

References to fiscal 2002 and fiscal 2003 are for the six months ended April 30, 2002 and 2003, respectively.

Net sales in the six months ended April 30, 2003 decreased by $177,622 or 22.7% from 784,177 in fiscal 2002 to $606,555. The decrease in revenues, primarily experienced in the first three months of fiscal 2003, was due to the decline in the overall economic environment and resulted in reduced capital spending for water treatment products in most of our target markets.  In particular,  deteriorating conditions in the power generation industry which began in 2002 resulted in delays and cancellations of new generation plants being constructed.  Conversely, net sales for the three month period ended April 30, 2003 increased by $125,718, or 51%, compared to the prior year period, indicating a stronger demand for our EDI products as industry sales appear to be on the rise.

From a geographic perspective, net sales in the United States declined by $220,786, or 57.1%, in fiscal 2003 compared to the prior fiscal period.  In contrast, sales in Asia and Europe increased in fiscal 2003 by 29.8% and 23.0%, respectively.  The rise in net sales during the three months ended April 30, 2003 reflected a 9.3% increase in domestic sales and an aggregate increase of 196.9% in sales to foreign customers compared to the prior year three month period.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales increased to 88% of revenue for fiscal 2003 compared to 82% of revenue for the six months ended April 30, 2002.  This increase is primarily due to inventory-related charges for warranty repairs and replacements of EDI products.  The three months ended April 30, 2003 showed a decrease in costs as a percentage of sales at 68% compared to the comparable three months in 2002 at 93%.  This decrease is predominantly due to increased unit sales volume during the relevant three months which allowed for fixed costs to be allocated over a higher number of EDI products sold.

Research and development expenses for the three and six month periods ended April 30, 2003 decreased by $21,317 and $28,291, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.  The decrease was primarily due to a reduction in personnel related expenses and a decrease in patent expenses.

Sales, general and administrative expenses decreased by $13,222 and $7,590 for the three and six months ended April 30, 2003 as compared to the same periods in 2002.  While overall,  these decreases reflect a significant reduction in the expense related to options and warrants issued to employees and consultants, the decreases were offset by increases in legal and insurance costs, as well as marketing expenses and sales commissions paid on the increased number of products sold in Europe and Asia in the current periods.

Interest income is generated from short-term investments and increased by $150 and $76 for the three and six months ended April 30, 2003 over the prior year periods.  Interest expense for the three and six months ended April 30, 2003 increased by $12,612 and $17,210, respectively, compared to the comparable prior periods.  The increase is primarily due to financing activities relating to loans received from our largest shareholder.

Components of other income (expense), other than interest, increased by $2,427 and $7,256 for the three and six months ended April 30, 2003 compared to the prior year periods and primarily relates to an increase in sublease income.

We recorded the minimum state income tax provision in fiscal 2002 and 2003 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2003, we had working capital deficit of $1,705,305.  This represents a working capital decrease of $1,355,052 compared to that reported at October 31, 2002.  The decrease includes a $450,000 increase in notes payable and accrued interest of $21,000 as well as the reclassification of a $1,000,000 loan due in January 2004 to a current liability.  The working capital decrease in fiscal 2003 was partially offset by a $37,319 increase in inventories payable and a $22,702 reduction of current liabilities resulting from the application of customer deposits on sales orders fulfilled.

Our primary sources of working capital have been from short-term loans and from the sale of private placement securities.  During fiscal 2003, we received $50,000 in net proceeds from the sale of 227,273 shares of common stock to our largest shareholder.  We also received $450,000 in short term loans from this shareholder and a $200,000 loan from an unaffiliated third party during the six months ended April 30, 2003.

Sales of our EDI and membrane products during the six months ended April 30, 2003 amounted to $606,555.  Shipments of EDI  products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of April 30, 2003, we had accepted firm orders for delivery of unshipped EDI modules valued at $246,500.

Plan of Operation

In the opinion of management, available funds, accounts receivable, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through July 2003.  Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2002 which raises substantial doubt about our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

On February 21, 2003, we filed a Complaint in Superior Court for the County of Orange, California, Case No. 03 CC 03606, against Omexell, Inc. of Houston, Texas, for unfair business practices, trade libel and other related causes of action.  The lawsuit alleges that the defendants disparaged the Company’s business in an attempt to disrupt its business relationships by using unfair business practices.  The lawsuit seeks to enjoin the defendant from further unfair business practices and seeks $10 million in compensatory and punitive damages.  We have given the defendants in this action an extension of time, until May 19, 2003, in which to file a response to the Complaint.  No assurances can be given as to the future outcome of this lawsuit or as to any potential recovery of damages that may result.

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

In March 2003, the Company granted warrants to purchase 60,000 shares of common stock to a consultant for services to be rendered.  The warrants are exercisable at $0.13 per share and expire in March 2008.

On April 15, 2003, we issued 307,692 shares of common stock to our largest shareholder in payment of $40,000 in interest accrued on a loan.

Item 4.                             Submission of Matters to a Vote of Security Holders

None.

Items 3 and 5 omitted as not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.10.AQ	Stock Purchase Agreement with Anthony M. Frank - 11/08/02 *

10.10.AR	Debt Conversion Agreement (Keogh) - 04/15/03 **

10.10.AS	Debt Conversion Agreement (Pension) - 04/15/03 **

10.10.AT	Second Deed of Trust and Security Agreement (Keogh) - 05/12/03 **

10.10.AU	Second Deed of Trust and Security Agreement (Pension) - 05/12/03 **

10.10.AV	8% Convertible Term Note - 12/02/02 **

10.10.AW	8% Convertible Term Note - 12/18/02 **

10.10.AX	8% Convertible Term Note - 01/09/03 **

10.10.AY	8% Convertible Term Note - 01/23/03 **

10.10.AZ	8% Convertible Term Note - 02/23/03 **

10.55	Amended and Restated Loan and Supply Agreement with Ecolochem - 04/24/03

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Previously filed on November 12, 2002 in connection with Amendment No. 17 to Schedule 13D filed on behalf of Anthony M. Frank.

**                                  Previously filed on May 29, 2003 in connection with Amendment No. 18 to Schedule 13D filed on behalf of Anthony M. Frank.

(b)         Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2003

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

Dated: May 29, 2003

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

Dated: May 29, 2003

/S/ CATHERINE PATTERSON
Catherine Patterson
Chief Financial Officer