Form 10QSB
period 2003-07-31
ELECTROPURE INC
filed 2003-09-15
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003	Commission file number 0-16416

ELECTROPURE, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At September 10, 2003, 11,989,009 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

July 31, 2003

Current assets:
Cash	$70,076
Trade accounts receivable	48,269
Inventories	200,798
Prepaid legal fees	14,063
Other prepaid expenses	10,269

Total current assets	343,475

Property, plant and equipment, net	2,549,352

Other assets	48,391

Total assets	$2,941,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

July 31, 2003
Current liabilities:
Current portion of obligations under capital leases	$10,748
Current portion of notes payable to bank	36,520
Current portion of notes payable to shareholder	1,600,000
Trade accounts payable	290,454
Accrued payroll	145,587
Other accrued liabilities	114,503
Customer deposits	43,023

Total current liabilities	2,240,835

Obligations under capital leases, net of current portion	3,839
Note payable	166,533
Note payable to bank, net of current portion	1,854,706

Total liabilities	4,265,913

Commitments and contingencies	—

Redeemable convertible preferred stock; $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2003.	26,000

Shareholders’ equity (deficit):
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2003; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2003; liquidation preference of $500,000.	250,000
Common stock; $0.01 par value; 20,000,000 shares authorized; 11,989,009 shares issued and outstanding at July 31, 2003.	119,890
Class B common stock; $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at July 31, 2003.	840
Additional paid-in capital	25,049,265
Notes receivable on common stock	(33,159)
Accumulated deficit	(26,987,531)

Total shareholders’ deficit	(1,350,695)

Total liabilities and shareholders’ deficit	$2,941,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Net sales	$494,457	$309,691	$1,101,013	$1,093,868
Cost of sales	316,520	295,983	850,450	939,360

Gross profit	177,937	13,708	250,563	154,508

Operating costs and expenses:
Research and development	102,421	122,511	297,207	345,588
Sales, general and administrative	244,153	230,225	800,322	793,982

Total operating expenses	346,574	352,736	1,097,529	1,139,570

Loss from operations	(168,637)	(339,028)	(846,966)	(985,062)

Other income (expense):
Interest income	412	999	1,183	1,694
Interest expense	(71,404)	(83,116)	(200,246)	(194,748)
Sublease income	30,000	30,000	90,015	83,500
Other income (expense), net	(2,976)	(2,992)	(9,835)	(10,592)

Other income (expense), net	(43,968)	(55,109)	(118,883)	(120,146)

Loss before provision for income taxes	(212,605)	(394,137)	(965,849)	(1,105,208)
Provision for income tax	—	—	(1,600)	(1,600)

Net loss	$(212,605)	$(394,137)	$(967,449)	$(1,106,808)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.10)

Shares used in computing basic and diluted net loss per share	11,898,792	11,252,444	11,699,817	10,860,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(967,449)	$(1,106,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139,185	145,748
Amortization	11,945	30,000
Issuance of shares for services	—	22,650
Issuance of options and warrants for services	26,511	82,733
Interest paid with common stock	60,000	60,000
Interest on notes receivable for common stock	(1,030)	(1,029)

(Increase) decrease in assets:
Trade accounts receivable	52,417	(11,225)
Inventories	(45,808)	(17,449)
Prepaid legal and other expenses	39,376	58,089
Other assets	4,371	(54,582)
Increase (decrease) in liabilities:
Trade accounts payable	142,771	(153,008)
Accrued payroll and other liabilities	(52,817)	21,160
Customer deposits	8,678	(87,860)

Net cash used in operating activities	(581,850)	(1,011,581)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,520)	(16,455)

Net cash used in investing activities	(7,520)	(16,455)

Cash flows from financing activities:
Principal payments on notes payable	(61,607)	(1,361,568)
Proceeds from issuance of notes payable	200,000	1,920,000
Proceeds from issuance of notes payable to a related party	450,000	150,000
Proceeds from issuance of common stock	50,000	550,000

Net cash provided by financing activities	638,393	1,258,432

Net increase (decrease) in cash	49,023	230,396

Cash at beginning of period	21,053	43,676

Cash at end of period	$70,076	$274,072

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

1.                    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2003 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

2.                    Summary of Significant Accounting Policies

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, “Accounting for Stock-Based compensation – Transition and Disclosure – an amendment of FASB Statement 123” (SFAS 123).  For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method).  The amendment permits two additional transition methods for adoption of the fair value method.  In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method).  For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed.  The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plans on continuing using this method to account for stock options; therefore, it does not currently intend to adopt the transition requirements as specified in SFAS 148 until it is required to do so.

3.                    Notes Payable

Between December 2, 2002 and February 23, 2003, we borrowed $450,000 from Anthony M. Frank, our largest shareholder. The principal amounts borrowed are payable, with interest at 8%, one year from the loan date.  Mr. Frank also has the option to convert any or all of the principal and interest into common stock at fair market value as of the conversion date.

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $196,444 in interest accrued on this loan through June 30, 2003 into common stock.  In April 2003, the Company granted Mr. Frank a security interest in the building, subordinated to the first mortgage lender, to the extent of the principal and interest remaining due on this loan.

During April 2003, we obtained a $200,000 loan with principal and interest at prime plus 2% due on April 23, 2008.  We are required to apply certain proceeds from the sale of certain EDI products to reduce the outstanding principal and interest during the term of the loan.  Pursuant to such requirement, as of July 31, 2003, we had reduced the principal balance on the loan to $166,533 and had paid $2,533 of the total $3,081 in interest accrued on this loan.

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

We issued an additional 100,000 shares of common stock to Mr. Frank on July 22, 2003, with a fair market value of $0.20 per share, in payment of $20,000 in interest accrued on the above loan through June 30, 2003.

Options Issued to Employees

On January 20, 2003, the Company granted options to purchase a total of 500,000 shares of common stock to two employees for services to be rendered.  The options are exercisable at $0.29 per share, vest in four equal annual increments of 125,000 commencing on the grant date, and expire in January 2013.

On June 20, 2003, we granted options to purchase 25,000 shares of common stock to a new employee at an exercise price of $0.24 per share.  The options vest in equal installments over a five-year period commencing on the date of grant and expire on June 20, 2008.

Warrants Issued to Employees

On July 31, 2003, the Company’s subsidiary, Micro Imaging Technology (MIT), granted a total of 585,000 warrants to purchase its common stock to various employees of the Company and MIT at an exercise price of $0.10 per share.  The options are exercisable at the date of grant through July 31, 2008 and exercise is subject to continued engagement by the Company.

Warrants Issued to Consultants

In March 2003, we issued warrants to purchase 60,000 shares of common stock to one individual for consulting services.  The warrants are exercisable at $0.13 per share and expire in March 2008.  A consulting expense of $7,200 relating to these services was recognized for the nine months ended July 31, 2003.

On July 31, 2003, MIT granted five-year warrants to purchase 75,000 shares of its common stock to a consultant for services to be rendered.  The warrants are exercisable at $0.10 per share, vest in equal installments and expire on July 31, 2008.

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

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net loss, as reported:	$(212,605)	$(394,137)	$(967,449)	$(1,106,808)

Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(51,920)	(137,933)	(136,190)	(258,203)

Pro forma net loss:	$(264,525)	$(532,070)	$(1,103,639)	$(1,365,011)

Earnings per share:
Basic and diluted, as reported	$(0.02)	$(0.04)	$(0.08)	$(0.10)

Basic and diluted, pro forma	$(0.02)	$(0.05)	$(0.09)	$(0.13)

Weighted average shares outstanding	11,898,792	11,252,444	11,699,817	10,860,411

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2003 and July 31, 2002 as follows:

	2003	2002
Stock options and warrants	4,830,000	6,387,703
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	5,846,479	7,404,182

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

Business Segment Information:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Revenue:
EDI/Membrane	$494,457	$309,691	$1,101,013	$1,093,868
MI	—	—	—	—
Total revenues	$494,457	$309,691	$1,101,013	$1,093,868

Operating Loss:
EDI/Membrane	$65,048	$(87,486)	(109,781)	$(150,033)
MI	(84,721)	(105,531)	(248,107)	(295,912)
Corporate	(148,964)	(146,011)	(489,078)	(539,117)
Total operating loss	$(168,637)	$(339,028)	$(846,966)	$(985,062)

Depreciation and Amortization:
EDI/Membrane	$29,133	$38,356	$97,988	$118,087
MI	1,257	987	3,730	3,069
Corporate	15,921	17,962	49,412	54,592
Total depreciation and amortization	$46,311	$57,305	$151,130	$175,748

Expenditures for Long Lived Assets:
EDI/Membrane	$7,520	$5,114	7,520	$16,455
MI	—	—	—	—
Corporate	—	—	—	—
Total expenditures for long lived assets	$7,520	$5,114	$7,520	$16,455

GEOGRAPHIC INFORMATION:

Revenues:
United States	$271,928	$68,540	$437,613	$455,010
Asia	90,486	153,698	320,495	330,854
Europe	132,043	73,933	335,705	239,467
Other foreign countries	—	13,520	7,200	68,537
Total revenues	$494,457	$309,691	$1,101,013	$1,093,868

	July 31, 2003	October 31, 2002
Identifiable Assets:
EDI/Membrane	$440,163	$537,238
MI	10,668	14,398
Corporate	2,490,387	2,534,525
Total identifiable assets	$2,941,218	$3,086,161

7.                    Subsequent Events

On August 4, 2003, the Company reacquired 450,000 shares of the Common Stock of MIT stock from a former consultant who purchased 500,000 shares of the subsidiary for $0.01 each under the terms of a September 2000 consulting agreement.  To reacquire the shares, the Company issued 22,500 shares of its Common Stock, with a fair market value of $4,500 or $0.20 per share, and five-year warrants to purchase 100,000 shares of Electropure, Inc. common stock exercisable at $0.20 per share.  The Company also extended the expiration date on previously issued warrants to purchase 200,000 shares of Electropure, Inc. common stock at $0.78125 per share for a period of two years to September 11, 2007.  The fair market value of this transaction will be recorded as a reduction in minority interest in the MIT subsidiary.

On August 19, 2003, the Board of Directors authorized an offering of up to 1,500,000 shares of the Common Stock of Micro Imaging Technology in conjunction with a private placement offering of 60 Units of the combined securities of Electropure, Inc. and its Nevada subsidiary, MIT.  Each Unit consists of 25,000 shares of MIT Common Stock, a four-year warrant to purchase 12,500 shares of MIT Common Stock at $2.00 per share, and a four-year warrant to purchase 12,500 shares of Electropure, Inc. Common Stock at $1.00 per share.  The purchase price for each Unit is $25,000 and the offering expires on September 30, 2003.

Our largest shareholder, Anthony M. Frank, purchased 16 Units of the above private placement offering on September 9, 2003 for $200,000 in cash proceeds and the conversion of $200,000 in principal loans he made to the Company between December 18, 2002 and January 9, 2003.

On August 5, 2003, the Company signed an agreement with America China Technology Systems LLC (ACTS) for the development of business opportunities in China for the rapid microbe detection and identification technology created by Electropure’s subsidiary, MIT.  ACTS will seek to develop relationships with one or more Chinese companies to market MIT technology-based products in China, most likely involving license payments to MIT for selected hardware and software components.

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

Results of Operations

References to fiscal 2002 and fiscal 2003 are for the nine months ended July 31, 2002 and 2003, respectively.

Net sales in the nine months ended July 31, 2003 increased by $7,145 from $1,093,868 in fiscal 2002 to $1,101,013.  The increase signals a slow revival of the economic environment and in capital spending for water treatment products in many of our target markets.  Slow to recover, however, has been the power generation industry which marked deteriorating sales beginning in 2002 from delays and cancellations of new generation plants being constructed.  While sales for the first six months of fiscal 2003 lagged, net sales for the three month period ended July

31, 2003 increased by $184,766, or 60%, compared to the prior year period, indicating a stronger demand for our EDI products as industry sales appear to be on the rise.

From a geographic perspective, net sales in the United States declined by $17,397, or 3.8%, in fiscal 2003 compared to the prior fiscal period, as did sales in Asia by approximately 3.1%, or $10,359.  In contrast, sales in Europe increased in fiscal 2003 by $96,238, or by 40%.  The rise in net sales during the three months ended July 31, 2003 reflected a 297% increase in domestic sales and an net decrease of 63% in sales to foreign customers compared to the prior year three month period.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased to 77% of revenue for fiscal 2003 compared to 86% of revenue for the nine months ended July 31, 2002.  This decrease is primarily due to a reduction in inventory-related charges for warranty repairs and replacements of EDI products.  The three months ended July 31, 2003 showed a decrease in cost of sales as a percentage of sales at 64% compared to the comparable three months in 2002 at 96%.  This decrease is predominantly due to increased unit sales volume during the relevant three months which allowed for fixed costs to be allocated over a higher number of EDI products sold.

Research and development expenses for the three and nine month periods ended July 31, 2003 decreased by $20,090 and $48,381, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.  The decrease was primarily due to a reduction in personnel related expenses and a decrease in patent expenses.

Sales, general and administrative expenses increased by $13,928 and $6,340 for the three and nine months ended July 31, 2003 as compared to the same periods in 2002.  Overall,  these increases represent a rise in legal and insurance costs, as well as marketing expenses and sales commissions paid on an increased number of products sold in the current period.  The increase was significantly offset, however, by reductions in the expense related to options and warrants issued to employees and consultants.

Interest income is generated from short-term investments and decreased by $587 and $511 for the three and nine months ended July 31, 2003 over the prior year periods.  Interest expense for the three months ended July 31, 2003 decreased by $11,712 compared to the comparable prior period and increased by $5,498 for the nine months ended July 31, 2003 over the prior year.  The difference relates to expenses tied to the refinancing of the mortgage on the building we occupy which occurred in June 2002.  Interest accrued on a lower principal mortgage through the June 2002 refinancing event accounted for the swing in interest expenses during the three and nine months periods.

Components of other income (expense), other than interest, increased by $16 and $7,272 for the three and nine months ended July 31, 2003 compared to the prior year periods and primarily relates to an increase in sublease income.

We recorded the minimum state income tax provision in fiscal 2002 and 2003 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2003, we had working capital deficit of $1,897,360.  This represents a working capital decrease of $1,547,107 compared to that reported at October 31, 2002.  Including a $142,771 increase in accounts payable, the working capital decrease includes a $451,513 net increase in notes payable and accrued interest of $28,548 as well as the reclassification of a $1,000,000 loan due in January 2004 to a current liability.  The working capital decrease in fiscal 2003 was partially offset by a $45,808 increase in inventories and a $44,139 reduction of other current liabilities.

Our primary sources of working capital have been from short-term loans and from the sale of private placement securities.  During fiscal 2003, we received $50,000 in net proceeds from the sale of 227,273 shares of common stock to our largest shareholder.  We also received $450,000 in short term loans from this shareholder and a $200,000 loan from an unaffiliated third party during the nine months ended July 31, 2003.

Sales of our EDI and membrane products during the nine months ended July 31, 2003 amounted to $1,101,013.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of July 31, 2003, we had accepted firm orders for delivery of unshipped EDI modules valued at $94,874.

Plan of Operation

In the opinion of management, available funds, accounts receivable, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through September 2003.  Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2002 which raises substantial doubt about our ability to continue as a going concern.

In January 2004, a $1 million loan from our largest shareholder will become due and payable.  Currently, this loan is secured by a second deed of trust on the building which we purchased in January 2001.  We anticipate that if we are not in a position to satisfy the loan when it comes due, that we will seek to refinance the note either directly with the noteholder or with a third party which has not yet been identified.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

On February 21, 2003, we filed a Complaint in Superior Court for the County of Orange, California, Case No. 03 CC 03606, against Omexell, Inc. of Houston, Texas, for unfair business practices, trade libel and other related causes of action.  The lawsuit alleged that the defendants disparaged the Company’s business in an attempt to disrupt its business relationships by using unfair business practices.  The lawsuit sought to enjoin the defendant from further unfair business practices and sought $10 million in compensatory and punitive damages.

On July 18, 2003, the California Court granted Omexell’s motion to quash service and dismissed the Complaint ruling that it had no jurisdiction over the Texas-based company.  Electropure is considering further action if it should become necessary.

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

On April 15, and July 22, 2003, we issued 307,692 and 100,000 shares of common stock to our largest shareholder in payment of $40,000 and $20,000 in interest accrued on a loan, respectively.

On June 20, 2003, we granted options to purchase 25,000 shares of common stock to a new employee for services to be rendered.  The options are exercisable at $0.24 per share and expire in June 2008.

On July 31, 2003, the Company’s MIT subsidiary issued warrants to purchase a total of 660,000 shares of MIT common stock at $0.10 per share to various employees and one consultant of the Company.  The warrants expire on July 31, 2008 and vest in equal annual increments over a five-year period commencing on the date of grant.

Item 3.                     Defaults Upon Senior Securities

We are currently in default on the payment of a $150,000 loan, at 8% annual interest, made to the Company by the Anthony M. Frank Defined Benefit Pension Plan on May 3, 2002.  The principal and interest accrued on the loan, for a total sum of $164,000, was due on July 3, 2003.  No provision has been made as of the date of this report to pay this obligation.

Item 4.                     Submission of Matters to a Vote of Security Holders

None.

Items 3 and 5 omitted as not applicable.

Item 6.                     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10.10.AQ	Stock Purchase Agreement with Anthony M. Frank - 11/08/02 *

	10.10.AR	Debt Conversion Agreement (Keogh) - 04/15/03 **

	10.10.AS	Debt Conversion Agreement (Pension) - 04/15/03 **

	10.10.AT	Second Deed of Trust and Security Agreement (Keogh) - 05/12/03 **

	10.10.AU	Second Deed of Trust and Security Agreement (Pension) - 05/12/03 **

	10.10.AV	8% Convertible Term Note - 12/02/02 **

	10.10.AW	8% Convertible Term Note - 12/18/02 **

	10.10.AX	8% Convertible Term Note - 01/09/03 **

	10.10.AY	8% Convertible Term Note - 01/23/03 **

	10.10.AZ	8% Convertible Term Note - 02/23/03 **

	10.10.BA	Debt Conversion Agreement (Keogh) - 07/22/03 ****

	10.10.BB	Debt Conversion Agreement (Pension) - 07/22/03 ****

	10.10.BC	Subscription Agreement, September 9, 2003 *****

	10.10.BD	Debt Conversion Agreement (Keogh) - 09/09/03 *****

	10.55	Amended and Restated Loan and Supply Agreement with Ecolochem - 04/24/03 ***

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Previously filed on November 12, 2002 in connection with Amendment No. 17 to Schedule 13D filed on behalf of Anthony M. Frank.

	**	Previously filed on May 15, 2003 in connection with Amendment No. 18 to Schedule 13D filed on behalf of Anthony M. Frank.

	***	Previously filed on June 16, 2003 in connection with Registrant’s Form 10-QSB for the fiscal quarter ended April 30, 2003.

	****	Previously filed on July 24, 2003 in connection with Amendment No. 19 to Schedule 13D filed on behalf of Anthony M. Frank.

	****	Previously filed on September 10, 2003 in connection with Amendment No. 20 to Schedule 13D filed on behalf of Anthony M. Frank.

(b)	Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 10, 2003

ELECTROPURE, INC.

By	/S/ CATHERINE PATTERSON
Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)