Form 10KSB
period 2003-10-31
ELECTROPURE INC
filed 2004-03-01
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.     ☒

The registrant’s revenues for the twelve months ended October 31, 2003 were $1,444,805.

As of February 18, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,666,350, based on a closing price for the common stock of $0.36 on the OTC Bulletin Board on such date.

At February 18, 2004, 12,178,176 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Forward-Looking Statements

This Annual Report on Form 10-KSB, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements.  Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

DEVELOPMENT OF OUR BUSINESS

ELECTROPURE EDI

We manufacture and market the “EDI” series of electrodeionization water treatment devices for commercial and industrial high purity water applications.  The EDI product is marketed to original equipment manufacturers, also known as OEM’s, as a specialized component for water treatment systems designed to provide ultrapure water to market segments whose major customers include, but are not limited to, semiconductor, pharmaceutical and power generation companies, as well as laboratories and petrochemical companies.

The membrane division of this subsidiary also offers for sale a line of proprietary ion exchange membranes which we manufacture in-house primarily for utilization in our EDI products.

The EDI Technology

The need to satisfy the increasing demand for high purity water in a variety of industries can now be achieved through our proprietary electrodeionization process.  The EDI design combines two well-established water desalination technologies — electrodialysis and ion exchange deionization. Through this technique, dissolved salts can be removed at low energy costs, and without the need for chemical regeneration.  The result is high quality water of multi-megohm/cm resistivity that can be produced continuously at substantial flow rates.

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

We redesigned the EDI module, called  “XL by Electropure”, to improve integration into water treatment systems with all water connections on the module face and all electrical connections on the rear of the module.   The EDI module is 9” wide and 22” high and ranges in depth from 6” to 14” for flow rates ranging from 1/4 to 10 gpm, respectively.  The product has no moving parts and is capable of continuously producing ultrapure water.  The module is marketed to original equipment manufacturers of water treatment equipment for incorporation into a water supply system complete with pre-treatment components such as reverse osmosis, filters, softeners, etc., a power supply, and desired gauges and monitors.  This system would then be connected to the incoming water line, to a drain line and to an electrical source.

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

Modularized designs, which allow for the connection of additional modules in parallel formations, increase a system’s capacity exponentially to service installations requiring up to hundreds of gallons per minute.   In addition to its cost-effective operation, a major environmental and competitive benefit of the EDI technology is that it does not require the addition of chemicals for resin regeneration which most other competitive processes do require.

XL-500 MODULE ARRAY

We believe that the major advantage of the EDI technology over systems utilizing ion exchange resins only is the efficient recharging of the resins without the extensive use of caustic and acid chemicals which increases costs and add excessive contamination to the system’s waste water. We believe that the primary advantage of the EDI technology over products using distillation and reverse osmosis is its ability to utilize electrical and chemical properties of the water molecule and of naturally occurring salts, instead of merely physical properties, in separating water from the dissolved mineral ions.  The EDI can operate without booster pumps or holding tanks and the EDI module achieves a high flow rate with relatively smaller sized and less expensive equipment.

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

Our belief as to the expected advantages of the EDI technology is based upon our experience with prototypes, pilot production units, products sold by our former licensee, and the more than 1,350 EDI products sold through October 31, 2003. The EDI technology incorporates a number of design improvements to the original EDI patent. We intend to conduct continued product development on the EDI technology, with an eye toward improving the technology while reducing manufacturing costs and expanding our market reach.

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

In addition to the proprietary ion exchange membranes we manufacture in-house for utilization in our EDI products, the EDI membrane division offers a line of solvent-based coated membranes under the product name “Excellion” which are sold to OEM’s of stabilizing equipment for electrodeposition automotive and appliance painting.  Customers for these membranes generally make cyclical bulk purchases which may be spread over a year or longer.  During the year-ended October 31, 2003, we recorded gross revenues of $5,958 on the sale of membranes to such customers.

MICRO IMAGING TECHNOLOGY

In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water.  This acquisition provides the basis for our proposed development of near “real-time” fluid monitoring systems for water monitoring as well as food processing and clinical applications.  This technology and the EDI technology are not intended to be integrated into one product.

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

The feasibility of the technology had already been confirmed, although never commercialized in this area of application, during a study by Wyatt for the U. S. Army through a Small Business Innovative Research program conducted in the 1980’s. We believe that the technology for this application may well represent a major opportunity on a worldwide basis for future growth of consumer market products and the currently available instrumentation and methods being developed by us appear to provide a more immediate path to developing the technology for this concept.

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

The Center for Disease Control and the Environmental Protection Agency have developed a national “surveillance system” to monitor and track the incidences of water borne diseases, including those associated with Cryptosporidium and Giardia contamination.  However, this system relies upon standard water sample gathering and analysis and recognition of outbreaks after they occur.  The CDC documents an average of 15 to 20 waterborne outbreaks throughout the country each year.  Experts speculate, however, that the numbers are much higher since illnesses caused by waterborne diseases are often mistaken for the stomach flu or intestinal disorders.  During 1999-2000, the CDC reported 2,068(2) cumulative Cryptosporidiosis cases in the U.S. alone.  Cryptosporidiosis was brought to national attention in 1993 in a Milwaukee incident, when more than half of the total population of the city became ill, with more than 4,000 hospitalized and 100 deaths.  Particularly susceptible were immunocompromised persons.

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

This method of “surveillance” is recognized as woefully inadequate by the water industry.  While it serves to provide incidence statistics, it is operationally ineffective since problems are detected after the water already has been delivered.  By the time positive detection is made, it is not possible to take corrective action to prevent exposure.  Corrective actions are limited to often extreme and expensive solutions such as general boil orders or a total water system shutdown.  These actions serve to only limit the initial outbreaks, rather than to prevent them.

A system that would provide for “real-time” contaminant detection and monitoring could prevent or limit outbreaks, save lives and be less expensive.  The availability of this technology would clearly represent a leap forward in water delivery and monitoring.    The proposed system would monitor the laser light scattering properties of each particle passing through the detector region and software would examine the measurements and decide whether the particle was a parasite.

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

The clinical and food processing applications for our MIT System will undergo stringent and lengthy regulatory approval processes, including clinical trials.  We anticipate that the MIT System for clinical and food processing applications may be ready for commercialization as soon as 2004.   However, no assurances can be given as to when or if we may offer an MIT System for sale since it is likely subject to regulatory approvals.

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

The Market for Water Purification

Water is essential to life, and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. Growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature’s ability to supply potable water. The United Nations focused attention on the world’s water problem in 1980 and allocated $300 billion to the development of solutions to the problem.  The problem remains a global issue today.

Beyond the need for water which is merely fit for human consumption is the demand for “high purity” water which is usable for purposes other than drinking, such as cleaning or industrial processing.  Such water requires the removal of contaminants that interfere with the intended use.  In fact, examination of municipal water use reveals that less than one percent of the water is actually used for human consumption, the remainder being used for industry, irrigation, bathing, laundry, etc.  Enhanced treatment of water at the point of use, therefore, is an economically viable solution for compliance with stringent standards imposed by users of high purity water. The three largest users of ultrapure water, wherein the EDI product finds its market, are the power generation, semiconductor and pharmaceutical industries.

The quality of the world’s water supplies continues to deteriorate.  Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone, have been the precursors of an increased need for high purity process water and for water purification equipment.  We believe that the industry remains in a major growth cycle and there are about 40 major companies in the world active in supplying high purity-related goods and services with an estimated 13,500 customers in the United States alone.

The EDI module was developed for the ultrapure light industrial segment of the water treatment market, i.e., pharmaceuticals, electronics, medical and research laboratories.  We sell these products through manufacturers of commercial water treatment equipment in the United States and in foreign countries.

We believe that a substantial market currently exists for EDI technology in the commercial and light industrial market sector where ultrapure water is a necessity in manufacturing and where chemically pure water is demanded for laboratory uses.  The electro-regeneration feature of the EDI technology is considered a significant advantage over existing demineralization technology.  The existing XL module will provide ultrapure water at a rate of 1/4 to 10 gpm and higher volumes in parallel formations, which is generally ample for the needs of the OEM’s marketing to these various end users.

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

During the fiscal year ended October 31, 2003, approximately 66% of our sales revenues for EDI products were made to foreign customers, with our second largest customer in Japan, Mihama Corporation, representing approximately 8% of our overall EDI sales.  Our largest customer, Ecolochem, headquartered in Virginia, represented approximately 23% of EDI sales during fiscal 2003.

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

substantial operating cost savings over service or batch deionization.  Comparison tests have shown that our EDI technology is also more efficient than the U.S. Filter/Ionpure product, resulting in better performance and a lower operating cost.  Ionics, Inc., G. E. Power/Ecell Inc., and Christ, Ltd. also manufacture and market electrodeionization technology.  See Part I - “Description of Business - Patents and License Agreements” for information regarding non-exclusive license arrangements we entered into with U.S. Filter (Polymetrics) and G. E. Power/Ecell (Glegg Water Conditioning).

The technology directly competitive with electrodeionization is service deionization.  The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water,  U. S. Filter, and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of U.S. Filter/Culligan and other water conditioning companies.  We believe that our EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization.  Our marketing challenge will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization.  With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer.  The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis.  Regeneration is done at the service company’s facility so that the customer does not have to handle or dispose of resulting toxic chemical waste.

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

With regard to the proposed Micro Imaging Technology System, there are established methods of testing currently employed by both public and private agencies.  However, these methods are labor intensive, expensive and time consuming, and do not provide the near “real time” monitoring capabilities which our  product, if it can be developed, would purport to offer.

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

We provide for any warranty adjustments as they become known and estimable.  We estimate that repairs and replacements for the fiscal year ended October 31, 2003, amounted to approximately 15% of cost of goods sold and have accrued for estimated warranty expense in fiscal 2004 based upon experience and trends.

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

Patents and License Agreements

Some technology used by the EDI technology was covered by U.S. Patent No. 4,465,573, issued to Harry M. O’Hare, Sr., which expired in August 2001.  Corresponding foreign patents have been granted on the EDI technology in Austria, Belgium, France, Great Britain, Luxembourg, Switzerland and Germany and also expired in May 2002.  Improvements in the EDI technology involve upgrades of various components, including ion permeable membranes, front and rear manifolds, and product water and waste water compartments.  These improvements increase performance quality and decrease production costs.

Harry M. O’Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with us in 1986. In May 1987, Mr. O’Hare assigned all of his interest, including rights to future royalties, in the patent covering the EDI technology to us.  The License Agreement granted to us an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the patent and any improvements thereon or under corresponding foreign patents for the life of the patents.  We are obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $51.00 for each EDI technology system sold or placed in service by us and our licensees during the life of the patent.  The original U.S. patent on the EDI technology expired in August 2001 and corresponding foreign patents expired in May 2002.  Royalties of approximately $40,300 have been accrued on products sold through the expiration date of the patents and are currently payable.

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology.  We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003.     Corresponding foreign patents are pending in Europe, Australia, Mexico and Japan.

On January 7, 2003, we were granted U.S. Patent No. 6,503,957 on the ion permeable membrane technology acquired from Hydro Components.  Corresponding foreign patent applications have also been filed on the membrane technology in Europe, Canada, Israel, Japan, Korea and Taiwan.  Because the review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, foreign patents will be issued for any of our pending applications. The existence of a patent may not provide us any meaningful protection because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce patent rights.  We do not believe that any of our individual patents is of sufficient importance that its termination or expiration would have a material adverse effect on the Company.  Conversely, we believe that our manufacturing know-how and trade secrets may be more significant to our business than trademark or patent protection although we will continue to apply for patents on any inventions or improvements made in the normal course of our business.

We have not secured a registered trademark or trade name for “EDI”, “XL”, “Excellion”, “Hydro Components”, or “Micro Imaging Technology.”

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

We believe that the EDI ultrapure technology, which is not intended for drinking water applications, is not subject to the above laws.  However, if we offer applications of the EDI technology to, for example, hospitals, these products will require approval by Underwriter’s

Laboratory or equivalent organization.  We will seek all necessary approvals or certifications for our current and future products.

Research and Development

During fiscal 2003, we expended $417,782 primarily on our Micro Imaging Technology research program to develop a contaminant detection and monitoring system derived from the technology acquired from Wyatt in October 1997.  We concluded Phase 1 research on the Micro Imaging System and initiated phase two of our research program in 1998.  We expect to continue to incur additional research and development costs on this MIT System project through product development.  We also conducted minimal research and development on EDI and Membrane related activities focused on reducing production costs.

During fiscal 2002, we spent $444,958 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a consequence of our production activities.  Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2003, we employed 19 full-time employees, of which fourteen were engaged in marketing, development, production and design; four in administrative, accounting and clerical functions; and three are engaged in research and development of the Company’s proposed MIT System.  To implement our business strategies, we have hired and anticipate that we will continue to hire additional employees in fiscal 2004.  However, we cannot predict with any certainty when we will hire any additional personnel.  We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.  Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

From our inception in 1979 through October 31, 2003, we have accumulated a loss of $27,524,325 and a net stockholders’ deficit of $1,368,208.  The accumulated loss is principally due to expenses incurred in the development of the EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997.  The report of our independent auditors for the fiscal year ended October 31, 2003 contains an explanatory paragraph as to our ability to continue as a going concern.  Our financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

We could suffer losses and negative public relations if our products contain defects

Our EDI product is complex and there may be undetected design or manufacturing defects when products are introduced or as new models are released.  We have in the past discovered product defects after delivery to customers which have resulted in additional development expenses and warranty costs to repair or replace the products involved.  Through 2001, these additional costs have not been material.  However, we estimate that warranty expenses during fiscal 2003 increased our cost of sales by approximately 15%.  Though we expect revenues to increase in fiscal 2004, we anticipate that warranty costs for the coming year will steadily decline due to corrective measures employed.  We have accrued a warranty reserve equal to approximately 10% of 2003 revenues to cover any warranty expenses incurred during 2004.  We will evaluate the potential for changes in warranty estimates as experience dictates and use the results of these evaluations to adjust recorded provisions accordingly.

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

We also have two U.S. patents on our MIT technology and corresponding foreign patent applications are currently in process.  Similar risks will apply to any products developed by MIT and no assurances can be given that any current or future patent applications will be approved in a timely fashion, or at all.

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

Item 2 .                                Properties

Effective February 2, 1998, we entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office space, manufacturing and warehousing located at 23456 South Pointe Drive, Laguna Hills, California  92653.  We formed Electropure Holdings, LLC, a wholly-owned limited liability company and on January 31, 2001 the LLC purchased the property for a total purchase price of $2,454,552.   We financed substantially all of the purchase price with a $1,375,000 loan from a real estate mortgage lender and a $1,000,000 private loan from our largest shareholder bearing 8% annual interest. See Item 12 - “Certain Relationships and Related Transactions - Anthony M. Frank.”   The principal balance on the loan from our shareholder was $1,000,000 as of the fiscal year ended October 31, 2003.

In June 2002, the LLC refinanced the building through a commercial mortgage lender for proceeds of $2 million.  The loan is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank.  Of the proceeds received, $1,444,224 was utilized to satisfy the balance due on the first mortgage loan and for closing costs associated with the new mortgage.  The loan terms provide for no pre-payment penalty, an adjustable interest rate of no less than 7% and no more than 13.5% per annum, adjustable semi-annually, with an initial interest rate of 7%.  The loan, which is collateralized by a deed of trust on the building, is amortized over 25 years and is payable in monthly installments subject to the above semi-annual interest rate adjustment, with the balance of $1,423,389 due in full on July 1, 2012.   The current monthly mortgage payment on this loan is $14,096.92.

As of the fiscal year ended October 31, 2003, we owed the principal amount of $1,956,653 to the commercial mortgage lender on this building, including an $80,000 non-interest bearing deferred disbursement of the loan proceeds.  Such proceeds are to be released by the lender once the Company has posted a net profit after tax for four consecutive fiscal quarters and the Company’s financial statements are not subject to a going concern qualification by its independent auditors.

We are currently negotiating to refinance the mortgage on the building in order to both lower the annual interest rate and to utilize some of the equity in the building as short term working capital.

We occupy 20,000 square feet of the above building and sublease approximately 10,000 square feet of this facility to an unaffiliated third party which utilizes the space to warehouse and distribute heating and cooling parts and equipment.  We receive $10,000 per month from the sublessee on the current sublease extension through March 2004.   We are currently negotiating an extension with our sublessee.

Management believes that our present facilities are adequate for all of our current operations, and those contemplated for the foreseeable future.  We also believe that our property is adequately covered by insurance.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                                                         Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is currently quoted in the OTC Electronic Bulletin Board market as a “penny stock” under the symbol “ELTP.”   The following table sets forth the high and low bid prices for the common stock, as reported on the Bulletin Board or “pink sheets,” for the quarters that the securities were traded.  The quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not represent actual transactions.

		Common Stock Bid Prices
		High	Low
Fiscal 2002	First Quarter	0.62	0.39
	Second Quarter	0.46	0.38
	Third Quarter	0.40	0.38
	Fourth Quarter	0.36	0.36
Fiscal 2003	First Quarter	0.32	0.10
	Second Quarter	0.18	0.13
	Third Quarter	0.25	0.14
	Fourth Quarter	0.45	0.14
Fiscal 2004	First Quarter (through February 18, 2004)	0.36	0.20

The market for the common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2003 the Company had approximately 760 holders of record of its common stock.

On November 8, 2002, we sold 227,273 shares of Common Stock to Anthony M. Frank, our largest shareholder, for net proceeds of $50,000, or $0.22 per share.

During the twelve months ended October 31, 2003, the Company issued 474,359 shares of common stock to, with fair market values ranging from $0.13 to $0.30 per share, in payment for a total of $80,000 in accrued interest on a $1 million loan made by Anthony M. Frank in January 2001.  The shares issued satisfied interest accrued on the loan through September 30, 2003.

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

On August 4, 2003, the Company reacquired 450,000 shares of the Common Stock of MIT from a former consultant in exchange for 22,500 shares of Electropure, Inc. common stock, with a fair market value of $4,500 or $0.20 per share; five-year warrants to purchase 100,000 shares of Electropure, Inc. common stock exercisable at $0.20 per share; and a two-year extension of the expiration date on previously issued warrants to purchase 200,000 shares of Electropure, Inc. common stock at $0.78125 per share for a period of two years to September 11, 2007.

On September 9, 2003, our largest shareholder purchased 16 Units of a private placement offering of securities for $200,000 in cash proceeds and the conversion of $200,000 in principal loans he made to the Company between December 18, 2002 and January 9, 2003.  The private placement Units represent 400,000 shares of common stock and warrants to purchase 200,000 shares of common stock of Micro Imaging Technology at $2.00 per share as well as warrants to purchase 200,000 shares of Electropure, Inc. common stock at $1.00 per share.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2003 with respect to shares of our common stock that may be issued under equity compensation plans.  See also Item 10 - “Executive Compensation-Stock Option Plan”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	755,000	$0.81	245,000
Equity compensation plans not approved by security holders	285,000	$0.33	—
	(1)
Total	1,040,000	$0.67	245,000

(1)                                  Consists of 285,000 options issuable subject to approval by our shareholders of an increase in the authorized number of shares issuable under our existing stock option plan or a new plan to be approved by the shareholders.  Excludes 450,000 options issuable at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary.

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

Item 6.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Fiscal Years Ended October 31, 2003 and 2002

Net sales increased in fiscal 2003 by $32,019 as compared to fiscal 2002, which included $5,958 in revenues from the sale of membrane products to outside customers.  Adjusted to reflect the sale of membrane products, net sales of EDI products in fiscal 2003 increased by $80,730 compared to fiscal 2002.  This represents a 6% increase in EDI sales over fiscal 2002.  Our marketing efforts seek to heighten demand for our EDI products and increase penetration of an expanding ultrapure water market and we did result in moderate growth in both 2002 and 2003.  However, we believe that the overall downturn in the power generation industry during fiscal 2002 has been a limiting factor in our sales growth and we anticipate that our sales will increase as the power generation industry rebounds.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold.  Cost of goods as a percentage of sales decreased to 87% in fiscal 2003 from 100% for the prior fiscal period.  The decrease is primarily attributable increased production efficiency.

Research and development expenses for the fiscal year ended October 31, 2003 decreased by $27,176 compared to fiscal 2002.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.  We have also continued to conduct research and development activities relating to our ion-exchange membranes, our EDI product, and a power supply for our EDI product.  The decrease in research and development expense in fiscal 2003 primarily reflects reduced expense related to the costs of patent applications.

Sales, general and administrative expenses increased in fiscal 2003 by $5,950 compared to 2002.  The increase in fiscal 2003 reflects a reduction in costs and expenses for patent filings and consulting fees which were offset by an the $50,500 expense incurred from the repurchase of the common stock of the Company’s MIT subsidiary from a former consultant.

Interest income arose from short-term investments and decreased by $894 and $3,291 in fiscal 2003 and 2002, respectively.  These decreases reflect the continued depletion of available working capital.

Interest expense for fiscal 2003 increased by $27,215 from 2002.  The vast majority of interest expense incurred by the Company relates to the January 2001 purchase and subsequent June 2002 financing of our building.  However, interest expense also increased due to the additional borrowings made by the Company in fiscal 2003.

Components of other expense in fiscal 2003 decreased by $8,007 compared to the prior year period.  We realized sub-lease income of $120,000 in fiscal 2003.  In fiscal 2002, we recognized a $161,173 net gain on sale of hydro components assets in November 2000.  During fiscal 2002, the Company reclassified $6,500 of sublease income to properly record a security deposit paid by its current sublessee in a prior year, which represents the primary portion of the decrease in components of other expense in fiscal 2003.

We recorded the minimum state income tax provision in fiscal 2003 and 2002 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2003, we had working capital deficit of $1,907,433.  This represents a working capital decrease of $1,557,180 compared to that reported at October 31, 2002.  The decrease includes a $32,000 increase in warranty reserve, a $1,250,000 increase in current notes payable to the majority shareholder, increases in accounts payable and interest accrued on notes payable in the sum of $117,000 and $38,000, respectively.  The decrease also reflects a reduction in trade accounts receivable and prepaid legal expenses totaling an estimated $130,000.

Our primary sources of working capital have been from short-term loans and from the sale of private placement securities.   Between December 2002 and February 2003, we borrowed a total of $450,000 from Mr. Anthony Frank, a major shareholder, at an 8% annual interest rate.  On November 7, 2002, Mr. Frank purchased 227,273 shares of common stock of Electropure, Inc. in a private purchase transaction for total proceeds of $50,000 and on September 9, 2003, Mr. Frank purchased sixteen (16) units of a private placement offering of securities and received 400,000 shares of the Company’s Micro Imaging Technology common stock, warrants to purchase 200,000 shares of MIT common stock and warrants to purchase 200,000 shares of the Company’s common stock.  Mr. Frank paid $200,000 in cash for the above-described units and converted 200,000 in principal loans he made to the Company in December 2002 and January 2003.

The Company is in default of its obligations to pay a total of $1,250,000 in principal loans made by the majority shareholder which have come due through February 23, 2004.  We are currently negotiating and anticipate that the majority shareholder will agree to a one-year extension on these loans.

Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of October 31, 2003 and 2002, we had accepted firm orders for delivery of unshipped EDI modules valued at $80,125 and $58,000, respectively.

Plan of Operation

In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to or short term loans from our major shareholder, refinancing of our building, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through August 2004.  Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2003 which raises substantial doubt about our ability to continue as a going concern.

In May 2000, we appointed an exclusive representative to sell our EDI products to original equipment manufacturers (OEM’s) in Belgium, Luxembourg, Germany, Austria, Switzerland, France, Spain, Portugal, Italy, Greece, Hungary, Bulgaria, Romania, Czech Republic, Slovakia, Poland, Denmark, Norway, Sweden, and Finland.  The arrangement also provides that this representative may sell EDI products to both end-users and OEM’s located in The Netherlands.   The appointment provides that our representative receives a commission on all EDI orders in the stated territories.  We have entered into similar business arrangements with two other companies granting distribution and/or sales rights in Japan and India.

We are in the process of refinancing the mortgage on our Laguna Hills facility with a commercial mortgage lender in order to utilize a portion of the equity in the building as working capital.  In addition, we are negotiating with a second lender for up to $400,000 in loan proceeds to be secured by a second deed of trust on our building.  No assurances can be given that either such financings will be concluded on terms acceptable to the Company or at all.

Management believes that a large capital infusion is required to expand marketing and sales of EDI products in order to realize revenues sufficient to sustain the Company’s operations.  To this end, we are seeking working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement securities so that we may expand our EDI marketing efforts and/or further the MIT research program.  This approach is intended to optimize the value of our EDI technology and the MIT System as we discuss licensing and/or joint venture arrangements with potential candidates.  In the alternative, the Company may be required to consider the sale of its EDI or MIT subsidiaries in order to realize the working capital required to continue operations in the remaining subsidiary.  The implementation of these strategies will be dependent upon our ability to secure sufficient working capital in a timely manner and will require the approval of our shareholders if any arrangement involves the sale or encumbrance of our assets.

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

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on the Company’s financial statements.

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003.  FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary.  The adoption of FIN No. 46 did not have an impact on the financial position or results of operations of the Company.

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote.  FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have a material impact on the financial position or results of operations of the Company.

Item 7.                                   Financial Statements and Supplementary Data

See Item 13 (a)

Item 8.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9.                                   Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
William F. Farnam *	82	Director (Chairman)
Randolph S. Heidmann *	52	Director
Floyd H. Panning *	75	Director, President and Chief Executive Officer
Catherine Patterson	51	Chief Financial Officer and Secretary
Michael J. Snow	46	Vice President and Chief Operating Officer

•                  There are currently two vacancies on the Board of Directors, due to the resignations of Randall P. Frank and Arthur Lipper III in February and August 2003, respectively.

•                  All current directors serve as members of the Audit Committee, with Mr. Panning as the Chairman of the Committee.

William F. Farnam, 82, was named to the Board of Directors on August 5, 1997.  Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Los Angeles Forum for sports entrepreneur Jack Kent Cooke.  He served the City of Inglewood, California for 20 years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982.  Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California.  He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired.  Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

Randolph S. Heidmann, 52, was employed by us between September 1990 and November 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which we planned to engineer into our product line.  He was named to the Board of Directors in September 1991.  Prior to joining us, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products.  He has participated in the development of a variety of consumer electronics products and custom production test equipment.  Between 1991 and June 1999,  Mr. Heidmann served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California.  Currently, Mr. Heidmann provides independent electrical engineering consulting services.  He holds a BS degree in Physics from the University of California at Davis.

Floyd H. Panning, 75, joined the Board of Directors and was engaged by us as President and Chief Executive Officer in August 1997.  Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with us to manufacture and market the EDI technology.  He has been the president of EDI Components, a former licensee, since 1992.  Prior to forming EDI Components, Mr. Panning had founded two million-dollar revenue producing businesses that were sold in 1982.  In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers.  In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products.  As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

Catherine Patterson, 51, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984.  In June 1990, she became Chief Financial Officer.  From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Michael Snow, 46, a Ph.D. in Chemical Engineering, was named Vice President and Chief Operating Officer of the Company in January 2003.  He has been General Manager of Electropure EDI, Inc., our wholly owned subsidiary, since joining the Company in October 1998.  Dr. Snow has nine years experience in water purification industries and fourteen years experience in product development and marketing of consumer, environmental, and membrane separation devices.  Dr. Snow has an extensive background in manufacturing and quality control as well as budget and profit and loss responsibility.  Prior to joining Electropure, he was Vice President of Research and Development for Desalination Systems, Inc. from February 1992 to November 1995 where he was responsible for new product development and manufacturing processes.  From November 1995 to August 1998, Dr. Snow served as General Manager of the Membrane Division of Osmonics/Desal where he was responsible for overall operations and key customer sales for its $10 million annual membrane production operation.  He received his Bachelor of Science degree in Engineering from U.C.L.A., and his Master of Science and Ph.D. degrees in Chemical Engineering from M.I.T.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified.  Mr. Panning has a right to nominate one director.  See “MANAGEMENT - Employment Agreement.”  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 49, a Ph.D. in Physics, joined Electropure in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary.  Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis.  From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments.  He also served as project manager and technical director on various system development projects.  Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended October 31, 2003, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis.

Item 10.                            Executive Compensation

In November 1999, the Board of Directors established a Compensation and Benefits Committee to oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.    The following Directors currently serve on this Committee:  William F. Farnam.

Floyd Panning, who joined us as Chief Executive Officer in August 1997, is being compensated at the rate provided in his employment agreement that is described below under “Employment Agreement.”

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2003, 2002, and 2001 to the officers of the Company.

		Annual Compensation			Long-Term Compensation
Name	Position	Year	Salary ($)(1)	Other Compensation ($)(2)	Awards Options
Floyd Panning	President and	2003	$122,523	—	100,000
	Chief Executive Officer (3)	2002	$120,092	—	—
		2001	$114,373	—	10,000

Michael Snow	Vice President and Chief	2003	$100,000	—	350,000
	Operating Officer (4)	2002	$100,000	—	—
		2001	$100,000	—	—

Catherine Patterson	Secretary and Chief Financial Officer (5)	2003	$72,000	—	100,000
		2002	$72,000	—	—
		2001	$69,000	—	—

(1)                                  “Employment Agreement.”

(2)                                  We are not required to report the value of personal benefits unless the aggregate dollar value for 2003 was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(3)                                  During fiscal 2001, we granted Mr. Panning options to purchase 250,000 and 75,000 shares of our common stock at exercises prices of $$0.50 and $.30 per share, respectively.   On June 20, 2003, Mr. Panning surrendered such options for cancellation.  In August 2001, Mr. Panning was also granted options to purchase 10,000 shares of common stock at $0.30 per share as a stipend for his service as a Director.  The options expire on August 14, 2011.  The exercise price of all of the foregoing options was equal to the fair market value of the common stock as of the date of grant.  Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company’s subsidiary, Micro Imaging Technology, on July 31, 2003 at an exercise price of $0.10 per share.

(4)                                  Mr. Snow was granted ten-year options to purchase 300,000 shares of the Company’s common stock on January 20, 2003 at an exercise price of $0.29 per share.  The options vest in increments of 60,000 per year and were issued at the fair market value of the common stock as of the date of grant.  Additional options were granted to Mr. Snow in July 2003 to purchase 50,000 shares of the common stock of Micro Imaging Technology at $0.10 per share.

                During fiscal 2001, we granted Mr. Snow options to purchase 50,000 and 75,000 shares of our common stock at exercises prices of $$0.50 and $.30 per share, respectively.   On October 1, 2003, Mr. Snow surrendered such options for cancellation.

(5)                                  On January 11, 2001 and May 9, 2001, we granted Ms. Patterson options to purchase 50,000 and 75,000 shares of common stock at an exercise price of $0.50 and $0.30 per share, respectively.  On March 24, 2003, Ms. Patterson surrendered such options for cancellation.

On July 31, 2003, Ms. Patterson was granted options to purchase 100,000 shares of the common stock of the Company’s subsidiary, Micro Imaging Technology, at an exercise price of $0.10 per share.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.  In connection with the License Termination Agreement with EDI Components, the Board of Directors negotiated Mr. Floyd Panning’s Employment Agreement as President and Chief Executive Officer of Electropure.

Employment Agreement

Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer.  The Agreement provided that Mr. Panning can extend the term for a period of two years, which provision he exercised in August 2002. The agreement provides Mr. Panning with five weeks’ vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us.  Pursuant to the terms of the agreement, Mr. Panning also received warrants to purchase 125,000 shares of our common stock at $0.28125 per share.  The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement.   The agreement also provides for the following:

•                  A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing.  Each year thereafter, the base salary automatically increases by an amount equal to five percent.   Mr. Panning’s base salary is currently $10,210 per month and no automatic increase occurred during the fiscal year ended October 31, 2003.

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

•                  Any termination by us of Mr. Panning’s employment without cause, shall automatically accelerate the issuance of additional shares due EDI’s investors under the License Termination Agreement at the then fair market value if Mr. Panning’s successor has not been approved by simple majority vote of EDI Components’ investors, excluding Mr. Panning.

Compensation of Directors

In August 1997, we authorized an annual issuance of ten-year options to purchase up to 10,000 shares of our common stock to each Director for service to the Company at a 25% discount from the fair market value of the common stock as of the date of grant.  In accordance with this resolution, each Board member has received ten-year options to purchase up to 10,000 shares of our common stock in each of fiscal 1998, 1999, 2000 and 2001 at exercise prices of $1.375, $0.9375, $0.78125 and $0.30 per share, respectively.  The grant of such options due in fiscal 2002 and 2003 has been postponed until the matter of increasing the available shares under the Company’s 1999 Stock Option Plan has been voted upon by the shareholders.

Stock Option Plan

The Company has adopted a 1999 Stock Option Plan (the “Plan”).  Under the Plan, incentive and non-qualified stock options for 1,000,000 shares of common stock may be issued.  Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock).  Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder).  Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company.  Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table provides information about option exercises during the fiscal year ended October 31, 2003 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of Electropure common stock on October 31, 2003.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at October 31, 2003		Value of Unexercised In-the-Money Options October 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable

William F. Farnam	—	—	50,000	—	—	—
Randolph S. Heidmann	—	—	50,000	—	—	—
Floyd H. Panning	—	—	275,000	—	—	—
Catherine A. Patterson	—	—	100,000	—	—	—
Michael J. Snow	—	—	700,000	235,000	—	—
	—	—	1,175,000	235,000	—	—

On January 11, 2001, the Board of Directors authorized the issuance of up to 450,000 options to purchase common stock at $0.50 per share to the officers, current and former directors and key employees listed below.  The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the Plan.  As of the year ended October 31, 2003, the number of options granted by the Company under the Plan exceeds the total number of options authorized by the Plan by 40,000.  Such options were approved by the Board of Directors subject to shareholder approval on an increase in the Plan.

Name	Relationship to the Company	No. of Options Issuable

Floyd H. Panning	Director, President and Chief Executive Officer	250,000	(1)
William F. Farnam	Director	50,000	(1)
Randall P. Frank	Former Director	50,000	(1)
Randolph S. Heidmann	Director	50,000	(1)(2)
Communications Management Associates	Former Director	50,000	(1)(3)

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

(3)                                  Arthur Lipper III, a former Director of the Company, is an executive officer of Communications Management Associates.  Mr. Lipper has voting control, if any, and control over the disposition of the options.  Mr. Lipper, however, disclaims beneficial ownership of the options.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of February 18, 2004 with respect to the common stock, Class B common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)(2)	% of Class	Class B Common Stock	% of Class	Series C Preferred Stock(3)	% of Class	Series D Preferred Stock(4)	% of Class	Convertible Preferred Stock(5)	% of Class		% of Voting Power (6)

William F. Farnam	156,918	*	—	—	—	—	—	—	—	—

Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	7,305,283	59.5%	—	—	250,000	100%	250,000	100%	—	—		47.0%

Randolph S. Heidmann	60,000	*	—	—	—	—	—	—	—	—		*

Harry M. O’Hare, Sr. 1000 El Centro S. Pasadena, CA 91030	2,500	*	83,983	100%	—	—	—	—	931,629	35.8%		10.3%

Floyd H. Panning 23456 South Pointe Drive Laguna Hills, CA 92653	606,792	4.9%	—	—	—	—	—	—	7,500		*	4.0%

Catherine Patterson	50,112	*	—	—	—	—	—	—	2,906		*	*

Michael Snow	652,000	5.3%	—	—	—	—	—	—	—	—		4.2%

All officers and directors as a group (5 persons)	1,525,822	12.4%	—	—	—	—	—	—	10,406		*	9.9%

* Less than 1%

** Includes address of five percent or more shareholders of any class.

(1)                                  Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share.  If these shares of common stock were included, Mr. O’Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 1,525,822 shares (12.4%) of common stock, respectively.

(2)                                  Includes currently exercisable warrants or options to purchase an aggregate of 955,000 shares of common stock held by the officers and directors referred to in the above table.  See also Item 10 - “Executive Compensation - Stock Option Plan.”  Also includes currently exercisable warrants to purchase an aggregate of 900,000 shares of common stock held by Anthony M. Frank.

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

(5)                                  The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990.  The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share as of the fiscal year ended October 31, 1999.  See Part II - Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

(6)                                  Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share; Class B common stock, which carries eight votes per share; and Series C and Series D Convertible Preferred Stock, which have no voting rights.

In order to comply with conditions imposed by the Commissioner of Corporations of the State of California, in connection with the public offering of Units in June 1987, Harry M. O’Hare, Sr. and his former, late wife, Sandra O’Hare, agreed that until these conditions are lifted by order of the Commissioner, all the shares of Class B common stock and Convertible Preferred Stock held by them (except for 107,848 shares of Convertible Preferred Stock issued in July 1988 to Harry M. O’Hare, Sr.) and any common stock received upon conversion of the Class B common stock and Convertible Preferred Stock, will be subject to the following conditions which shall be referenced in a legend on the certificates for the shares:

•                  the shares will not participate in dividends, other than stock dividends;

•                  the shares will not participate in any distribution of assets in the event of liquidation; and

•                  the shares may not be transferred without prior written consent of the Commissioner except for transfer pursuant to order or process of any court.

The issuance of an order lifting the conditions is in the sole discretion of the Commissioner.  However, under the Commissioner’s Rules, such an order will generally be issued when we have demonstrated a satisfactory earnings record, as defined in the Rules, and we understand that in practice such an order will also be issued in the event of a merger, consolidation, or liquidation in which the holders of the common stock have received a satisfactory return on the shares.

In October 1998, we agreed to seek the approval of our shareholders to enter into an agreement with Mr. O’Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions.  If approved, the agreement would have provided for the transfer of all our securities held by Mr. O’Hare’s to the creditors, including us, in exchange for monthly payments of $1,000 and extinguishment of debt owed by Mr. O’Hare.  Although our shareholders approved the agreement at the Annual Meeting of Shareholders held on June 26, 1999, the Commissioner essentially indicated its intent to deny the petition under the current conditions and efforts to seek authorization for the transfer of these shares was abandoned in fiscal 2003.

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

CONVERSION DATE	DATE INTEREST ACCRUED THROUGH	NO. OF SHARES ISSUED	FAIR MARKET VALUE PER SHARE	TOTAL INTEREST CONVERTED
10/23/01	09/30/01	161,270	$0.35	$56,444
01/02/02	12/31/01	47,619	$0.42	$20,000
04/03/02	03/31/02	44,445	$0.45	$20,000
07/05/02	06/30/02	57,143	$0.35	$20,000
10/21/02	09/30/02	60,606	$0.33	$20,000
4/15/03	03/31/03	307,692	$0.13	$40,000
7/22/03	06/30/03	100,000	$0.20	$20,000
10/13/03	09/30/03	66,667	$0.30	$20,000
01/22/04	12/31/03	100,000	$0.20	$20,000
		945,442		$236,444

On November 8, 2002, Mr. Frank purchased 227,273 shares of common stock for net proceeds of $50,000, or $0.22 per share.

On September 9, 2003, Mr. Frank purchased 16 units of a private placement offering of the combined securities of Electropure, Inc. and its subsidiary, Micro Imaging Technology (MIT), for total proceeds of $400,000.  Mr. Frank received 400,000 shares of the common stock of MIT and warrants to purchase 200,000 common shares of MIT at $2.00 per share expiring on September 30, 2007, as well as warrants to purchase 200,000 shares of Electropure, Inc. at $1.00 per share, also expiring on September 30, 2007.  The total purchase price for the 16 units was $400,000, or $25,000 per unit, and was paid with $200,000 in cash and the conversion of $200,000 in principal loans made to the company on December 2, 2002 and January 9, 2003.

Between December 2, 2002 and February 23, 2003, Mr. Frank loaned the Company a total of $450,000, all maturing one year from the loan date and bearing 8% annual interest.  Of such loans, Mr. Frank converted $200,000 to purchase the above-described MIT private placement securities.

Mr. Frank made three (3) additional loans to the Company between November 4, 2003 and December 19, 2003 in the total amount of $300,000.  Such loans mature in one year and bear an 8% annual interest rate.

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

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on December 13, 2002 providing Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)                                  Exhibits

3.1                                                                                 Articles of Incorporation of the Registrant, as amended. (3)

3.2                                                                                 By-Laws of the Registrant, as amended. (1)

10.10.AA                                              Warrants for 250,000 shares (Warrant No. A-3128) issued to Anthony M. Frank on 01/11/01 (10)

10.10.AB                                                8% Three-Year Convertible Term Note issued to Anthony M. Frank on  01/17/01 (10)

10.10.AC                                                Stock Conversion Agreement with Anthony M. Frank - 01/17/01 (10)

10.10.AD                                               Stock Purchase Agreement with Anthony M. Frank - 01/17/01 (10)

10.10.AE                                                 Stock Purchase Agreement with Anthony M. Frank on 08/28/01  (11)

10.10.AF                                                 Debt Conversion Agreement with Anthony M. Frank - 10/23/01  (13)

10.10.AG                                                Stock Purchase Agreement with Anthony M. Frank - 11/01/01 (13)

10.10.AH                                               Debt Conversion Agreement with Anthony M. Frank - 01/02/02 (13)

10.10.AI                                                    Stock Purchase Agreement with Anthony M. Frank - 01/02/02 (13)

10.10.AJ                                                   Stock Purchase Agreement with Anthony M. Frank - 01/15/02  (13)

10.10.AK                                               Stock Purchase Agreement with Anthony M. Frank - 03/15/02 (14)

10.10.AL                                                 Debt Conversion Agreement with Anthony M. Frank - 04/03/02 (14)

10.10.AM                                            Debt Conversion Agreement with Anthony M. Frank - 07/05/02 (15)

10.10.AN                                               Amendment to 8% Sixty-Day Term Note- A. M. Frank - 05/03/02 (15)

10.10.AO                                               Debt Conversion Agreement with Anthony M. Frank Keogh- 10/21/02 (16)

10.10.AP                                                 Debt Conversion Agreement with Anthony M. Frank Pension - 10/21/02 (16)

10.10.AQ                                               Stock Purchase Agreement with Anthony M. Frank - 11/08/02  (17)

10.10.AR                                                Debt Conversion Agreement (Keogh) - 04/15/03 (18)

10.10.AS                                                 Debt Conversion Agreement (Pension) - 04/15/03 - Face Sheet Only (18)

10.10.AT                                                Second Deed of Trust and Security Agreement (Keogh) - 05/12/03 (18)

10.10.AU                                               Second Deed of Trust and Security Agreement (Pension) - 05/12/03 - Face Sheet Only (18)

10.10.AV                                                8% Convertible Term Note - 12/02/02  (18)

10.10.AW                                           8% Convertible Term Note - 12/18/02 - Face Sheet Only (18)

10.10.AX                                               8% Convertible Term Note - 01/09/03 - Face Sheet Only (18)

10.10.AY                                                8% Convertible Term Note - 01/23/03 - Face Sheet Only (18)

10.10.AZ                                                8% Convertible Term Note - 02/23/03 - Face Sheet Only (18)

10.10.BA                                                Debt Conversion Agreement (Keogh) - 07/22/03 (19)

10.10.BB                                                  Debt Conversion Agreement (Pension) - 07/22/03 - Face Sheet Only (19)

10.10.BC                                                  Subscription Agreement, September 9, 2003 (20)

10.10.BD                                                 Debt Conversion Agreement (Keogh) - 09/09/03 (20)

10.10.BE                                                   Second Amendment to 8% Sixty-Day Term Note (21)

10.10.BF                                                   Debt Conversion Agreement (Keogh) – 10/13/03 (21)

10.10.BG                                                  Debt Conversion Agreement (Pension) – 10/13/03 – Face Sheet Only (21)

10.10.BH                                                 8% Convertible Term Note – 11/04/03 (21)

10.10.BI                                                      8% Convertible Term Note – 11/21/03 – Face Sheet Only (21)

10.10.BJ                                                     8% Convertible Term Note – 12/19/03 – Face Sheet Only (21)

10.10.BK                                                 Debt Conversion Agreement (Keogh) – 01/22/04  (21)

10.10.BL                                                   Debt Conversion Agreement (Pension) – 01/22/04 – Face Sheet Only (21)

10.11                                                                     Consulting Agreement with Communications Management Associates dated 06/01/01 (13)

10.12                                                                     1999 Stock Option Plan (12)

10.19                                                                     Form of Indemnity Agreement with each current Officer and Director. (2)

10.47.8                                                            License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). (6)

10.47.9                                                            Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). (6)

10.48                                                                     Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994. (4)

10.48.1                                                            Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997. (5)

10.52                                                                     Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. (7)

10.53                                                                     Assignment Agreement with Hydro Components, Inc. dated February 17, 1998.  (8)

10.54                                                                     Asset Purchase Agreement with Resin Tech, Inc. dated November 2, 2000. (13)

10.55                                                                     Promissory Note Secured by Trust Deed

21.1                                                                           Subsidiaries of Electropure, Inc.

31.1                                                                           Certification of Chief Executive Officer

31.2                                                                           Certification of Chief Financial Officer

32                                                                                    906 Certification of Principal Executive Officers

(1)                                  Previously filed on December 15, 1986 in connection with Registration Statement of Registrant on Form S-1, File No. 33-10669.

(2)                                  Incorporated by reference to Exhibit “B” to Registrant’s Definitive Proxy Statement, dated April 20, 1988, for the Annual Meeting held May 18, 1988, as filed on May 4, 1988.

(3)                                  Previously filed on February 28, 1989 in connection with Registrant’s Form 10-K for the fiscal year ended October 31, 1988.

(4)                                  Previously filed on October 11, 1995 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 1994.

(5)                                  Previously filed on July 16, 1997 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 1996.

(6)                                  Previously filed on September 11, 1997 in connection with Registrant’s Form 10-QSB for the fiscal quarter ended July 31, 1997.

(7)                                  Previously filed on November 14, 1997 in connection with Schedule 13-D filed by Wyatt Technology Corporation.

(8)                                  Previously filed on March 5, 1998 in connection with Registrant’s Form 10-QSB for the fiscal quarter ended January 31, 1998.

(9)                                  Previously filed on March 15, 2000 in connection with Amendment No. 8 to Schedule 13D filed on behalf of Anthony M. Frank.

(10)                            Previously filed on February 13, 2001 in connection with Amendment No. 10 to Schedule 13D filed on behalf of Anthony M. Frank.

(11)                            Previously filed on September 4, 2001 in connection with Amendment No. 11 to Schedule 13D filed on behalf of Anthony M. Frank.

(12)                            Previously filed on May 24, 1999 in connection with Registrant’s Definitive Proxy Statement, dated May 26, 1999, for the Annual Meeting held June 26, 1999.

(13)                            Previously filed in connection with Form 10-KSB for the fiscal year ended October 31, 2002.

(14)                            Previously filed in connection with Amendment No. 14 to Schedule 13D filed on April 15, 2002 on behalf of Anthony M. Frank.

(15)                            Previously filed in connection with Amendment No. 15 to Schedule 13D filed on August 15, 2002 on behalf of Anthony M. Frank.

(16)                            Previously filed in connection with Amendment No. 16 to Schedule 13D filed on October 23, 2002 on behalf of Anthony M. Frank.

(17)                            Previously filed in connection with Amendment No. 17 to Schedule 13D filed on November 12, 2002 on behalf of Anthony M. Frank.

(18)                            Previously filed in connection with Amendment No. 18 to Schedule 13D filed on May 15, 2003.

(19)                            Previously filed in connection with Amendment No. 19 to Schedule 13D filed on July 24, 2003.

(20)                            Previously filed in connection with Amendment No. 20 to Schedule 13 filed on September 10, 2003.

(21)                            Previously filed in connection with Amendment No. 21 to Schedule 13 filed on January 26, 2004.

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

Dated: February 18, 2004

ELECTROPURE, INC.

	BY	/S/ CATHERINE PATTERSON
CATHERINE PATTERSON
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ WILLIAM F. FARNAM	Director	February 18, 2004
WILLIAM F. FARNAM

/RANDOLPH S. HEIDMANN	Director	February 18, 2004
RANDOLPH S. HEIDMANN

/S/ FLOYD H. PANNING	Chief Executive Officer and Director	February 18, 2004
FLOYD H. PANNING

/S/ CATHERINE PATTERSON	Chief Financial Officer (Principal Financial and	February 18, 2004
CATHERINE PATTERSON	Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors

Electropure, Inc. and Subsidiaries

Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Electropure, Inc. and Subsidiaries as of October 31, 2003 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. and Subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and as of October 31, 2003 has an accumulated deficit of $27,524,325, that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP
Certified Public Accountants

Orange, California

February 24, 2004

Electropure, Inc.

Consolidated Balance Sheet

October 31, 2003

ASSETS

2003

Current assets:
Cash	$24,215
Trade accounts receivable	3,208
Inventories	160,926
Prepaid expenses	17,787

Total current assets	206,136

Property, plant and equipment, net	2,508,943

Other assets	47,304

Total assets	$2,762,383

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Balance Sheet

October 31, 2003

LIABILITIES AND SHAREHOLDERS’ DEFICIT

2003

Current liabilities:
Current portion of obligations under capital leases	$9,916
Current portion of notes payable to bank	37,094
Current portion of notes payable to shareholder	1,400,000
Trade accounts payable	265,099
Accrued payroll	147,975
Other accrued liabilities	242,585
Customer deposits	10,900
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2003.	26,000

Total current liabilities	2,139,569

Obligations under capital leases, net of current portion	1,927
Note payable	166,533
Note payable to bank, net of current portion	1,848,562

Total liabilities	4,156,591

Commitments and contingencies (Notes 2, 7, 8, 12, and 13)	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2003; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2003; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,078,176 shares issued and outstanding at October 31, 2003.	120,782
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at October 31, 2003.	840
Additional paid-in capital	25,541,997
Notes receivable on common stock	(33,502)
Accumulated deficit	(27,524,325)

Total shareholders’ deficit	(1,394,208)

Total liabilities and shareholders’ deficit	$2,762,383

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2003

	2003	2002

Net sales	$1,444,805	$1,412,786
Cost of sales	1,257,724	1,407,369

Gross profit	187,081	5,417

Operating costs and expenses:
Research and development	417,782	444,958
Sales, general and administrative	1,109,347	1,103,397

Total operating expenses	1,527,129	1,548,355

Loss from operations	(1,340,048)	(1,542,938)

Other income (expense):
Interest income	1,533	2,427
Interest expense	(270,596)	(243,381)
Sublease income	120,015	120,000
Other income (expense), net	(13,547)	(21,554)

Other income (expense), net	(162,595)	(142,508)

Loss before provision for income taxes	(1,502,643)	(1,685,446)

Provision for income tax	(1,600)	(1,600)

Net loss	$(1,504,243)	$(1,687,046)

Net loss per share, basic and diluted	$(0.13)	$(0.15)

Shares used in computing basic and diluted net loss per share	11,699,817	10,971,522

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Shareholders’ Equity

For Each of the Two Years in the Period Ended October 31, 2003

	Series B Convertible Preferred Shares	Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2001	—	250,000	250,000	9,919,945	83,983	$—	$250,000	$250,000	$99,199	$840	$24,198,091	$(30,757)	$(24,333,036)	$434,337

Common shares issued in a private placement	—	—	—	1,214,286	—	—	—	—	12,143	—	537,857	—	—	550,000

Common shares issued for convertible debt	—	—	—	209,813	—	—	—	—	2,098	—	77,902	—	—	80,000

Common shares issued for consulting services	—	—	—	10,000	—	—	—	—	100	—	4,700	—	—	4,800

Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	100,554	—	—	100,554

Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	—	—	(1,372)	—	(1,372)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,687,046)	(1,687,046)

Balance, October 31, 2002	—	250,000	250,000	11,354,044	83,983	$—	$250,000	$250,000	$113,540	$840	$24,919,104	$(32,129)	$(26,020,082)	$(518,727)

The accompanying notes are an integral part of the consolidated financial statements.

	Series B Convertible Preferred Shares	Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2002	—	250,000	250,000	11,354,044	83,983	$—	$250,000	$250,000	$113,540	$840	$24,919,104	$(32,129)	$(26,020,082)	$(518,727)

Common shares issued in a private placement	—	—	—	227,273	—	—	—	—	2,273	—	47,727	—	—	50,000

Warrants and common stock and warrants of subsidiary issued in a private placement	—	—	—	—	—	—	—	—	—	—	400,000	—	—	400,000

Common shares issued for convertible debt	—	—	—	474,359	—	—	—	—	4,744	—	75,256	—	—	80,000

Common shares and warrants issued in exchange for surrender of common stock in subsidiary	—	—	—	22,500	—	—	—	—	225	—	50,275	—	—	50,500

Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	—	—	49,635	—	—	49,635

Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	—	—	(1,373)	—	(1,373)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,504,243)	(1,504,243)

Balance, October 31, 2003	—	250,000	250,000	12,078,176	83,983	$—	$250,000	$250,000	$120,782	$840	$25,541,997	$(33,502)	$(27,524,325)	$(1,394,208)

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2003

	2003	2002
Cash flows from operating activities:
Net loss	$(1,504,243)	$(1,687,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183,780	195,899
Amortization	11,945	40,000
Bad debt expense	1,261	10,774
Impairment of goodwill	50,500	—
Interest expense relating to amortization of holdback	8,000	2,000
Interest expense relating to debt issuance costs	5,458	—
Issuance of shares for services	—	22,650
Non-cash compensation for stock options and warrants	49,635	100,554
Interest paid with common stock	80,000	80,000
Interest on notes receivable for common stock	(1,373)	(1,372)

(Increase) decrease in assets:
Trade accounts receivable	96,217	(70,964)
Prepaid expenses	45,921	83,038
Inventories	(5,936)	55,694
Other assets	—	(52,762)
Increase (decrease) in liabilities:
Trade accounts payable	117,416	(49,432)
Customer deposits	(23,445)	(66,555)
Accrued payroll	4,307	2,912
Other accrued liabilities	73,346	109,336

Net cash used in operating activities	(807,211)	(1,225,274)

Cash flows from investing activities
Purchase of property, plant and equipment	(11,706)	(31,750)

Net cash used in investing activities	(11,706)	(31,750)

Cash flows from financing activities:
Principal payments on notes payable	(67,462)	(1,463,112)
Proceeds from issuance of notes payable	200,000	2,000,000
Principal payments on capital lease obligations	(10,459)	(2,487)
Proceeds from issuance of notes payable to a related party	450,000	150,000
Proceeds from sale of subsidiary stock and warrants	146,000	—
Proceeds from sale of common stock	50,000	550,000
Proceeds from sale of warrants	54,000	—

Net cash provided by financing activities	822,079	1,234,401

Net increase (decrease) in cash	3,162	(22,623)

Cash at beginning of period	21,053	43,676

Cash at end of period	$24,215	$21,053

Supplemental Disclosure of Cash Flow Information

Interest paid	$138,434	$159,976
Income taxes paid	$1,600	$1,600

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Notes to the Consolidated Financial Statements

1.                                       Description of Business

Electropure, Inc. (the “Company”) manufactures and markets electrodeionization water treatment devices for commercial and industrial high purity water applications.  The Company holds an exclusive patent on its electrodeionization product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies.  The Company’s membrane products are based on ion exchange membrane technology for electrodialysis, electrodeposition, and electrochemical separations.  The Company’s micro imaging technology is in the development phase, which, when completed, will provide a product that will enable real time identification of contamination in fluids.

2.                                       Basis of Presentation

The Company incurred net losses of $1,504,243 and $1,687,046 in fiscal years October 31, 2003 and 2002, respectively.  At October 31, 2003 the Company had an accumulated deficit of $27,524,325 and is in default under the redemption provisions of its redeemable preferred stock (Note 10) that raise substantial doubt about the Company’s ability to continue as a going concern.  Despite negative cash flows from operations of $807,211 and $1,225,274 in the years ended October 31, 2003 and 2002, respectively, the Company has been able to secure additional operating capital through private equity funding from an individual who is a related party and the largest shareholder.  No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company’s securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations.  The Company’s ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.  The Company believes, however, that the current market interest in its products is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

3.                                       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Electropure EDI, Inc. (“EDI”), Micro Imaging Technology (“MIT”) and Electropure Holdings, LLC (“LLC”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less.  As of October 31, 2003, there were no cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2003 and 2002.

Stock Based Compensation

Statement of Financial Accounting Standards No 123, “Accounting for Stock-Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25 and the intrinsic value method, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	October 31,
	2003	2002

Net loss, as reported:	$(1,504,243)	$(1,687,046)

Add: Stock-based employee compensation included in reported net loss	5,850	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(269,040)	(344,270)

Pro forma net loss:	$(1,767,433)	$(2,031,316)

Earnings per share:
Basic and diluted, as reported	$(0.13)	$(0.15)

Basic and diluted, pro forma	$(0.15)	$(0.19)

The pro forma effect for the years presented is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than five years of vesting.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan is included in Note 11.

Revenue Recognition

All servicing and training are provided prior to shipment.  Revenues on the sale of the Company’s products are recognized when the products are shipped.  The Company does not accept returns.  Provision for estimated product warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The

Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense was $1,261 and $10,774 for the years ended October 31, 2003 and 2002, respectively

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in, first-out method of valuation. The Company’s management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 5 years. The Company’s building is being depreciated over an expected useful life of 30 years.  Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  Advertising expense for the years ended October 31, 2003 and 2002 was $9,829 and $12,287, respectively.

Research and Development

Research and development expenditures are charged to expense as they are incurred. The Company’s research and development activities include ongoing work on various uses of the micro imaging multi-angle laser light scattering technology. Additionally, efforts are continuing on development of improved production processes and cost reduction techniques for the ion permeable membranes for their application in electrodeionization products and for the electrodeionization products themselves. Contract research and development expenditures are expensed as incurred.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer’s financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible.

Fair Value of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company’s balance sheet have been determined by using available market information and appropriate valuation methodologies.  Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation.  However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The Company does not have any off balance sheet financial instruments.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.  Common stock equivalents of 6,596,479 and 6,820,582 as of October 31, 2003 and 2002, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

Reclassification

Certain amounts presented within the 2002 financial statements have been reclassified in order to conform to the 2003 financial statement presentation.  Such reclassifications had no effect on net loss.

New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on the Company’s financial statements.

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003.  FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary.  The adoption of FIN No. 46 did not have an impact on the financial position or results of operations of the Company.

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote.  FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have a material impact on the financial position or results of operations of the Company.

4.                                       Inventories

At October 31, 2003, inventories consisted of the following:

Raw materials	$106,289
Work in process	5,249
Finished goods	49,388

Inventories	$160,926

5.                                       Property, Plant and Equipment

At October 31, 2003, property, plant and equipment consisted of the following:

Machinery and equipment	$604,111
Automobiles	6,500
Furniture and fixtures	117,751
Building	1,396,555
Land	1,057,997
3,182,914
Less: accumulated depreciation	(673,971)
Total property and equipment, net	$2,508,943

Depreciation expense for the years ended October 31, 2003 and 2002 was $183,780 and $195,899, respectively.

In January 2001, the Company purchased the land and a 30,201 square foot building located at 23456 South Pointe Drive, Laguna Hills, California for $2,454,552.  The Company currently conducts its operations in approximately 20,000 square feet of the building and subleases the remaining portion to an unaffiliated third party.

6.                                       Acquired Technology

At October 31, 2003, acquired technology consisted of the following:

Ion exchange membrane technology	$200,000
Less: accumulated amortization	(200,000)
Acquired technology, net	$—

Amortization expense for each of the years ended October 31, 2003 and 2002 was $11,945 and $40,000, respectively.  Acquired technology was fully amortized during the fiscal year ended October 31, 2003.

The Company’s U.S. patent, granted in 1984 on certain electrodeionization water treatment technology, expired in August 2001.  Foreign patents relating to this technology also expired in May 2002.

In July 2002, the Company’s Micro Imaging Technology subsidiary was granted a U.S. Patent for its laser-based technology that detects and identifies microbes.  Foreign patent applications on this technology are currently pending.

In January 2003, the Company was granted a U.S. patent on the ion permeable membrane technology it acquired from Hydro Components in 1998 and corresponding foreign patent applications are currently pending.

7.                                       Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and furniture and fixtures and was $59,148 at October 31, 2003 and 2002.   Accumulated amortization of the leased equipment at October 31, 2003 and 2002 was $40,062 and $28,232, respectively. Amortization of the leased property is included in depreciation expense.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 2003 are as follows:

2004	$10,884
2005	1,980
Total minimum lease payments	12,864
Less: amount representing interest	(1,021)
Present value of net minimum lease payments	11,843
Less: current maturities	(9,916)
Long-term capital lease obligation	$1,927

8.                                       Notes Payable

At October 31, 2003, notes payable consisted of the following:

Note payable to a bank, collateralized by a deed of trust on the building, with variable interest currently at 7.00% per annum, payable in monthly installments currently of $14,110 through June 2012, with balance due on July 1, 2012.		$1,885,657

Note payable to major shareholder, collateralized by second deed of trust on the building, with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2004.	(A)	1,000,000

Unsecured note payable to major shareholder, with principal and interest at 8% per annum due in full on July 3, 2004.		150,000

Unsecured note payable to a customer, with principal and interest at prime plus 2% due in full on April 23, 2008. Principal is reduced by 15% discount provided on sales of EDI products, if any.		166,532

Unsecured note payable to major shareholder, with principal and interest at 8% per annum due in full on December 2, 2003.	(A)	50,000

Unsecured note payable to major shareholder, with principal and interest at 8% per annum due in full on January 23, 2004.	(A)	100,000

Unsecured note payable to major shareholder, with principal and interest at 8% per annum due in full on February 23, 2004.	(A)	100,000
		3,452,189
Less current maturities		(1,437,094)

Long Term portion of notes payable		$2,015,095

(A) The Company is currently in default on these notes and is negotating with the lender for a one year extension on the payment dates.

Aggregate maturities required on notes payable and long-term debt at October 31, 2003 are due in future years as follows:

2004	$1,437,094
2005	40,195
2006	43,142
2007	46,306
After 2008	1,885,452
$3,452,189

9.                                       Income Taxes

At October 31, 2003 and 2002, the components of the income tax expense are as follows:

	2003	2002
Current tax expense:
Federal	—	—
State	$1,600	$1,600
	1,600	1,600
Deferred tax expense:
Federal	—	—
State	—	—
	—	—
Total provision	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/(liabilities) at October 31, 2003 were as follows:

Current deferred tax assets:
Accrued vacation	$18,862
Deferred payroll	21,342
Book compensation for options and warrants	378,267
Accrued warranty	55,768
Other	20,553
Total current deferred tax assets	494,792
Valuation allowance	$(494,792)
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$6,036,154
Other credit carryforward	231,534
Depreciation and amortization	163,765
Total noncurrent deferred tax assets	6,431,453
Valuation allowance	(6,431,453)
Net deferred noncurrent tax assets	$—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.  The change in the total valuation allowance for the year ended October 31, 2003 was a decrease of $455,058.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2003	2002
Tax expense/(benefit) at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	0.1	0.1
Permanent differences	(0.1)	(0.1)
Change in beginning balance of valuation allowance	33.9	33.9
Effective income tax rate	0.1%	0.1%

The Company has federal and state net operating loss carryforwards of $16,430,502 and $5,088,048, respectively. The federal and state net operating loss carryforwards will begin to expire in the fiscal year ending October 31, 2004. The Company also has federal and state research and development tax credits of $124,370 and $64,898, respectively. The federal tax credits will begin to expire in 2013.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003.  Should the Company have taxable income for the year ending October 31, 2004, it may not look to California net operating losses generated in prior years to offset taxable income.  This suspension will not apply to tax years beginning in 2005 and beyond.

10.                                 Shareholders’ Equity (Deficit)

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

On November 8, 2002, the Company issued 227,273 shares of common stock to its largest shareholder in a private placement transaction for total proceeds of $50,000.

In January 2001, the Company borrowed $1,000,000 from a related party who is the largest shareholder.  The terms of the note provided for interest only payments each calendar quarter at the rate of 8% per annum.  During the fiscal year ended October 31, 2002, the Company exchanged a total of 209,813 shares of common stock, at conversion rates ranging from $0.33 to $0.45 per share, for interest accrued on the loan through September 30, 2002 in the total amount of $80,000.

During the year ended October 31, 2003, the Company exchanged an additional 664,359 shares of common stock, at conversion rates ranging from $0.13 to $0.30 per share, for interest accrued on the above loan during the fiscal year in the amount of $80,000.

On August 4, 2003, the Company reacquired 450,000 shares of the Common Stock of its MIT subsidiary from a former consultant in exchange for 22,500 shares of its Common Stock, with a fair market value of $4,500 or $0.20 per share, and five-year warrants to purchase 100,000 shares of Electropure, Inc. common stock exercisable at $0.20 per share.  The Company also extended the expiration date on previously issued warrants to purchase 200,000 shares of Electropure, Inc. common stock at $0.78125 per share for a period of two years to September 11, 2007.  The fair market value of this transaction, $50,500, was recorded as goodwill.  Subsequent to the transaction, the Company deemed the goodwill to be impaired, resulting in an expense of $50,500.

On August 19, 2003, the Board of Directors authorized an offering of up to 1,500,000 shares of the Common Stock of Micro Imaging Technology in conjunction with a private placement offering of 60 Units of the combined securities of Electropure, Inc. and its Nevada subsidiary, MIT.  Each Unit consisted of 25,000 shares of MIT Common Stock, a four-year warrant to purchase 12,500 shares of MIT Common Stock at $2.00 per share, and a four-year warrant to purchase 12,500 shares of Electropure, Inc. Common Stock at $1.00 per share.  The purchase price for each Unit was $25,000 and the offering expired on September 30, 2003.

The largest shareholder, Anthony M. Frank, purchased 16 Units of the above private placement offering on September 9, 2003 for $200,000 in cash proceeds and the conversion of $200,000 in principal loans he made to the Company between December 18, 2002 and January 9, 2003.  Of the total proceeds, $54,000 was allocated to Electropure based on the fair value of the warrants to purchase Electropure common stock.

In August 1997, the Company allowed a current officer and director to exercise warrants held by him in exchange for a note receivable at a fixed interest rate of 5.49%.  As of October 31, 2003 and 2002, the note receivable related to the issuance of common stock is reflected as a reduction in equity and is summarized as follows:

	2003	2002
Note receivable from an officer and director of the Company for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of 5.49% per annum, due in July 2002. The note receivable is collateralized by shares issued resulting from the exercise of warrants. The amount outstanding includes accrued interest of $8,502.	$33,502	$32,129

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

Redeemable Preferred Stock

The redeemable preferred stock, issued in 1987 to the then holders of the common and Class B common stock, had a redemption date in 1991. The redeemable preferred stock has not been redeemed due to a lack of “legally available funds.”  These shares must be redeemed by the Company as soon as possible for $0.01 per share at any time the Company has the “legally available funds” for the redemption.  There was a conversion feature to this redeemable preferred stock, which, with the passing of time, has lapsed.  The Company believes the definition of “legally available funds” to be the amount under California law from which dividends could be paid by a corporation that does not have retained earnings.  In general, California law provides that to the extent a corporation’s assets, excluding intangible and deferred assets, are at least equal to (a) the amount of the proposed distribution, and (b) 1.25 times its liabilities, excluding deferred taxes, deferred income, and deferred credits, a corporation may pay dividends.  Under this definition, the Company had “legally available funds” as of October 31, 2000 and 1999.  As a result, the Company is in default under the redemption provisions of the redeemable preferred stock. The impact of this default on the Company’s financial position is uncertain.

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

Voting Rights

Each share of the Company’s common stock is entitled to one vote per share, and each share of the Class B common stock of the Company is entitled to eight votes per share.  The holders of the outstanding redeemable preferred stock of the Company are entitled to one vote per share.  Shares of the Series C and Series D convertible preferred stock carry no voting rights.

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

11.                                 Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company.  The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options.  The plan authorizes the granting of options up to 1,000,000 shares of common stock.  The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant.  The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant.  The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator.  No options were granted under this plan during the year ended October 31, 2002.  The Company granted options to purchase 25,000 shares of its common stock under this plan during the year ended October 31, 2003.  As of the year ended October 31, 2003, the number of options granted by the Company exceeds the total authorized by the plan by 40,000 options.  In fiscal 2001, the Company also authorized the issuance of 450,000 options at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary.   All of the options granted by the Company during the year ended October 31, 2001, including those contingently issuable to the Board, are subject to approval by the Company’s shareholders of an increase in the authorized number of options available under the plan at its next Annual Meeting of Shareholders.  The term of each

Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years.  Non-qualified stock options may not be granted for more than ten years.  The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

The Company issued options to purchase 500,000 shares of its common stock to two employees during the year ended October 31, 2003 outside of its stock option plan.  In addition, on July 31, 2003, the Company’s subsidiary, Micro Imaging Technology (MIT), granted a total of 585,000 warrants to purchase its common stock to various employees of the Company and MIT.

The following table summarizes information about Electropure options granted to employees and directors of the Company.  Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting.  Generally, unvested options terminate when an employee leaves the Company.  The options granted have contractual lives ranging from 3 to 10 years.

The weighted average fair value of the Electropure options granted during the year ended October 31, 2003 was $0.29.  No Electropure options were granted during the fiscal year ended October 31, 2002.

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2001	3,294,000	$0.75
Granted	—	—
Exercised	—	—
Expired	(35,000)	0.68
Canceled	(235,000)	0.74
Outstanding at October 31, 2002	3,024,000	0.75
Granted	525,000	0.29
Exercised	—	—
Expired	(39,000)	0.66
Canceled	(1,415,000)	0.80
Outstanding at October 31, 2003	2,095,000	$0.74

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003.  The weighted average fair value of the MIT options granted was $0.10.  No MIT options have been granted prior to fiscal 2003.

For purposes of pro forma calculations, the fair value of options granted by the Company during the years ended October 31, 2003 and 2002, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

	2003	2002
ELECTROPURE:

Risk-free interest rate	2.777%	—
Expected dividend yield	—	—
Expected stock price volatility	1.462	—
Expected life in years	8 years	—

MICRO IMAGING TECHNOLOGY:

Rick-free interest rate	3.380%	—
Expected dividend yield	—	—
Expected stock price volatility	2.325	—
Expected life in years	5 years	—

Summary information about the Company’s options outstanding at October 31, 2003:

Range of Exercise Prices	Options Outstanding October 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2003	Weighted Average Exercise Price

ELECTROPURE:
$.28 - $.50	1,005,000	6.4	$0.30	490,000	$0.31
$.59 - $.90	575,000	1.6	$0.76	535,000	$0.77
$94 - $1.13	515,000	1.7	$1.00	441,000	$1.01
	2,095,000			1,466,000
MIT:
$0.10	585,000	4.8	$0.10	585,000	$0.10

TOTAL:	2,680,000			2,051,000

Common Stock Warrants

The Company accounts for stock-based compensation awards to non-employees based upon fair values at the grant dates in accordance with SFAS No. 123.  The consideration received for the issuance of stock purchase warrants (“warrants”) is based on the fair value of the warrants or of the goods or services received for the warrants issued, whichever is more reliably measurable.

When the value of the services is based on the fair value of the warrants, the value is calculated using the Black-Scholes Option Pricing Model.  The fair value of the options or warrants is amortized over the period the Company received the goods or services.

In this connection, during the years ended October 31, 2003 and 2002 the Company granted warrants as follows:

The Company granted a total of 60,000 and 25,000 warrants during the years ended October 31, 2003 and 2002, respectively, to purchase common stock to various individuals for consulting services.  The warrants granted in fiscal 2002 had an exercise price of $0.40 per share.  These warrants were voluntarily surrendered and cancelled in March 2003.  The warrants granted in fiscal 2003 are exercisable at $0.13 per share and have a contractual life of 5 years.  Additionally, the Company’s MIT subsidiary granted warrants to purchase 75,000 shares of its common stock to a consultant during fiscal 2003 at an exercise price of $0.10 per share.  The MIT warrants have a contractual life of 5 years.  Warrants granted to consultants during the years ended October 31, 2003 vested in full on the date of grant.  Warrants granted in fiscal 2002, which were subsequently surrendered, generally vest in annual increments over a period of four years commencing on the date of grant and are subject to cancellation upon termination of the consulting arrangement until vesting is complete.   The aggregate fair value of the consulting services received was estimated to be $15,450 and $1,875 for the years ended October 31, 2003 and 2002, respectively, and is being charged to expense over the life of the consulting arrangements.

Between November 2001 and March 2002, the Company granted a total of 200,000 three-year warrants to the major shareholder in connection with private placement purchases of common stock.  The warrants have exercise prices ranging from $0.42 to $0.51 per share.

In August 2003, the Company granted 100,000 five-year warrants at $0.20 per share to a former consultant as partial payment for the repurchase of 450,000 shares of the common stock of its MIT subsidiary.  The fair value of the warrants was estimated and an expense of $16,000 was recognized relating to this issuance for the year ended October 31, 2003.

In September 2003, the Company issued 200,000 detachable warrants of its common stock and 200,000 detachable warrants of its majority owned MIT subsidiary as part of a private placement offering.  The warrants have a four-year term to purchase common stock at $2.00 and $1.00 per share, respectively.  The warrants are exercisable at any time and expire July 30, 2007.

Warrants to purchase 250,000 shares of the common stock of the Company’s majority owned subsidiary which were issued in connection with a private placement offering, as previously disclosed and accounted for during the fiscal year ended October 31, 2000, have been included in the table below as a new issuance in the year ended October 31, 2003.

The following table summarizes the information relating to Electropure warrants granted to non-employees as of October 31, 2003 and 2002 and changes during the years then ended:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2001	3,301,077	$1.43
Granted	225,000	0.46
Exercised	—	—
Expired	(745,974)	2.76
Canceled	—	—
Outstanding at October 31, 2002	2,780,103	0.99
Granted	360,000	0.63
Exercised	—	—
Expired	(655,103)	1.84
Canceled	(110,000)	0.30
Outstanding at October 31, 2003	2,375,000	$0.74

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2003 and 2002 and changes during the years then ended:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2002	250,000	1.25
Granted	275,000	1.48
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at October 31, 2003	525,000	$1.37

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2003 and 2002:

	2003	2002
ELECTROPURE:

Risk-free interest rate	3.147%	4.248%
Expected dividend yield	—	—
Expected stock price volatility	1.709	2.109
Expected life in years	5 years	3 years

MICRO IMAGING TECHNOLOGY:

Rick-free interest rate	3.343%	—
Expected dividend yield	—	—
Expected stock price volatility	2.635	—
Expected life in years	3 years	—

Summary information about the Company’s warrants outstanding at October 31, 2003 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2003	Weighted Average Exercise Price

ELECTROPURE:
$.10 - $.75	1,075,000	2.2	$0.39	1,030,000	$0.40
$.78 - $1.00	835,000	2.3	$0.93	775,000	$0.93
$1.06 - $1.38	465,000	2.3	$1.19	465,000	$1.19
	2,375,000			2,270,000
MIT:
$.10 - $2.00	525,000	3.0	$1.37	525,000	$1.37

TOTAL:	2,900,000			2,795,000

12.                                 Commitments and Contingencies

Facilities Agreement

The Company entered into a three-year lease agreement that began on February 1, 1998 for its facility located in Laguna Hills, California.  Monthly lease payments were $16,000 through January 1999, $16,480 through January 2000 and $16,974 through January 2001.  In January 2001, the Company formed Electropure Holdings, LLC, a California limited liability company, which then exercised an option to purchase the 30,201 sq. ft. building on January 31, 2001 for a total purchase price of $2,454,552.   The Company executed a three-year lease agreement with the LLC that began on February 1, 2001and requires monthly lease payments of $15,922 for the term of the agreement.   In 2002, the Company refinanced the building and in May 2002 executed a new three-year lease with the LLC for monthly lease payments of $22,660.  The effect of the current intercompany lease agreement has been eliminated in consolidation.

The Company is currently in the process of applying for loans from two separate lenders to refinance the building which it currently occupies.  Arrangements for such loans had not been concluded as of the date of this Report.

In March 1998, the Company entered into a two-year sub-lease agreement with a third party for a portion of the facility.  The sub-lease agreement has been extended through March 2004 and a further extension is currently in the process of being negotiated.  Sublease rental income was $120,000 for each of the two years in the period ended October 31, 2003.

Future minimum facilities sublease rental income as of October 31, 2003, is as follows:

Minimum Sublease Rental Income
2004	$50,000

Employment Contract

Effective in August 1997, the Company entered into a five-year employment agreement with Floyd Panning, the Company’s President and Chief Executive Officer.  In July 2002, Mr. Panning exercised his option to extend the agreement for two years.  The employment agreement provided for the granting to Mr. Panning of 125,000 warrants to purchase common stock at $0.28125 per share and also provides for the following:

a.                                       A base monthly salary of $6,500 that increased to $8,000 per month once the Company realized a minimum of $1 million in additional financing.  Mr. Panning’s base monthly salary increased pursuant to this provision effective in April 1998.  Annually, the base salary automatically increases by five (5%) percent.

b.                                      The Company agreed it would, upon realizing the above minimum financing, pay Mr. Panning an additional compensation of approximately $28,000, which has been accrued.

c.                                       The right to nominate one person for a seat on the Company’s Board of Directors during the term of his employment.  Under the terms of this provision, Mr. Panning was nominated and was voted onto the Company’s Board of Directors.

d.                                      Termination of the employment contract by the Company without cause would require the immediate issuance of 516,479 shares contingently issuable in connection with the termination agreement discussed in Note 12 - “Contingent Share Issuance,” unless Mr. Panning’s successor is approved by a majority vote of certain EDI Components’ shareholders (excluding Mr. Panning).

Agreement with Harry O’Hare

In October 1998, the Company entered into an agreement with Mr. Harry O’Hare, a significant shareholder and founder of the Company.  In June 1999, the shareholders approved the agreement at the annual shareholders’ meeting.  The agreement provided for the Company to pay into a special bank account, controlled by Mr. O’Hare’s wife, $1,000 per month for ten years and to issue to her a warrant to purchase 10,000 shares of the Company’s common stock at $.50 per share with a ten-year term. Also, the Company was to cancel $9,105 owed by Mr. O’Hare to the Company, for which 2,500 of his shares of the Company’s common stock was pledged as collateral.

In exchange, the Company was to receive from Mr. O’Hare all of his 931,629 shares of redeemable preferred stock, all of his 31,205 shares Class B common stock, and all of his 2,500 shares of common stock pledged for payment of the $9,105 he owes the Company.  Mr. O’Hare was to transfer 52,678 of his remaining Class B common stock (52,778 shares) to others in satisfaction of claims against him.  Mr. O’Hare was to also waive any claims he may have had to any royalties for technology the Company now owns, and he would not seek any modification of this agreement.  The agreement also provided for the full mutual release of any and all claims between the Company and Mr. O’Hare.

In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the “Commissioner”) imposed transfer and other restrictions on Mr. O’Hare’s Class B common stock and redeemable preferred stock.  Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, was subject to approval from the Commissioner for the transfer of the shares as described above.  The Company and Mr. O’Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed.  During the year ended October 31, 2002, the Commissioner denied the application for the transfer of the shares in part because the Company had not had net income for the most recent three consecutive years.  The Company then sought to effect a transfer of the shares without removing legend restrictions, but was unable to obtain the cooperation of all parties involved and subsequently abandoned all efforts to conclude the arrangement in 2003.

The Company continued to make the $1,000 per month payments to an account controlled by Mr. O’Hare’s wife through September 2003 when such monthly payments ceased.  During the years ended October 31, 2003 and 2002, the Company made monthly payments totaling $11,000 and $12,000, respectively, to the special bank account controlled by Mr. O’Hare’s current wife, which are recorded in other expenses.

Purchase Commitments

In an effort to establish a fixed price for raw materials and services, the Company enters into purchase commitments with vendors on terms ranging from 1 to 12 months.  The following tables summarizes the commitments entered into by the Company for the fiscal years ended October 31, 2003 and 2002 and the changes during the years then ended:

Outstanding Purchase Obligations at October 31, 2001	$114,277
Purchase Commitments Issued	127,567
Total Purchases	(175,816)
Outstanding Purchase Obligations at October 31, 2002	66,028
Purchase Commitments Issued	185,009
Total Purchases	(154,406)
Outstanding Purchase Obligations at October 31, 2003	$96,631

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

The Company accrued royalties on all sales of EDI products in the sum of $40,209 as of the above patent expiration dates, none of which royalties have been paid by the Company as of the fiscal year ended October 31, 2003.

Licensed Technology Agreements

Nonexclusive licenses for the worldwide use of the electrodeionization technology were issued to Glegg Water Consulting, Inc. (“Glegg”) and to Polymetrics, Inc. (“Polymetrics”) in the fiscal years ended October 31, 1997 and 1995, respectively. The license granted to Glegg is a paid up license with no continuing royalty requirements. The license provides Glegg the right to sublicense the technology to its subsidiaries and affiliates and to a Japanese entity. The license granted to Polymetrics has continuing royalty requirements with royalty fee percentages of five (5) percent of net sales of “greater than 100 gallon per minute (“gpm”)” systems and ten (10) percent of the “less than 100 gpm” systems.  Polymetrics has not sold any units subject to the license since inception of the agreement.

Litigation

In September 2001, a former independent contractor of the Company filed a Complaint of Discrimination under the provisions of the California Fair Employment and Housing Act with the

California Department of Fair Employment and Housing and EEOC.  In August 2002, the Complaint was withdrawn in exchange for a letter of reference by the Company.

Contingent Share Issuance

Under an agreement with EDI Components to terminate a 1992 license agreement, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company’s common stock reaches certain levels ranging from $3.00 to $5.50 per share.

13.                                 Concentrations of Risk

During the years ended October 31, 2003, one customer accounted for 23% of product sales.  During fiscal 2002, two customers accounted for 16% and 13% of product sales, respectively.

As of October 31, 2003, management believes that all of its trade accounts receivable are collectible and, therefore, has not reserved for any doubtful accounts.

14.                                 Related Party Transactions

See Notes 8, 10, 11 and 12 for related party transactions.

15.                                 Business Segments

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

Business Segment Information:

	2003	2002
Revenue:
EDI/Membrane	$1,444,805	$1,412,786
MI	—	—
Total revenues	$1,444,805	$1,412,786

Operating Loss:
EDI/Membrane	$(292,712)	$(433,095)
MI	(351,540)	(379,294)
Corporate	(695,796)	(730,549)
Total operating loss	$(1,340,048)	$(1,542,938)

Depreciation and Amortization:
EDI/Membrane	$127,370	$156,831
MI	5,018	4,143
Corporate	63,337	74,925
Total depreciation and amortization	$195,725	$235,899

Identifiable Assets:
EDI/Membrane	328,743	$537,238
MI	11,198	14,398
Corporate	2,422,442	2,534,525
Total identifiable assets	$2,762,383	$3,086,161

Expenditures for Long Lived Assets:
EDI/Membrane	$10,416	$23,725
MI	1,290	5,358
Corporate	—	2,667
Total expenditures for long lived assets	$11,706	$31,750

GEOGRAPHIC INFORMATION:

Revenues:
United States	$489,749	$593,107
Asia	485,845	419,476
Europe	448,281	297,591
Other foreign countries	20,930	102,612
Total revenues	$1,444,805	$1,412,786

17.                                 Subsequent Events (Unaudited)

Between November 4 and December 19, 2003, the Company borrowed a total of $300,000 in short term loans from its largest shareholder at 8% annual interest.

In December 2003, the Company entered into a non-binding Letter of Intent to borrow up to $600,000 from an unaffiliated third party and paid a $1,000 refundable application fee.  The intended loan will be secured by a second trust deed on the Company’s building.

On January 22, 2004, the Company issued 100,000 shares of common stock to satisfy $20,000 in interest accrued on a 2001 loan from its majority shareholder.

On January 20, 2004, the Company borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.  The loan will be secured by the Company’s Laguna Hills building if it is not paid by the March 1, 2004 maturity date.

In January 2004, the Company entered into a Letter of Interest with Business Partners, a California-based credit union service organization, to refinance the current mortgage on its building for $2,275,000, a portion of which will be utilized as working capital.