Form 10-Q
period 2004-01-31
ELECTROPURE INC
filed 2004-03-12
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004	Commission file number 0-16416

ELECTROPURE, INC.
(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At March 8, 2004, 12,189,009 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

January 31, 2004

Current assets:
Cash	$104,293
Trade accounts receivable	42,939
Inventories	131,173
Prepaid expenses	28,555

Total current assets	306,960

Property, plant and equipment, net	2,464,896

Other assets	45,928

Total assets	$2,817,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ DEFICIT

January 31, 2004

Current liabilities:
Current portion of obligations under capital leases	$8,557
Current portion of notes payable	100,000
Current portion of notes payable to bank	39,902
Current portion of notes payable to shareholder	1,700,000
Trade accounts payable	187,699
Accrued payroll	144,443
Other accrued liabilities	258,621
Customer deposits	62,779
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2004.	26,000

Total current liabilities	2,528,001

Obligations under capital leases, net of current portion	449
Note payable	166,533
Note payable to bank, net of current portion	1,837,404

Total liabilities	4,532,387

Commitments and contingencies	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2004; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2004; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,178,176 shares issued and outstanding at January 31, 2004.	121,782
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at January 31, 2004.	840
Additional paid-in capital	25,560,997
Notes receivable on common stock	(33,845)
Accumulated deficit	(27,864,377)

Total shareholders’ deficit	(1,714,603)

Total liabilities and shareholders’ deficit	$2,817,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2004	2003

Net sales	$171,934	$234,303
Cost of sales	210,709	281,941

Gross profit	(38,775)	(47,638)

Operating costs and expenses:
Research and development	88,857	97,489
Sales, general and administrative	177,925	277,079

Total operating expenses	266,782	374,568

Loss from operations	(305,557)	(422,206)

Other income (expense):
Interest income	420	358
Interest expense	(71,090)	(60,979)
Sublease income	30,000	30,000
Other income (expense), net	7,775	(3,871)

Other income (expense), net	(32,895)	(34,492)

Loss before provision for income taxes	(338,452)	(456,698)

Provision for income tax	(1,600)	(1,600)

Net loss	$(340,052)	$(458,298)

Net loss per share, basic and diluted	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per share	12,088,066	11,563,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(340,052)	$(458,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,047	47,505
Amortization	—	10,000
Interest expense relating to amortization of holdback	2,000	—
Inerest expense relating to debt issuance costs	1,376	—
Interest paid with common stock	20,000	—
Interest on notes receivable for common stock	(343)	(344)

(Increase) decrease in assets:
Trade accounts receivable	(39,731)	52,646
Prepaid expenses	(10,768)	14,149
Inventories	29,753	(26,267)
Other assets	—	1,665
Increase (decrease) in liabilities:
Trade accounts payable	(77,400)	21,762
Customer deposits	51,879	(12,850)
Accrued payroll and other liabilities	12,504	26,768

Net cash used in operating activities	(306,735)	(323,264)

Cash flows from financing activities:
Principal payments on notes payable	(10,350)	(8,796)
Proceeds from issuance of notes payable	100,000	—
Principal payments on capital lease obligations	(2,837)	—
Proceeds from issuance of notes payable to a related party	300,000	350,000
Proceeds from issuance of common stock	—	50,000

Net cash provided by financing activities	386,813	391,204

Net increase in cash	80,078	67,940

Cash at beginning of period	24,215	21,053

Cash at end of period	$104,293	$88,993

Supplemental Disclosure of Cash Flow Information

Interest paid	$35,589	$17,287
Income taxes paid	$1,600	$1,600

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

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2004 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2003, included in our Annual Report on Form 10-KSB.

Certain amounts presented within the 2003 financial statements have been reclassified in order to conform to the 2004 financial statement presentation.

2.       Summary of Significant Accounting Policies

New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003.  We reclassified the redeemable convertible preferred stock to current liabilities as a result of adopting SFAS No. 150.

3.       Notes Payable

Between November 4, 2003 and December 19, 2003, we borrowed $300,000 from Anthony M. Frank, our largest shareholder. The principal amounts borrowed are payable, with interest at 8%, one year from the loan date.  Mr. Frank also has the option to convert any or all of the principal and interest into common stock at fair market value as of the conversion date.

On January 22, 2004, we borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.  The loan was due to be repaid in full by March 1, 2004 although the lender has verbally agreed to an extension on repayment until we conclude a refinancing loan that is currently in process on our building.  The terms of this loan provide the lender, Second Source Solutions, the option executing a security interest on our Laguna Hills building at any time until the loan is satisfied.

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $236,444 in interest accrued on this loan through December 31, 2003 into common stock.  In April 2003, the Company granted Mr. Frank a security interest in the building, subordinated to the first mortgage lender, to the extent of the principal and interest remaining due on this loan.

During April 2003, we obtained a $200,000 loan with principal and interest at prime plus 2% due on April 23, 2008.  We are required to apply certain proceeds from the sale of certain EDI products to reduce the outstanding principal and interest during the term of the loan.  Pursuant to such requirement, as of January 31, 2004, we had reduced the principal balance on the loan to $166,533 and had paid $2,498 of the total $8,081 in interest accrued on this loan.

4.       Securities Transactions

Common Stock Issued for Debt

In January 2004, we issued 100,000 shares of common stock, with a fair market value of $0.20 per share, in payment of $20,000 in accrued interest on a loan due to Anthony M. Frank.

5.       Stock Based Compensation

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended January 31,
	2004	2003
Net loss, as reported:	$(340,052)	$(458,298)
Add: Stock-based employee compensation included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(203,590)
Pro forma net loss:	$(340,052)	$(661,888)

Earnings per share:
Basic and diluted, as reported	$(0.03)	$(0.04)

Basic and diluted, pro forma	$(0.03)	$(0.06)

Weighted average shares outstanding	12,088,066	11,563,834

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2004 and January 31, 2003 as follows:

	2004	2003
Stock options and warrants	5,580,000	6,216,603
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	6,596,479	7,233,082

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

Business Segment Information:

	Three months ended January 31,
	2004	2003
Revenue:
EDI/Membrane	$171,934	$234,303
MI	—	—
Total revenues	$171,934	$234,303
Operating Loss:
EDI/Membrane	$(132,575)	$(166,001)
MI	(74,506)	(81,999)
Corporate	(98,476)	(174,206)
Total operating loss	$(305,557)	$(422,206)
Depreciation and Amortization:
EDI/Membrane	$29,433	$38,895
MI	1,292	1,257
Corporate	13,322	17,353
Total depreciation and amortization	$44,047	$57,505

GEOGRAPHIC INFORMATION:
Revenues:
United States	$8,914	$49,177
Asia	109,793	95,653
Europe	50,022	89,473
Other foreign countries	3,205	—
Total revenues	$171,934	$234,303
Identifiable Assets:
EDI/Membrane	309,288	$471,961
MI	9,906	13,141
Corporate	2,498,590	2,569,301
Total identifiable assets	$2,817,784	$3,054,403

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

Results of Operations

References to fiscal 2003 and fiscal 2004 are for the three months ended January 31, 2003 and 2004, respectively.

Net sales in the three months ended January 31, 2004 decreased by $62,369 from $234,303 in fiscal 2003 to $171,934.  The decrease is primarily due to continued weak economic conditions, both domestically and internationally, that has resulted in delaying or limiting capital spending for water treatment products in many of our target markets.  While sales for the first three months of fiscal 2004 lagged, net sales for the twelve months ended October 31, 2003 did show a moderate increase over the prior fiscal year.  Our marketing efforts seek to heighten demand for our EDI products and increase penetration of an expanding ultrapure water market.  However, we believe that the overall downturn in the power generation industry since 2001 has been a limiting factor in our sales growth and we anticipate that sales will increase as the power generation industry rebounds.

From a geographic perspective, net sales in the United States declined by $40,263, or 81.9%, in fiscal 2004 compared to the prior fiscal period, as did sales in Europe by approximately 44.1%, or $39,451.  In contrast, sales in Asia and other foreign countries increased in fiscal 2004 by $17,345, or by 18.1%.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales increased to 123% of revenue for fiscal 2004 compared to 120% of revenue for the three months ended January 31, 2003.  This increase is predominantly due to the higher sales volume during fiscal 2003 which allowed for fixed costs to be allocated over a higher number of EDI products sold.

Research and development expenses for the three month period ended January 31, 2004 decreased by $8,632 compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a reduction in consulting expenses and a decrease in patent expenses.

Sales, general and administrative expenses decreased by $99,154 for the three months ended January 31, 2004 as compared to the same period in 2003.  The decrease represents an overall reduction in operating expenses, with significant reductions in legal and accounting expenses.

Interest income is generated from short-term investments and increased by $62 for the three months ended January 31, 2004 over the prior year period.  Interest expense for the three months ended January 31, 2004 increased by $10,111 compared to the comparable prior period.  The difference relates to borrowings made by the Company during fiscal 2003 and the first quarter of 2004.

Components of other expense, other than interest, decreased by $11,646 for the three months ended January 31, 2004 compared to the prior year period.  The difference primarily relates to a $7,686 gain realized on writing off old debt and the termination in September 2003 of monthly payments made to the Company’s founder under the terms of an agreement which expired.

We recorded the minimum state income tax provision in fiscal 2003 and 2004 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2004, we had working capital deficit of $2,221,041.  This represents a working capital decrease of $287,608 compared to that reported at October 31, 2003.  The primary component of the decrease is a $400,000 increase in current notes payable, offset by a reduction in accounts payable and an increase in accounts receivables.

Aggregate maturities required on capital leases and on notes payable at January 31, 2004 are due in future years as follows:

	Payment Due by Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Capital lease obligations	$8,557	$449	—	—	—	—	$9,006
Notes payable (1)	100,000	—	—	—	166,533	—	266,533
Notes payable to bank	39,902	42,787	45,880	49,197	52,753	1,646,787	1,877,306
Notes payable to shareholder (1)	1,700,000	—	—	—	—	—	1,700,000
Total contractual obligations:	$1,848,459	$43,236	$45,880	$49,197	$219,286	$1,646,787	$3,852,845

(1)                                                    See Part II, Item 3 – “Defaults upon Senior Securities”.

Our primary source of working capital has been from short-term loans.   Between November 2003 and December 2003, we borrowed a total of $300,000 from Mr. Anthony Frank, a major shareholder, at an 8% annual interest rate.  On January 20, 2004, the Company borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.

Sales of our EDI and membrane products during the three months ended January 31, 2004 amounted to $171,934.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of January 31, 2004, we had accepted firm orders for delivery of unshipped EDI modules valued at $94,874.

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

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report (the “Evaluation Date”).  Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2.                                 Changes in Securities

On January 22, 2004, we issued 100,000 shares of common stock to our largest shareholder in payment of $20,000 in interest accrued on a $1 million loan.

Item 3.           Defaults Upon Senior Securities

The Company is in default of its obligations to pay a total of $1,250,000 in principal loans made by the majority shareholder which have come due through February 23, 2004.  We are currently negotiating and anticipate that the majority shareholder will agree to a one-year extension on these loans.

We are also in default of the March 1, 2004 due date for the $100,000 loan received from Second Source Solutions on January 20, 2004.  The lender has verbally agreed to a short extension for repayment and we anticipate repaying the loan by no later than March 31, 2004.  However, the lender has the right to secure the loan with a deed of trust on our building at any time until the debt is satisfied.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Items 3 and 5 omitted as not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)   Exhibits:

10.10.BH	8% Convertible Term Note – 11/04/03 (1)

10.10.BI	8% Convertible Term Note – 11/21/03 – Face Sheet Only (1)

10.10.BJ	8% Convertible Term Note – 12/19/03 – Face Sheet Only (1)

10.10.BK	Debt Conversion Agreement (Keogh) – 01/22/04 (1)

10.10.BL	Debt Conversion Agreement (Pension) – 01/22/04 – Face Sheet Only (1)

10.54	Promissory Note Secured by Trust Deed (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	906 Certification of Principal Executive Officers

(1)                                  Previously filed on January 26, 2004 in connection with Amendment No. 21 to Schedule 13D filed on behalf of Anthony M. Frank.

(2)                                  Previously filed on March 1, 2004 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 2003.

(b)  Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 8, 2004

ELECTROPURE, INC.
By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)