Form 10QSB
period 2004-04-30
ELECTROPURE INC
filed 2004-06-09
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004	Commission file number 0-16416

ELECTROPURE, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At June 2, 2004, 12,244,843 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

April 30, 2004

Current assets:
Cash	$59,905
Trade accounts receivable	53,194
Inventories	130,275
Prepaid expenses	35,073

Total current assets	278,447

Property, plant and equipment, net	2,424,552

Other assets	134,982

Total assets	$2,837,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

April 30, 2004

Current liabilities:
Current portion of obligations under capital leases	$6,075
Current portion of notes payable	98,965
Current portion of notes payable to bank	40,605
Current portion of notes payable to shareholder	1,700,000
Trade accounts payable	291,219
Accrued payroll	157,346
Other accrued liabilities	229,466
Customer deposits	39,131
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2004.	26,000

Total current liabilities	2,588,807

Obligations under capital leases, net of current portion	—
Notes payable	288,141
Note payable to bank, net of current portion	1,828,985

Total liabilities	4,705,933

Commitments and contingencies	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2004; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2004; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,178,176 shares issued and outstanding at April 30, 2004.	121,782
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at April 30, 2004.	840
Additional paid-in capital	25,675,523
Notes receivable on common stock	(34,188)
Accumulated deficit	(28,131,909)

Total shareholders’ deficit	(1,867,952)

Total liabilities and shareholders’ deficit	$2,837,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003

Net sales	$376,630	$372,252	$548,564	$606,555
Cost of sales	216,342	251,990	427,051	533,931

Gross profit	160,288	120,262	121,513	72,624

Operating costs and expenses:
Research and development	112,586	97,297	201,443	194,786
Sales, general and administrative	259,390	279,088	437,315	556,167

Total operating expenses	371,976	376,385	638,758	750,953

Loss from operations	(211,688)	(256,123)	(517,245)	(678,329)

Other income (expense):
Interest income	345	413	765	771
Interest expense	(84,713)	(67,863)	(155,803)	(128,842)
Sublease income	30,000	30,015	60,000	60,015
Other income (expense), net	(1,476)	(2,988)	6,299	(6,859)

Other income (expense), net	(55,844)	(40,423)	(88,739)	(74,915)

Loss before provision for income taxes	(267,532)	(296,546)	(605,984)	(753,244)

Provision for income tax	—	—	(1,600)	(1,600)

Net loss	$(267,532)	$(296,546)	$(607,584)	$(754,844)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Shares used in computing basic and diluted net loss per share	12,178,176	11,633,175	12,132,872	11,598,120

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(607,584)	$(754,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,793	92,874
Amortization	—	11,945
Bad debt expense	5,861	—
Interest expense relating to amortization of holdback	4,000	—
Interest expense relating to amortization of debt issuance costs	9,239	—
Issuance of warrants for services	4,600	23,211
Discount related to issuance of debt	5,699	—
Interest paid with common stock	20,000	40,000
Interest on notes receivable for common stock	(686)	(687)

(Increase) decrease in assets:
Trade accounts receivable	(55,847)	73,615
Prepaid expenses	(17,286)	30,938
Inventories	30,651	(37,319)
Other assets	—	2,996
Increase (decrease) in liabilities:
Trade accounts payable	26,119	42,754
Customer deposits	28,231	(22,702)
Accrued payroll and other liabilities	(3,747)	(37,876)

Net cash used in operating activities	(463,957)	(535,095)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,402)	—

Net cash used in investing activities	(2,402)	—

Cash flows from financing activities:
Principal payments on notes payable	(120,066)	(18,943)
Proceeds from issuance of notes payable	327,883	200,000
Principal payments on capital lease obligations	(5,768)	—
Proceeds from issuance of notes payable to a related party	300,000	450,000
Proceeds from issuance of common stock	—	50,000

Net cash provided by financing activities	502,049	681,057

Net increase in cash	35,690	145,962

Cash at beginning of period	24,215	21,053

Cash at end of period	$59,905	$167,015

Supplemental Disclosure of Cash Flow Information

Interest paid	$72,152	$68,637
Income taxes paid	$1,600	$1,600

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

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2004 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

2.                   Summary of Significant Accounting Policies

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of the new standard did not materially affect the Company’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“{FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires certain variable interest entities, or VIE’s, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all VIE’s created or acquired after January 31, 2003.  For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company currently has no contractual relationship or other business relationship with a variable interest entity.

3.                   Notes Payable

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $256,444 in interest accrued on this loan through March 31, 2004 into common stock and on May 20, 2004, Mr. Frank extended the due date of this loan to January 17, 2006.  In May 2004, the Company granted Mr. Frank a security interest in all of its current and future patents with respect to the technology owned by our Micro Imaging Technology subsidiary.

Between November 4, 2003 and December 19, 2003, we borrowed $300,000 from Anthony M. Frank, our largest shareholder. The principal amounts borrowed are payable, with interest at 8%, one year from the loan date.  Mr. Frank also has the option to convert any or all of the principal and interest into common stock at fair market value as of the conversion date.

During April 2003, we obtained a $200,000 loan with principal and interest at prime plus 2% due on April 23, 2008.  We are required to apply certain proceeds from the sale of certain EDI products to reduce the outstanding principal and interest during the term of the loan.  Pursuant to such requirement, as of April 30, 2004, we had reduced the principal balance on the loan to $166,533 and had paid $2,498 of the total $8,081 in interest accrued on this loan.

On January 22, 2004, we borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.  The loan was repaid on March 19, 2004, together with interest accrued in the sum of $3,524.

On March 18, 2004, we borrowed $300,000 from an unaffiliated third party at a 12% annual interest rate.  The loan was guaranteed by Anthony Frank, our majority shareholder, and was secured by a deed of trust on our building.  The lender had the right to convert all or any portion of the loan to common stock at fair market value as of the date of conversion.  Warrants to purchase a total of 160,000 shares of common stock were issued to the lender in partial consideration for the above loan.  The warrants are exercisable at $0.20 per share and expire in March 2006.  The fair value of the warrants on the date of issuance, $42,563, was recorded as a debt discount and is being amortized over the two-year life of the loan.  The intrinsic value of the beneficial conversion feature was determined to be $42,562 and is being amortized as interest expense over the two-year life of the loan.  We realized fees and expenses to obtain the loan in the amount of $72,117, which is also being expensed over the life of the loan.  Such Fees and expenses include the fair value of warrants to purchase an additional 80,000 shares of common stock issued at $0.20 per share as a finders fee.  This loan was repaid from the proceeds of our building refinancing on or about May 6, 2004.

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net loss, as reported:	$(267,532)	$(296,546)	$(607,584)	$(754,844)
Add: Stock-based employee compensation included in reported net loss	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,800)	(102,770)	(74,800)	(84,270)
Pro forma net loss:	$(342,332)	$(399,316)	$(682,384)	$(839,114)
Earnings per share:
Basic and diluted, as reported	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Basic and diluted, pro forma	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Weighted average shares outstanding	12,178,176	11,633,175	12,132,872	11,598,120

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2004 and April 30, 2003 as follows:

	2004	2003
Stock options and warrants	5,520,000	5,537,603
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	6,536,479	6,554,082

6.                   Business Segments

We have two reportable segments:  water purification (“EDI”) and fluid monitoring (“MI”, a start up segment).  The EDI segment produces water treatment modules for sale to manufacturers of high purity water treatment systems and ion exchange membranes for outside customers for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations.  The MI segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

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

Business Segment Information:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Revenue:
EDI	$376,630	$372,252	$548,564	$606,555
MI	—	—	—	—
Total revenues	$376,630	$372,252	$548,564	$606,555

Operating Loss:
EDI	$43,649	$(8,828)	$(88,926)	$(174,829)
MI	(103,883)	(81,387)	(178,389)	(163,386)
Corporate	(151,454)	(165,908)	(249,930)	(340,114)
Total operating loss	$(211,688)	$(256,123)	$(517,245)	$(678,329)

Depreciation and Amortization:
EDI	$28,951	$29,960	$58,384	$68,855
MI	1,181	1,216	2,473	2,473
Corporate	12,614	16,138	25,936	33,491
Total depreciation and amortization	$42,746	$47,314	$86,793	$104,819

Expenditures for Long Lived Assets:
EDI	$—	$—	$—	$—
MI	—	—	—	—
Corporate	—	—	2,402	—
Total expenditures for long lived assets	$—	$—	$2,402	$—

GEOGRAPHIC INFORMATION:

Revenues:
United States	$21,250	$116,507	$30,164	$165,684
Asia	226,765	134,356	336,558	230,009
Europe	113,542	114,189	163,564	203,662
Other foreign countries	15,073	7,200	18,278	7,200
Total revenues	$376,630	$372,252	$548,564	$606,555

	April 30, 2004	April 30, 2003
Identifiable Assets:
EDI	$289,694	$432,087
MI	8,724	11,925
Corporate	2,539,563	2,613,062
Total identifiable assets	$2,837,981	$3,057,074

7.                   Subsequent Events

On May 6, 2004, our wholly-owned subsidiary, Electropure Holdings, LLC, completed a refinancing on our building through a commercial mortgage lender and received a $2,425,000 loan which is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank.  Of the proceeds received, $1,871,917 was utilized to satisfy the first mortgage held by Universal Bank and $304,932 was used to pay off a secured loan we received in March 2004 from Purovida, LLC.  After paying $48,814 in costs and fees associated with the new loan, we received net proceeds of $199,337.  The loan is collateralized by a deed of trust on the building and provides for a 5.75% fixed annual interest rate, amortized over 25 years.  Monthly payments on the loan in the sum of $15,256 commence on June 1, 2004 and a balloon payment for the full balance of $2,172,937 is due on May 1, 2009.

On May 12, 2004, the Board of Directors authorized a private placement offering of up to 120 Units of the securities of Micro Imaging Technology (MIT), each Unit consisting of:

•                                          Twenty Five Thousand (25,000) shares of MIT common stock, plus

•                                          Twelve Thousand Five Hundred (12,500) warrants to purchase MIT common stock at $1.50 per share, exercisable commencing on July 1, 2004 and expiring on June 30, 2009.

The purchase price for each Unit is $25,000 and there is no minimum subscription amount.  The offering expires on June 30, 2004.

On May 20, 2004, we issued 66,667 shares of common stock to Anthony M. Frank in payment of $20,000 in interest accrued through March 31, 2004 on a $1 million loan made to the Company in January 2001.  The fair market value of the common stock issued was $0.30 per share.  Also on May 20, 2004, Mr. Frank executed an extension of the payment date for this loan from January 17, 2004 to January 17, 2006.

On May 20, 2004, Mr. Frank extended, for an additional one-year period, the various payment dates on $400,000 in additional loans to the Company that had matured through February 23, 2004.

Due to the fact that our new mortgage prohibits granting of additional security interests in our building, on May 20, 2004, we executed Security Agreements with Mr. Anthony M. Frank, which provide him with a security interest in and to all of the Company’s patents, current and future, covering our Micro Imaging Technology.  To the extent of the currently outstanding balance, including interest, on an aggregate of $1,700,000 in principal loans to the Company, Mr. Frank has been granted the security interest in these patents as collateral on the loans.

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

Results of Operations

References to fiscal 2003 and fiscal 2004 are for the six months ended April 30, 2003 and 2004, respectively.

Net sales in the six months ended April 30, 2004 decreased by $57,991 from $606,555 in fiscal 2003 to $548,564.  The decrease is primarily due to continued weak economic conditions, both domestically and internationally, that has resulted in delaying or limiting capital spending for water treatment products in many of our target markets.  While sales for the first three months of fiscal 2004 lagged, net sales for the three months ended April 30, 2004 did show a moderate increase of $4,378 over the prior fiscal year three month period.  Our marketing efforts seek to heighten demand for our EDI products and increase penetration of an expanding ultrapure water market.  However, we believe that the overall downturn in the power generation industry since 2001 has been a limiting factor in our sales growth and we anticipate that sales will increase as the power generation industry rebounds.

From a geographic perspective, net sales in the United States declined by $135,520, or 81.8%, in the six months ended April 30, 2004 compared to the prior fiscal period, as did sales in Europe by approximately 19.7%, or $40,098.  In contrast, sales in Asia and other foreign countries increased in the six month period by $117,627, or by 50%, compared for fiscal 2003.  The slight increase in net sales during the three months ended April 30, 2004 reflects a 71% overall increase in Asian and other foreign country sales, which was offset by a 82% net decrease in US and European sales in fiscal 2004 compared to the prior year period.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased to 78% of revenue for fiscal 2004 compared to 88% of revenue for the six months ended April 30, 2003.  This decrease is predominantly due to increased production efficiencies and lower warranty experience.  For the same reasons, costs of sales showed a similar decrease for the three months ended April 30, 2004, dropping from 68% in fiscal 2003 to 57% for the three months ended April 30, 2004.

Research and development expenses for the three and six month periods ended April 30, 2004 decreased by $15,289 and 6,657, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.  The decrease was primarily due to a reduction in consulting expenses and a decrease in patent expenses.

Sales, general and administrative expenses decreased by $118,852 for the six months ended April 30, 2004 as compared to the same period in 2003.  The decrease reflects an overall reduction in operating expenses, with significant reductions in legal and consulting expenses.  For the three months ended April 30, 2004, sales, general and administrative expenses decreased by $19,698 compared to the prior year period.  Again, across-the-board reductions are seen in the three month period ended April 30, 2004 which were partially offset, however, by an increase in bad debt expense.

Interest income is generated from short-term investments and decreased by $68 and $6 for the three and six month ended April 30, 2004 over the prior year periods.  Interest expense for the three and six months ended April 30, 2004 increased by $16,850 and $26,961, respectively, compared to the comparable prior periods.  The difference primarily relates to loans made to the Company during January and March 2004 on short-term borrowings and from borrowings from our major shareholder during fiscal 2004.

Components of other expense, other than interest, decreased by $1,497 and $13,143 for the three and six months ended April 30, 2004 compared to the prior year periods.  The difference primarily relates to an increase a $7,686 gain realized on writing off old debt and the termination in September 2003 of monthly payments made to the Company’s founder under the terms of an agreement which expired.

We recorded the minimum state income tax provision in fiscal 2003 and 2004 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2004, we had working capital deficit of $2,310,360.  This represents a working capital decrease of $376,927 compared to that reported at October 31, 2003.  The primary component of the decrease is a $398,965 increase in current notes payable from new borrowings, offset by a reduction in accounts payable and an increase in accounts receivables.

Aggregate maturities required on capital leases and on notes payable at April 30, 2004 are due in future years as follows (as adjusted to reflect the effect of subsequent events.  See Item 1, Paragraph 7 – “Subsequent Events”):

	Payment Due by Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Capital lease obligations	$6,075	—	—	—	—	—	$6,075
Notes payable	220,573	—	—	—	166,533	—	387,106
Notes payable to bank	40,605	169,203	169,203	169,203	169,203	1,152,173	1,869,590
Notes payable to shareholder	—	700,000	1,000,000	—	—	—	1,700,000

Total contractual obligations:	$267,253	$869,203	$1,169,203	$169,203	$335,736	$1,152,173	$3,962,771

Our primary source of working capital has been from short-term loans.  Between November 2003 and December 2003, we borrowed a total of $300,000 from Mr. Anthony Frank, a major shareholder, at an 8% annual interest rate.  On January 20, 2004, the Company borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.  In March 2004, we borrowed an additional $300,000 at 12% annual interest.  As of May 6, 2004, both of the latter two loans were paid off with later borrowings.

The Company refinanced it building mortgage in May 2004, effectively lowering its monthly mortgage payments, and received net proceeds of $199,337.

Sales of our EDI and membrane products during the six months ended April 30, 2004 amounted to $548,564.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of April 30, 2004, we had accepted firm orders for delivery of unshipped EDI modules valued at $95,000.

Plan of Operation

In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to or short term loans from our major shareholder, refinancing of our building, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through July 2004.  Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2003 which raises substantial doubt about our ability to continue as a going concern.

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

Item 3.           Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures [as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)] as of the end of the period covered by this quarterly report.  Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Electropure’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

PART II - OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2.           Changes in Securities

On January 22, 2004, we issued 100,000 shares of common stock to our largest shareholder in payment of $20,000 in interest accrued on a $1 million loan.

In March 2004, we issued warrants to purchase 240,000 shares of Common Stock as partial consideration for a $300,000 loan.  The warrants are exercisable at $0.20 per share and expire on March 12, 2006.

Item 3.           Defaults Upon Senior Securities

As of April 30, 2004, the Company was in default of its obligations to pay a total of $1,250,000 in principal loans made by the majority shareholder, Anthony M. Frank, which had come due through February 23, 2004.  On May 20, 2004, Mr. Frank provided one to two-year extensions on all of the loans due.

Items 4 and 5 omitted as not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.10.BG	8% Convertible Term Note – 11/04/03 (1)

10.10.BH	8% Convertible Term Note – 11/21/03 – Face Sheet Only (1)

10.10.BI	8% Convertible Term Note – 12/19/03 – Face Sheet Only (1)

10.10.BJ	Debt Conversion Agreement (Keogh) – 01/22/04 (1)

10.10.BK	Debt Conversion Agreement (Pension) – 01/22/04 – Face Sheet Only (1)

10.10.BL	Debt Conversion Agreement (Keogh) – 05/20/04 (2)

10.10.BM	Debt Conversion Agreement (Pension – 05/20/04 – Face Sheet Only (2)

10.10.BN	Security Agreement (Keogh) – 05/20/04 (2)

10.10.BO	Security Agreement (Pension) – 05/20/04 – Face Sheet Only (2)

10.10.BP	Security Agreement (Frank) – 05/20/04 – Face Sheet Only (2)

10.54	Promissory Note Secured by Trust Deed (3)

10.55	Installment Note (secured by Deed of Trust) (Purovida) – 03/12/04

10.56	Promissory Note (secured by Deed of Trust) – 04/27/04

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	906 Certification of Principal Executive Officers

(1)                                  Previously filed on January 26, 2004 in connection with Amendment No. 21 to Schedule 13D filed on behalf of Anthony M. Frank.

(2)                                  Previously filed on May 21, 2004 in connection with Amendment No. 22 to Schedule 13D filed on behalf of Anthony M. Frank.

(3)                                  Previously filed on March 1, 2004 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 2003.

(b)         Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 2, 2004

ELECTROPURE, INC.

By	/S/ CATHERINE PATTERSON
Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)