Form 10QSB
period 2004-07-31
ELECTROPURE INC
filed 2004-09-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004	Commission file number 0-16416

ELECTROPURE, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

23456 South Pointe Drive, Laguna Hills, California  92653

(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number, including area code:  (949) 770-9347

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

At September 9, 2004, 12,244,843 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS

July 31, 2004

Current assets:
Cash	$17,714
Trade accounts receivable	66,335
Inventories	144,651
Prepaid expenses	22,880

Total current assets	251,580

Property, plant and equipment, net	2,383,496

Other assets	59,405

Total assets	$2,694,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

July 31, 2004

Current liabilities:
Obligations under capital leases	$3,839
Current portion of notes payable to bank	45,448
Current portion of notes payable to shareholder	800,000
Trade accounts payable	223,836
Accrued payroll	150,971
Other accrued liabilities	242,019
Customer deposits	22,915
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2004.	26,000

Total current liabilities	1,515,028

Notes payable	1,166,498
Note payable to bank, net of current portion	2,372,262

Total liabilities	5,053,788

Commitments and contingencies	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2004; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2004; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,244,843 shares issued and outstanding at July 31, 2004.	122,449
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at July 31, 2004.	840
Additional paid-in capital	25,694,856
Notes receivable on common stock	(34,531)
Accumulated deficit	(28,642,921)

Total shareholders’ deficit	(2,359,307)

Total liabilities and shareholders’ deficit	$2,694,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Net sales	$289,323	$494,457	$837,887	$1,101,013
Cost of sales	247,609	316,520	674,660	850,450

Gross profit	41,714	177,937	163,227	250,563

Operating costs and expenses:
Research and development	88,871	102,421	290,314	297,207
Sales, general and administrative	399,790	244,153	837,105	800,322

Total operating expenses	488,661	346,574	1,127,419	1,097,529

Loss from operations	(446,947)	(168,637)	(964,192)	(846,966)

Other income (expense):
Interest income	345	412	1,110	1,183
Interest expense	(97,493)	(71,404)	(253,296)	(200,246)
Sublease income	33,050	30,000	93,050	90,015
Other income (expense), net	33	(2,976)	6,332	(9,835)

Other income (expense), net	(64,065)	(43,968)	(152,804)	(118,883)

Loss before provision for income taxes	(511,012)	(212,605)	(1,116,996)	(965,849)

Provision for income tax	—	—	(1,600)	(1,600)

Net loss	$(511,012)	$(212,605)	$(1,118,596)	$(967,449)

Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.08)

Shares used in computing basic and diluted net loss per share	12,230,350	11,898,792	12,165,722	11,699,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,118,596)	$(967,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129,787	139,185
Amortization	—	11,945
Bad debt expense	6,085	—
Interest expense relating to amortization of holdback	4,000	—
Interest expense relating to amortization of debt issuance costs	146,399	—
Issuance of warrants for services	4,600	26,511
Discount related to issuance of debt	85,126	—
Interest paid with common stock	40,000	60,000
Interest on notes receivable for common stock	(1,029)	(1,030)

(Increase) decrease in assets:
Trade accounts receivable	(69,212)	52,417
Prepaid expenses	(5,093)	39,376
Inventories	16,275	(45,808)
Other assets	—	4,371
Increase (decrease) in liabilities:
Trade accounts payable	(41,263)	142,771
Customer deposits	12,015	8,678
Accrued payroll and other liabilities	2,430	(52,817)

Net cash used in operating activities	(788,476)	(581,850)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,340)	(7,520)

Net cash used in investing activities	(4,340)	(7,520)

Cash flows from financing activities:
Principal payments on notes payable	(2,296,981)	(53,893)
Proceeds from issuance of notes payable	2,691,300	200,000
Principal payments on capital lease obligations	(8,004)	(7,714)
Proceeds from issuance of notes payable to a related party	400,000	450,000
Proceeds from issuance of common stock	—	50,000

Net cash provided by financing activities	786,315	638,393

Net increase in cash	(6,501)	49,023

Cash at beginning of period	24,215	21,053

Cash at end of period	$17,714	$70,076
Supplemental Disclosure of Cash Flow Information

Interest paid	$99,306	$103,166
Income taxes paid	$1,600	$1,600

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

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2004 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Net loss, as reported:	$(511,012)	$(212,605)	$(1,118,596)	$(967,449)

Add: Stock-based employee compensation included in reported net loss	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,360)	(51,920)	(120,160)	(136,190)

Pro forma net loss:	$(556,372)	$(264,525)	$(1,238,756)	$(1,103,639)

Earnings per share:
Basic and diluted, as reported	$(0.04)	$(0.02)	$(0.09)	$(0.08)

Basic and diluted, pro forma	$(0.05)	$(0.02)	$(0.10)	$(0.09)

Weighted average shares outstanding	12,230,350	11,898,792	12,165,722	11,699,817

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2004 and July 31, 2003 as follows:

	2004	2003
Stock options and warrants	5,520,000	4,830,000
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	6,536,479	5,846,479

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires certain variable interest entities, or VIE’s, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all VIE’s created or acquired after January 31, 2003.  For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company currently has no contractual relationship or other business relationship with a variable interest entity.

In November 2003, the EITF reached an interim consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004.  The adoption of the new standard did not materially affect the Company’s financial position and results of operations.

3.       Notes Payable

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $256,444 in interest accrued on this loan through March 31, 2004 into common stock and on May 20, 2004, Mr. Frank extended the due date of this loan to January 17, 2006.  In May 2004, the Company granted Mr. Frank a security interest in all of its current and future patents with respect to the technology owned by our Micro Imaging Technology subsidiary as collateral for this $1 million loan, as well as an additional $700,000 in principal loans made by Mr. Frank between December 2002 and December 2003.

Between November 4, 2003 and December 19, 2003, we borrowed $300,000 from Anthony M. Frank, our largest shareholder. The principal amounts borrowed are payable, with interest at 8%, one year from the loan date.  Mr. Frank also has the option to convert any or all of the principal and interest into common stock at fair market value as of the conversion date.

On July 1, 2004, we borrowed an additional $100,000 from Mr. Frank at 8% annual interest.  The loan, which is convertible into common stock at Mr. Frank’s option, is payable on January

1, 2005 or from the proceeds of any sale of the Company’s EDI subsidiary, whichever may first occur.

During April 2003, we obtained a $200,000 loan with principal and interest at prime plus 2% due on April 23, 2008.  We are required to apply certain proceeds from the sale of certain EDI products to reduce the outstanding principal and interest during the term of the loan.  Pursuant to such requirement, as of July 31, 2004, we had reduced the principal balance on the loan to $166,498 and had paid $2,828 of the total $13,125 in interest accrued on this loan.

On January 22, 2004, we borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.  The loan was repaid on March 19, 2004, together with interest accrued in the sum of $3,524.

On March 18, 2004, we borrowed $300,000 from an unaffiliated third party at a 12% annual interest rate.  The loan was guaranteed by Anthony Frank, our majority shareholder, and was secured by a deed of trust on our building.  This loan was repaid on or about May 6, 2004 from the proceeds of a building refinancing.  Warrants to purchase a total of 160,000 shares of common stock were issued to the lender in partial consideration for this loan; exercisable at $0.20 per share and expiring in March 2006.  The fair value of the warrants on the date of issuance, $42,563, was recorded as a debt discount.  The intrinsic value of the beneficial conversion feature was determined to be $42,562 and was recorded as interest expense.  We realized fees and expenses to obtain the loan in the amount of $72,117, which were fully expensed upon repayment of the note.  Such fees and expenses include the fair value of warrants to purchase an additional 80,000 shares of common stock issued at $0.20 per share as a finders fee.

On May 6, 2004, our wholly-owned subsidiary, Electropure Holdings, LLC, completed a refinancing on our building through a commercial mortgage lender and received a $2,425,000 loan which is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank.  Of the proceeds received, $1,871,917 was utilized to satisfy the first mortgage held by Universal Bank and $304,932 was used to pay off a secured loan we received in March 2004 from Purovida, LLC.  After paying $61,133 in costs and fees associated with the new loan, we received net proceeds of $199,337.  The loan is collateralized by a deed of trust on the building and provides for a 5.75% fixed annual interest rate, amortized over 25 years.  Monthly payments on the loan in the sum of $15,256 commence on June 1, 2004 and a balloon payment for the full balance of $2,172,937 is due on May 1, 2009.

On May 12, 2004, the Board of Directors authorized a private placement offering of up to 120 Units of the securities of Micro Imaging Technology (MIT), with a purchase price of $25,000 per Unit.  Each Unit consisted of:

•              Twenty Five Thousand (25,000) shares of MIT common stock, plus

•              Twelve Thousand Five Hundred (12,500) warrants to purchase MIT common stock at $1.50 per share, exercisable commencing on July 1, 2004 and expiring on June 30, 2009.

The offering expired on June 30, 2004 with no subscriptions being received on the offering.

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

On May 20, 2004, we issued an additional 66,667 shares of common stock in payment of $20,000 in interest accrued on the loan to Mr. Frank through March 31, 2004.  The fair market value of the common stock was $0.30 per share.

5.       Business Segments

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

Business Segment Information:

	Three months ended July 31,		Nine months ended July 31,

	2004	2003	2004	2003
Revenue:
EDI	$289,323	$494,457	$837,887	$1,101,013
MI	—	—	—	—
Total revenues	$289,323	$494,457	$837,887	$1,101,013

Operating Loss:
EDI	$(87,038)	$65,048	$(175,964)	$(109,781)
MI	(78,114)	(84,721)	(256,503)	(248,107)
Corporate	(281,795)	(148,964)	(531,725)	(489,078)
Total operating loss	$(446,947)	$(168,637)	$(964,192)	$(846,966)

Depreciation and Amortization:
EDI	$29,227	$29,133	$87,611	$97,988
MI	1,131	1,257	3,604	3,730
Corporate	12,636	15,921	38,572	49,412
Total depreciation and amortization	$42,994	$46,311	$129,787	$151,130

Expenditures for Long Lived Assets:
EDI	$1,938	$7,520	$1,938	$7,520
MI	—	—	—	—
Corporate	—	—	2,402	—
Total expenditures for long lived assets	$1,938	$7,520	$4,340	$7,520

GEOGRAPHIC INFORMATION:

Revenues:
United States	$74,992	$271,928	$105,156	$437,613
Asia	114,250	90,486	450,808	320,495
Europe	90,393	132,043	253,957	335,705
Other foreign countries	9,688	—	27,966	7,200
Total revenues	$289,323	$494,457	$837,887	$1,101,013

	July 31, 2004	July 31, 2003
Identifiable Assets:
EDI	$289,922	$440,163
MI	7,594	10,668
Corporate	2,396,965	2,490,387
Total identifiable assets	$2,694,481	$2,941,218

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

Results of Operations

References to fiscal 2003 and fiscal 2004 are for the nine months ended July 31, 2003 and 2004, respectively.

Net sales in the nine months ended July 31, 2004 decreased by $263,126 from $1,101,013 in fiscal 2003 to $837,887.  The decrease is primarily due to continued weak economic conditions, both domestically and internationally, that has resulted in delaying or limiting capital spending for water treatment products in many of our target markets.  Our marketing efforts seek to heighten demand for our EDI products and increase penetration of an expanding ultrapure water market.  However, we believe that the overall downturn in the power generation industry since 2001 has been a limiting factor in our sales growth and we anticipate that sales will increase as the power generation industry rebounds.

From a geographic perspective, net sales in the United States declined by $332,457, or 76.0%, in the nine months ended July 31, 2004 compared to the prior fiscal period.  Sales in Europe also decreased in fiscal 2004 by $81,748, or 24.4%.  By contrast, however, sales in all other markets increased in the nine month period.  Sales increased in Asia by $130,313 (40.7%) and other foreign countries by $20,766 (288.4%) compared for fiscal 2003.   Net sales during the three months ended July 31, 2004 reflects a 26.3% increase in Asian and other foreign country sales, which was offset by a 72.4% and 31.5% net decrease in US and European sales, respectively, in fiscal 2004 compared to the prior year period.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales increased to 81% of revenue for fiscal 2004 compared to 77% of revenue for the nine months ended July 31, 2003.  This increase is predominantly due to underutilization of labor and overhead due to lower sales volume.  For the same reasons, costs of sales showed a similar increase for the three months ended July 31, 2004, rising from 64% in fiscal 2003 to 86% for the three months ended July 31, 2004.

Research and development expenses for the three and nine month periods ended July 31, 2004 decreased by $13,550 and $6,893, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a reduction in consulting expenses and a decrease in patent expenses.

Sales, general and administrative expenses increased by $36,783 for the nine months ended July 31, 2004 as compared to the same period in 2003.  The increase principally reflects the broker fees and warrants associated with borrowings during the fiscal period, including the broker fees paid to refinance the Company’s building.  This increase was partially offset by reductions in legal and consulting expenses.  For the three months ended July 31, 2004, sales, general and administrative expenses increased by $155,637 compared to the prior year period.  Again, the increase represents these same costs of financings primarily accomplished and recorded in the second and third quarters of fiscal 2004.

Interest income is generated from short-term investments and decreased by $67 and $73 for the three and nine months ended July 31, 2004 over the prior year periods.  Interest expense for the three and nine month periods ended July 31, 2004 increased by $26,089 and 53,050, respectively, compared to the comparable prior periods.  The difference primarily represents the amortization of debt discount and the costs of loan that were repaid during the current fiscal period.

Components of other expense, other than interest, decreased by $3,009 and $16,167 for the three and nine months ended July 31, 2004 compared to the prior year periods.  The difference primarily relates to a $7,686 gain realized on writing off old debt in the second quarter of fiscal 2004 and the termination in September 2003 of monthly payments made to the Company’s founder under the terms of an agreement which expired.

We recorded the minimum state income tax provision in fiscal 2003 and 2004 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2004, we had working capital deficit of $1,263,448.  This represents a $669,985 reduction in the working capital deficit compared to that reported at October 31, 2003.  The primary component of the decrease is the reclassification of $600,000 in notes payable from current liabilities to long term when the lender extended the maturity dates on the loans.  The reduction also reflects a $69,212 increase in accounts receivable.

Aggregate maturities required on capital leases and on notes payable at July 31, 2004 are due in future years as follows (as adjusted to reflect the effect of subsequent events.  See Item 1,  Paragraph 7 — “Subsequent Events”):

	Payment Due by Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Capital lease obligations	$3,839	—	—	—	—	—	$3,839
Notes payable	—	—	—	166,498	—	166,498	166,498
Notes payable to bank	45,448	183,070	183,070	183,070	183,070	1,639,983	2,417,711
Notes payable to shareholder	—	800,000	1,000,000	—	—	—	1,800,000
Total contractual obligations:	$49,287	$983,070	$1,183,070	$183,070	$349,568	$1,639,983	$4,388,048

Our primary source of working capital has been from short-term loans.   Between November 2003 and July 2004, we borrowed a total of $400,000 from Mr. Anthony Frank, a major shareholder, at an 8% annual interest rate.  On January 22, 2004, the Company borrowed $100,000 from an unaffiliated lender at an annual interest rate of 15%.   In March 2004, we borrowed an additional $300,000 at 12% annual interest.  As of May 6, 2004, both of the latter two loans were paid off with later borrowings.

The Company refinanced its building mortgage in May 2004, effectively lowering its monthly mortgage payments, and received net proceeds of $199,337.

Sales of our EDI and membrane products during the nine months ended July 31, 2004 amounted to $837,887.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of July 31, 2004, we had accepted firm orders for delivery of unshipped EDI modules valued at over $70,000.

Plan of Operation

In the opinion of management, available funds, funds anticipated to be realized on the sale of securities to or short term loans from our major shareholder, refinancing of our building, and proceeds to be realized from the sale of EDI products currently on order, are expected to satisfy our working capital requirements through September 2004.  Our independent auditors have included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2003 which raises substantial doubt about our ability to continue as a going concern.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2004, we issued 66,667 shares of common stock to our largest shareholder in payment of an additional $20,000 interest accrued on his $1 million loan.

Items 3 through 5 omitted as not applicable.

Item 6.                             Exhibits and Reports on Form 8-K

(a)     Exhibits:

10.10.BG	8% Convertible Term Note – 11/04/03 (1)

10.10.BH	8% Convertible Term Note – 11/21/03 – Face Sheet Only (1)

10.10.BI	8% Convertible Term Note – 12/19/03 – Face Sheet Only (1)

10.10.BJ	Debt Conversion Agreement (Keogh) – 01/22/04 (1)

10.10.BK	Debt Conversion Agreement (Pension) – 01/22/04 – Face Sheet Only (1)

10.10.BL	Debt Conversion Agreement (Keogh) – 05/20/04 (2)

10.10.BM	Debt Conversion Agreement (Pension – 05/20/04 – Face Sheet Only (2)

10.10.BN	Security Agreement (Keogh) – 05/20/04 (2)

10.10.BO	Security Agreement (Pension) – 05/20/04 – Face Sheet Only (2)

10.10.BP	Security Agreement (Frank) – 05/20/04 – Face Sheet Only (2)

10.10.BQ	8% Convertible Term Note – 07/01/04

10.54	Promissory Note Secured by Trust Deed (3)

10.55	Installment Note (secured by Deed of Trust) (Purovida) – 03/12/04 (4)

10.56	Promissory Note (secured by Deed of Trust) – 04/27/04 (4)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	906 Certification of Principal Executive Officers

(1)	Previously filed on January 26, 2004 in connection with Amendment No. 21 to Schedule 13D filed on behalf of Anthony M. Frank.

(2)	Previously filed on May 21, 2004 in connection with Amendment No. 22 to Schedule 13D filed on behalf of Anthony M. Frank.

(3)	Previously filed on March 1, 2004 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 2003.

(4)	Previously filed on June 9, 2004 in connection with Registrant’s Form 10-QSB for the fiscal quarter ended April 30, 2004.

(b)	Report on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2004

ELECTROPURE, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)