Form 10KSB/A
period 2003-10-31
ELECTROPURE INC
filed 2005-04-07
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-KSB / A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended October 31, 2003 filed on March 1, 2004 (the “Original Filing”).  Electropure, Inc. has filed this Amendment to amend the following Items of the Original Filing:  (a)  Item 13, Exhibits and Reports on Form 8-K, to provide the certifications required by Item 601 of Regulation S-B at Exhibits 31.1 and 31.2; and (b)  Item 14,  Controls and Procedures, to change the language in the first sentence of the first paragraph to indicate that our evaluation of controls and procedures was made as of the end of the period covered by the Original Filing.  Besides these two changes, we have indicated that Exhibits 10.55, 21.1, and 32 were filed as exhibits to the Original Filing, but no other changes are made to the Original Filing by this Amendment.  This Amendment does not update or otherwise change the information provided in the Original Filing to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Original Filing relates.  The Items amended by this Amendment are presented in their entirety in this Amendment for convenience.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(c)           Exhibits. The following exhibits are filed with or incorporated by reference into this report.

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

10.12                                                                     1999 Stock Option Plan (12)

10.19                                                                     Form of Indemnity Agreement with each current Officer and Director. (2)

10.47.8                                                            License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). (6)

10.47.9                                                            Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). (6)

10.48                                                                     Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994. (4)

10.48.1                                                            Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997. (5)

10.52                                                                     Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. (7)

10.53                                                                     Assignment Agreement with Hydro Components, Inc. dated February 17, 1998.  (8)

10.54                                                                     Asset Purchase Agreement with Resin Tech, Inc. dated November 2, 2000. (13)

10.55                                                                     Promissory Note Secured by Trust Deed (22)

21.1                                                                           Subsidiaries of Electropure, Inc.  (22)

31.1                                                                           Certification of Chief Executive Officer (filed herewith)

31.2                                                                           Certification of Chief Financial Officer (filed herewith)

32                                                                                    906 Certification of Principal Executive Officers (22)

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

(18)                                              Previously filed in connection with Amendment No. 18 to Schedule 13D filed on May 15, 2003.

(19)                                              Previously filed in connection with Amendment No. 19 to Schedule 13D filed on July 24, 2003.

(20)                                              Previously filed in connection with Amendment No. 20 to Schedule 13 filed on September 10, 2003.

(21)                                              Previously filed in connection with Amendment No. 21 to Schedule 13 filed on January 26, 2004.

(22)                                              Previously filed on March 1, 2004 in connection with Registrant’s Form 10-KSB for the fiscal year ended October 31, 2003.

Item 14.                                                  Controls and Procedures.

(a)                             As of the end of the period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated:  April 6, 2005

ELECTROPURE, INC.

BY	/S/ CATHERINE PATTERSON
CATHERINE PATTERSON Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ WILLIAM F. FARNAM	Director	April 6, 2005
WILLIAM F. FARNAM

/S/ RANDOLPH S. HEIDMANN	Director	April 6, 2005
RANDOLPH S. HEIDMANN

/S/ FLOYD H. PANNING	Chief Executive Officer	April 6, 2005
FLOYD H. PANNING	and Director

Chief Financial Officer
/S/ CATHERINE PATTERSON	(Principal Financial and	April 6, 2004
CATHERINE PATTERSON	Accounting Officer)