Form 10KSB
period 2004-10-31
ELECTROPURE INC
filed 2005-09-26
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

______________________________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

______________________________________

For the fiscal year ended                                                             Commission file number 0-16416

October 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  [_X_]

The registrant's revenues for the twelve months ended October 31, 2004 were $1,129,009.

As of August 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $511,873, based on a closing price for the common stock of $0.09 on the OTC Bulletin Board on such date.

At August 30, 2005, 12,815,851 shares of the Registrant's stock were outstanding.

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

Our EDI subsidiary manufactures and sells a line of patented ion permeable membranes and proprietary water purification products which are incorporated into water treatment systems for ultrapure water applications.  Our MIT subsidiary is a research and development operation conducting research on our patented laser-based rapid microbe detection system.

SIGNIFICANT PENDING TRANSACTIONS

OVERVIEW

The Company, through its predecessor, HOH, Inc., was formed in December 1979 to develop a water treatment device intended to be a more efficient and economical replacement for whole-house water softening.  In 1987, the Company conducted a public offering of its securities in an effort to raise working capital to complete its research and development activities.  Due to technical difficulties and high production costs, it was not until 1997 and with losses aggregating nearly $11 million that the Company was able to develop and begin marketing its current, smaller, point-of-use model EDI product aimed at the high purity water treatment segment of commercial and industrial water treatment markets.  Over the years, though our EDI product has slowly gained market acceptance and we have made significant strides in product improvement and production cost reductions, our Electropure EDI subsidiary operation has consistently sustained losses and in fiscal 2004 operations resulted in a nearly 28% net loss on sales.  In the three months ended July 31, 2005, however, the EDI operation realized a significant sales growth and, as a result posted, the first, albeit modest, net gain (6%) on sales it has enjoyed since its inception.  No assurances can be given and the Company does not anticipate that it can expect sustained growth in the EDI sales since previous experiences have recorded sharp declines from month to month.  Growing competition, increased fixed overhead costs and global economic uncertainties in general, among other factors, may have materially adverse effects on the Company's ability to continue not only the EDI operation, but administrative operations and the research and development activities of its Micro Imaging Technology subsidiary as well.

Currently, the Company is suffering a financial crisis and does not have the financial wherewithal to either continue the research and development activities of Micro Imaging Technology (see "Development of our Business - Micro Imaging Technology") or to expand marketing and sales efforts in order to make the EDI operation more profitable, or even continue to operate EDI as a going concern for any length of time.  The Company believes the MIT technology may ultimately provide greater value to the stockholders than will the continued operation of EDI, although no assurance can be given in this regard.  The Company further believes that the best, and possibly only, value of the EDI subsidiary will be realized from a sale of the operation.  Consequently, on April 19, 2005, the Company entered into a Purchase and Sale Agreement (the "Agreement") to sell substantially all of the assets of the EDI subsidiary to SnowPure, LLC, a Nevada limited liability company, formed by EDI's General Manager, Michael Snow, for the purpose of this transaction.

The EDI transaction will generate some working capital and eliminate some debt and eliminate the expense of EDI's continued operation.  It represents the first of two steps that the Company hopes will be sufficient to permit the development of the MIT technology.  As a second measure, in June 2005, the Company entered into an agreement to sell the building currently owned by Electropure Holdings, LLC, our wholly-owned California limited liability company, to the George A Boukather Trust, an unaffiliated third party.  See "Background of the Building Sale" below.

BACKGROUND OF THE EDI ASSET SALE:

For the past several years, the only source of working capital for the Company (other than from EDI operations) has come from refinancing of the Company's building and loans from our majority stockholder, Mr. Anthony Frank, and such funds have proven to be insufficient to carry out the goals and objectives of the organization.  Beginning in early 2002 and continuing through April 2005, the Company's management and Board of Directors have explored numerous possible means to generate working capital sufficient to meets its needs and to continue the research and development activities of Micro Imaging Technology, its majority-owned Nevada subsidiary, as well as to expand sales in the EDI subsidiary.   The Company has sought new investors or partners seeking ways to fund ongoing administrative expenses and development costs and numerous companies have been contacted by members of the Board of Directors, both verbally and in writing, inquiring of their interest in our EDI operation, whether involving a license, partnership, joint venture or sale.  We contacted companies across a very broad span of the water industry, including current competitors, as well as other companies whose businesses are unrelated to water treatment.  However, none of the many companies and parties contacted, except SnowPure, LLC, was willing or able to make what the Board considered to be a reasonable offer for the EDI business or assets or any other financial arrangement of any form involving the EDI business, that comported with the Company's need to obtain working capital quickly.  Because sales revenues can be subject to wild fluctuations, the Company has not and may not in the future have sufficient cash flow to continue the EDI operation for any length of time.

In August 2004, Michael Snow, who was at the time the Vice President and Chief Operating Officer of the Company and General Manager of the EDI subsidiary, advised the Board of his interest in purchasing the assets of the EDI subsidiary.  Mr. Snow resigned as Vice President and COO at that time, and the Company began informal discussions with Mr. Snow while continuing all efforts to seek outside interested parties for the EDI business.  In December 2004, Mr. Snow made a $100,000 working capital loan to the Company through SnowPure, LLC, and was granted a security interest in most of the EDI assets as collateral.  The loan, together with 10% annual interest accrued thereon, was due to be repaid on March 9, 2005 and remains due at this time.

Given the Company's quickly diminishing financial resources and the lack of other interest in the EDI subsidiary, the Board determined that a sale of the EDI subsidiary to SnowPure, LLC was the Company's only viable option to generate some value out of the EDI subsidiary.  On April 15, 2005, the parties agreed to the terms of a Purchase and Sale Agreement and on April 19, 2005, the Company's Board of Directors approved the sale whereby SnowPure would pay a total purchase price of $800,000 for the assets, through a combination of cash and assumption of certain liabilities.  The purchase price will be paid in the form of cash and assumption of certain debt on the books of EDI as of the closing, including notes and trade payables, accrued salaries and expenses due Michael Snow, the principal owner and operator of SnowPure, LLC.  The portion of the purchase price to be paid in cash, therefore, will be the difference between $800,000 and the exact amount of the debt to be assumed pursuant to this transaction as determined at the closing, which is estimated to be approximately $362,000 as of July 31, 2005.  From the cash proceeds of the sale, the Company will be required to utilize approximately $86,000 to pay certain taxes, trade payables and to repay SnowPure LLC for the December 2004 $100,000 loan, plus unpaid interest as of the closing date.

The sale of the EDI assets also requires that the Company dissolve the Electropure EDI subsidiary and amend the charter of the Company to change its corporate identity to a name other than "Electropure".  A copy of the Agreement was filed with the Securities and Exchange Commission on April 26, 2005 as an Exhibit on Form 8-K.  To understand the terms of the transaction, the Agreement, including the exhibits and schedules to the Agreement, should be read in its entirety.  The exhibits and schedules to the Agreement will be updated at a later date to ensure their accuracy as of the closing date.

BACKGROUND OF THE BUILDING SALE:

In February 1998, the Company entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office, manufacturing and warehousing space located at 23456 South Pointe Drive, Laguna Hills, CA (the "building").  In January 2001, the Company exercised its purchase option and formed Electropure Holdings, LLC, a wholly-owned California limited liability company, for the purpose of the building transaction.   We financed substantially the entire $2,454,552 purchase price with a loan of $1,375,000 from a real estate mortgage lender and a $1,000,000 private loan from our majority stockholder, Mr. Anthony M. Frank.

The Company has since refinanced the building mortgage on two additional occasions in order to utilize the appreciation in equity for working capital.   In June 2002, we refinanced the first mortgage for $2 million and realized net proceeds of approximately $550,000.  In May 2004, we again refinanced the building for $2,425,000, whereby we realized approximately $500,000 in net proceeds.   In addition to a first trust deed granted to the mortgage lender in the May 2004 financing, the Company has granted a second security interest in the building to our majority stockholder, Mr. Anthony M. Frank, as collateral for $300,000 in short-term loans he made between February and May 2005.  Mr. Frank has been a co-guarantor on each of the building financings conducted by the Company.

The Company and its subsidiaries currently occupy approximately 18,201 sq. ft. of the building and sub-lease 12,000 sq. ft. to an unaffiliated tenant.  Once the sale of the EDI business has been concluded and the operation is subsequently moved by the new owner, the Company's need for operating space will be greatly diminished.  Moreover, the current market for commercial buildings in the area is such that a sale of the building at this time would provide the Company with additional working capital and the ability to relocate to more suitable offices and laboratory space for the Company's Micro Imaging Technology subsidiary.

On June 3, 2005, the Company accepted an offer to purchase the building from the George A Boukather Trust ("Boukather"), an unaffiliated third party for the sum of $3,925,000.  The parties executed a Purchase and Sale Agreement (the "Building Agreement") which was filed with the Securities and Exchange Commission on June 9, 2005 as an Exhibit on Form 8-K.  To understand the terms of the transaction, the Agreement, including the exhibits and schedules to the Agreement, should be read in its entirety.

On July 15, 2005, the George A Boukather Trust loaned the Company $250,000.  The loan is to be repaid by December 31, 2005 or from the proceeds of the building sale, whichever occurs first.  As partial consideration for the loan, the Company granted warrants to purchase 100,000 shares of its common stock and agreed to reduce the purchase price of the building to $3,875,000.

The majority of the proceeds of the sale will be used to pay off the senior mortgage (approximately $2,372,500 at July 31, 2005) on the building held by Farmers Insurance Group Federal Credit Union c/o Business Partners LLC ("Senior Mortgage").  In addition, proceeds from the sale will be used to repay the $250,000 Boukather loan and junior liens held by Mr. Anthony M. Frank for loans made to the Company on and since February 18, 2005, which as of July 31,

2005 aggregated $308,333, including interest.  In addition, from the sale proceeds, the Company will pay one-half of all escrow charges and all usual recording fees and required documentary transfer taxes.  The Company must also pay the premium for a standard coverage owner's title insurance policy.  The Company estimates such fees will amount to approximately $6,000.

USE OF SALES PROCEEDS

The net remaining cash proceeds from the sales of assets described above will be utilized as working capital and may be used to pay administrative expenses and other liabilities, including but not limited to current and accrued salaries, legal expenses, and costs associated with relocating the Company's remaining operations to a smaller facility.

PREREQUISITE TO CLOSING

Closing of both the building sale and the sale of the EDI assets are contingent upon meeting all requirements, including regulations promulgated under the Securities Exchange Act of 1934, for the sale of corporate assets.  The principal terms of each sale require the approval of a majority in interest of the Company's shareholders under California corporate law.  The Company accordingly intends to solicit a vote of its shareholders to approve the sale transactions immediately upon filing this report on Form 10-KSB, as well as all other financial reports currently due.

DEVELOPMENT OF OUR BUSINESS

The discussion contained in the remainder of this Item 1 are management's view of the business as it relates to the fiscal year ended October 31, 2004 and does not give effect to the transactions contemplated and described above under "Significant Pending Transactions."

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

*

lower maintenance since nothing is consumed except small amounts of electricity.  If at all necessary, chemicals are added less frequently than existing    equipment.

*

large flow rate relative to its size, as compared to conventional systems that purport to treat the same flow rates.

Our belief as to the expected advantages of the EDI technology is based upon our experience with prototypes, pilot production units, products sold by our former licensee, and the more than 1,850 EDI products sold through October 31, 2004. The EDI technology incorporates a number of design improvements to the original EDI patent.

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

We are currently in the process of selling the assets of Electropure EDI, Inc., including assets utilized in the above-described membrane operation.  See Item 1 - "Description of Business - Significant Pending Transactions."

MICRO IMAGING TECHNOLOGY

In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water.  This acquisition provides the basis for our development of near "real-time" fluid monitoring systems for water monitoring as well as food processing and clinical applications.  This technology and the EDI technology were not intended to be integrated into one product.

The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had, at inception, two main areas for exploitation:

*

Detection and early warning of dangerous particulate materials such as parasites and other organisms, i.e., bacteria, spores, etc.  If the initial efforts were successful, future efforts were to be directed to include detection and early warning of asbestos fibers and similar materials that pose a health hazard to the consumer.

*

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

Our initial proof-of-principal testing in 1998 demonstrated the ability, in a laboratory setting, to detect and monitor parasites, primarily Cryptosporidium and Giardia* in drinking water sources and the pathogenic microbes E. coli, Listeria and Salmonella.

Potential customers for a  water monitoring system would include local water utilities, both private and municipal; state water utilities and water quality and health agencies; Federal government agencies such as EPA, DoD, DoE, CDC; wastewater treatment plants; ground water and well users; and potentially, as the cost of the sensors and system decreases, homeowners.

However, we believe development of an MIT System for clinical laboratory and food processing applications will be achieved more rapidly because it will not require the specialized instrumentation necessary for water monitoring.  Consequently, we have focused our research efforts to address these areas, each of which we believe may achieve cost and efficiency benefits similar to the proposed water monitoring device.  In addition to Cryptosporidium and Giardia protozoas, this technology has already demonstrated identification of the bacteria E.coli, Listeria monocytogenes, Salmonella typhi, Pseudomonas aeruginosa, Staphylococcus aureus and Streptococcus pneumoniae. Additionally, the Company is in the process of adding to the system the ability to identify the following pathogens: Klebsiella, Proteus, Shigella and subspecies of each.

The clinical and food processing applications for our MIT System for rapid identification of microbes will undergo stringent and lengthy regulatory approval processes, including clinical trials.  We anticipate that the MIT System for clinical and food processing applications may be ready for commercialization as soon as 2006.   However, no assurances can be given as to when or if we may offer an MIT System for sale since it may be subject to regulatory approvals.

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

*    Cryptosporidium (Cryptosporidium parvum) and Giardia (Giardia lamblia) are waterborne protozoan parasites which contaminate water sources such as wells, rivers, streams, and lakes, generally through animal and fowl rectal deposits

Based on a very preliminary evaluation of market needs and the size and number of possible customers, we estimate that the market potential for the MIT System in all of the above domestic market areas could exceed $1 billion annually.  More detailed market validation will be conducted as our research program continues.

With regard to the Micro Imaging Technology System, there are established methods of testing currently employed by both public and private agencies.  However, these methods are labor intensive, expensive and time consuming, and do not provide the near "real time" monitoring capabilities which our product offers. We believe that the MIT system is the only microbe identification system that is not biologically based - that is, does not rely on biological agents or reagents.

The Markets for Microbe Identification

The number of applications for our laser-based rapid microbe detection system is large, including food inspection, clinical applications and water testing. However, we have elected in the near term to focus on food inspection:

The Food and Drug Administration currently requires elaborate laboratory procedures taking up to 64 hours to identify E. coli, Salmonella or Listeria.  According to industry analysts at Strategic Consultants, Inc (Scarborough, ME.) there were over 144 million microbiology tests performed in almost 6,000 plants.  The analysts further report that food manufacturers and processors anticipate a continued increase in testing as regulatory agencies require more surveillance and monitoring programs.  The MIT system identifies bacteria in under 15 minutes, thus minimizing the testing and reporting time which minimizes health risks, product recall dangers and expenses to the producer.

The Market for Water Purification

Water is essential to life, and potable water, that which is fit for human consumption, is a necessity for which a market will always exist. A growing population has increased demand for potable water just as the waste and pollution created by the enlarging population has reduced nature's ability to supply potable water. The United Nations focused attention on the world's water problem in 1980 and allocated $300 billion to the development of solutions to the problem.  The problem remains a global issue today.

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

The quality of the world's water supplies continues to deteriorate.  Advanced manufacturing technologies and the tremendous expansion seen in electronics, pharmaceuticals and bio-tech firms in the last decade alone have been the precursors of an increased need for high purity process water and for water purification equipment.  We believe that the industry remains in a major growth cycle and there are about 40 major companies in the world active in supplying high purity-related goods and services with an estimated 13,500 customers in the United States alone.

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

During the fiscal year ended October 31, 2004, approximately 88% of our sales revenues for EDI products were made to foreign customers, with our second largest customer in China, Guangdong Changhong, representing approximately 10% of our overall EDI sales.  Our largest customer, Mihama Corporation, in Japan, represented approximately 13% of EDI sales during fiscal 2004.

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

Competition

The EDI technology competes with three principal technologies: on-site regeneration, service deionization and electrodeionization. Competitors, which are well established and have access to larger financial resources include: US Filter/Siemens which licensed electrodeionization technology from Millipore Corporation in 1989 and continues to work closely with its technical staff.  US Filter/Siemens manufactures and markets electrodeionization systems for the high purity industrial segment with capacities ranging from 6 gallons/hour to 100 gallons/minute.  Compared to our point-of-use EDI technology, the U.S. Filter equipment is more expensive, but does offer substantial operating cost savings over service or batch deionization.  Comparison tests have shown that our EDI technology is also more efficient than the US Filter/Siemens product, resulting in better performance and a lower operating cost.  GE Water and Christ, Ltd. also manufacture and market electrodeionization technology.  See Part I - "Description of Business - Patents and License Agreements" for information regarding non-exclusive license arrangements we entered into with US Filter (Polymetrics) and GE Water (Glegg Water Conditioning).

The technology directly competitive with electrodeionization is service deionization.  The service deionization industry is composed of a few larger companies such as Arrowhead Industrial Water, US Filter, and Continental Water, as well as hundreds of smaller entities, some of which are dealerships of US Filter/Culligan and other water conditioning companies.  We believe that our EDI unit can reduce operating costs of producing high purity water by up to 40% in comparison to service deionization.  Our marketing challenge will be to convince water equipment manufacturers to utilize the EDI technology rather than conventional ion exchange resin deionization.  With service deionization, the customer does not have to purchase capital equipment as he does with EDI, so the service deionization system can be upgraded or down-sized with no substantial cost to the customer.  The customer pays for the water on either a cost-per-gallon basis, or a cost-per-regeneration basis.  Regeneration is done at the service company's facility so that the customer does not have to handle or dispose of resulting toxic chemical waste.

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

We provide for any warranty adjustments as they become known and estimable.  We estimate that repairs and replacements for the fiscal year ended October 31, 2004, amounted to approximately 10% of cost of goods sold and have accrued for estimated warranty expense in fiscal 2004 based upon experience and trends.

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

Harry M. O'Hare, Sr., the inventor of the EDI technology, entered into a License Agreement with us in 1986. In May 1987, Mr. O'Hare assigned all of his interest, including rights to future royalties, in the patent covering the EDI technology to us.  The License Agreement granted to us an exclusive worldwide license to manufacture, use and sell the EDI technology and other water purification products covered by the patent and any improvements thereon or under corresponding foreign patents for the life of the patents.  We are obligated to pay to the individuals who have royalty rights in the EDI technology, a royalty of approximately $51.00 for each EDI technology system sold or placed in service by us and our licensees during the life of the patent.  The original U.S. patent on the EDI technology expired in August 2001 and corresponding foreign patents expired in May 2002.  Royalties of approximately $40,209 have been accrued on products sold through the expiration date of the patents and are currently payable.

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology.  We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003.     Corresponding foreign patents are pending in Europe, Australia, Mexico and Japan.

In January 2003 and April 2004, we were granted U.S. Patent Nos. 6,503,957 and 6,716,888, respectively, on the ion permeable membrane technology acquired from Hydro Components.  Corresponding foreign patent applications have also been issued or published on the membrane technology in Canada, Israel, Japan, Korea, Mexico and Taiwan as well as certain European countries (Austria, France, Germany, Great Britain and Switzerland).  Because the review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, foreign patents will be issued for any of our pending applications. The existence of a patent may not provide us any meaningful protection because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce patent rights.  We do not believe that any of our individual patents is of sufficient importance that its termination or expiration would have a material adverse effect on the Company.  Conversely, we believe that our manufacturing know-how and trade secrets may be more significant to our business than trademark or patent protection although we will continue to apply for patents on any inventions or improvements made in the normal course of our business.

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

In May 1997, we entered into an Amended and Restated Technology Licence Agreement providing Glegg with a paid-up license for a lump sum payment of $125,000 to EDI Components.  The amended agreement provides Glegg the right to sublicense its subsidiaries and affiliates as well as Asahi Glass Co., LTD, with which Glegg has an on-going working relationship.  The license provided to Glegg, which was acquired by a competitor, GE Water (formerly GE Power Systems), in October 1999, relates to sales throughout the world.

Polymetrics

On May 3, 1995, we and our former licensee granted a non-exclusive EDI license to Polymetrics of San Jose, California.  The terms of such license, for which Polymetrics paid the sum of $200,000, are similar to those contained in the July 1994 Glegg agreement, with the exception that Polymetrics may sell the licensed product to its end-user customers only.  In 1996, Polymetrics was acquired by US Filter Corporation (now US Filter/Siemens), our competitor.

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

Research and Development

During fiscal 2004, we expended $398,203 primarily on our Micro Imaging Technology research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997.  We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. .  We expect to continue to incur and accelerate additional research and development costs on this MIT System project through product development.

During fiscal 2003, we spent $417,782 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our production activities.  Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2004, we employed 17 full-time employees, of which ten were engaged in marketing, development, production and design; four in administrative, accounting and clerical functions; and three in research and development of the Company's proposed MIT System.  To implement our business strategies, we anticipate that we will hire additional employees in fiscal 2005.  However, we cannot predict with any certainty when we will hire any additional personnel.  We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.  Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

From our inception in 1979 through October 31, 2004, we have accumulated a loss of $28,927,189 and a net stockholders' deficit of $2,603,919.  The accumulated loss is principally due to expenses incurred in the development of the EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997.  The report of our independent registered public accounting firm for the fiscal year ended October 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern.  Our financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.  Management's plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

We could suffer losses and negative public relations if our products contain defects

Our EDI product is complex and there may be undetected design or manufacturing defects when products are introduced or as new models are released.  We have in the past discovered product defects after delivery to customers which have resulted in additional development expenses and warranty costs to repair or replace the products involved.  Such costs have steadily declined since 2001 and we estimate that warranty expenses during fiscal 2004 increased our cost of sales by approximately 12%.  Though we expect revenues to increase in fiscal 2005, we anticipate that warranty costs for the coming year will continue to decline due to corrective measures employed.  We have accrued a warranty reserve equal to approximately 8% of 2004 revenues to cover any warranty expenses incurred during 2005.  We will evaluate the potential for changes in warranty estimates as experience dictates and use the results of these evaluations to adjust recorded provisions accordingly.

We have limited patent protection

We own a U.S. patent with respect to the technology used to manufacture our ion permeable membranes for EDI and we have applied for certain corresponding foreign patents for this technology.  We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection.  We also rely on certain trade secrets and know-how in the manufacture of our EDI products that are not patentable.  Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

*

these agreements will not be breached,

*

we would have adequate remedies for any breach, or

*

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We also have two U.S. patents on our MIT technology and corresponding foreign patent applications are currently in process.  Similar risks will apply to any products developed by MIT and no assurances can be given that any current or future patent applications will be approved in a timely fashion, or at all.

Our competitors are larger and better financed

There are many firms in the water purification and related industries, substantially all with financial resources, experience and technical staffs larger than ours.  Large competitors include US Filter/Siemens and GE Water.  Several firms have successfully developed products that meet some, most or all of the needs intended to be met by our EDI products and have established strong market positions in these areas.  These competitors may respond vigorously to any threat to their established market shares.  In addition, other companies may be developing or planning the development of devices competitive with our current product.

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

Dependent upon the field of application, the Micro Imaging Technology System, when commercialized, may be subject to extensive regulation by numerous governmental authorities and regulatory agencies worldwide prior to introduction of the product.  The process of obtaining required regulatory approvals may be lengthy and expensive depending on the jurisdiction.  There can be no assurance that we will be able to obtain the necessary approvals to conduct clinical trials for the manufacturing and marketing of products, that all necessary clearances will be granted to us for future products on a timely basis, or at all, or that review or other actions by the regulatory agencies will not involve delays adversely affecting the marketing and sale of our products.  In addition, the testing and approval process with respect to certain products which we may develop or seek to introduce may take a substantial number of years and involve the expenditure of substantial resources.  There can be no assurance that the Micro Imaging Technology System will be cleared for marketing by the regulatory agencies of the countries in which we seek to gain distribution rights.  Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.  Further, future government regulation could prevent or delay regulatory approval of our products.

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

Item 2.

Properties

Effective February 2, 1998, we entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office space, manufacturing and warehousing located at 23456 South Pointe Drive, Laguna Hills, California  92653.  We formed Electropure Holdings, LLC, a wholly-owned limited liability company and on January 31, 2001 the LLC purchased the property for a total purchase price of $2,454,552.   We financed substantially the entire purchase price with a $1,375,000 loan from a real estate mortgage lender and a $1,000,000 private loan from our largest shareholder bearing 8% annual interest. See Item 12 - "Certain Relationships and Related Transactions - Anthony M. Frank."   The principal balance on the loan from our shareholder was $1,000,000 as of the fiscal year ended October 31, 2004.

In June 2002, the LLC refinanced the building through a commercial mortgage lender for proceeds of $2 million.  In May 2004, we again refinanced the building loan for $2,425,000, which is guaranteed by both Electropure, Inc. and by our major shareholder, Anthony M. Frank.  Of the proceeds received, $1,871,917 was utilized to satisfy the first mortgage held by Universal Bank and $304,932 was used to pay off a secured loan we received in March 2004 from an unaffiliated third party, Purovida, LLC.   After paying $61,133 in costs and fees associated with the new loan, we realized net proceeds of $199,337.  The loan is collateralized by a deed of trust on the building and provides for a 5.75% fixed annual interest rate, amortized over 25 years.  Monthly payments on the loan in the sum of $15,256 commenced on June 1, 2004 and a balloon payment for the full balance of $2,172,937 is due on May 1, 2009.  As of the fiscal year ended October 31, 2004, we owed the principal amount of $2,406,645 to the commercial mortgage lender on this building.

In addition to a first trust deed granted to the mortgage lender in the May 2004 financing, the Company has granted a second security interest in the building to our majority stockholder, Mr. Anthony M. Frank, as collateral for $300,000 in short-term loans he made between February and May 2005.

We occupy 18,000 square feet of the above building and sublease approximately 12,000 square feet of this facility to an unaffiliated third party which utilizes the space to warehouse and distribute heating and cooling parts and equipment.  We receive $12,600 per month from the sublessee which is leasing the space on a month-to-month basis.

In June, 2005, the Company accepted an offer to purchase the building from an unaffiliated third party for the sum of $3,925,000.  The parties executed a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate.  The sale of the building is subject to closing within 90 days of removal of all of buyer's contingencies and funding of buyer's loan financing.  The buyer's contingency period successfully expired on or about July 6, 2005.  The closing is also subject to the Company meeting all SEC requirements for the sale of corporate assets.  On or about July 15, 2005, the parties agreed to reduce the purchase price of the building to $3,875,000 in conjunction with a $250,000 short-term loan made from the buyer to the Company.  See Item 1 - "Description of Business - Significant Pending Transactions" and Item 5 - "Market for Registrant's Common Equity and Related Stockholder Matters."

Once the sale of the building as well as the sale of our EDI subsidiary is concluded, we anticipated that the Company will lease back a portion of the building from the buyer for approximately six months until we can relocate to more suitable offices and laboratory space for the Company's Micro Imaging Technology subsidiary.  We anticipate that the leaseback will be on up to 7,500 sq. ft. of the facilities we currently occupy at approximately $1.10 per sq. ft. per month.

Management believes that our present facilities and that portion of the facility we anticipate leasing back from the building buyer are and will be adequate for all of our current operations, and those contemplated for the foreseeable future.  We also believe that our property is adequately covered by insurance.

Item 3.

Legal Proceedings

None.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2003	First Quarter	0.32	0.10
	Second Quarter	0.18	0.13
	Third Quarter	0.25	0.14
	Fourth Quarter	0.45	0.14
Fiscal 2004	First Quarter	0.35	0.20
	Second Quarter	0.51	0.30
	Third Quarter	0.28	0.28
	Fourth Quarter	0.15	0.12
Fiscal 2005	First Quarter	0.15	0.07
	Second Quarter	0.12	0.05
	Third Quarter	0.12	0.05
	Fourth Quarter (through August 30, 2005)	0.09	0.09

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2004 the Company had approximately 400 holders of record of its common stock.

During the twelve months ended October 31, 2004, the Company issued 401,961 shares of common stock with fair market values ranging from $0.17 to $0.30 per share, in payment for a total of $80,000 in accrued interest on a $1 million loan made by Anthony M. Frank in January 2001.  The shares issued satisfied interest accrued on the loan through September 30, 2004.

We also issued 285,714 shares of common stock to Mr. Frank on January 27, 2005 upon the conversion of an additional $20,000 in accrued interest on the above loan through December 31, 2004.  The fair market value of the common stock was $0.07 per share on the conversion date.

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

On June 29, 2005, we granted warrants to purchase 50,000 shares of common stock to a consultant for future services.  The warrants are exercisable at $0.10 per share and expire on June

29, 2008.  The fair market value of the warrants was $4,500 and was recorded as a consulting expense.

On June 29, 2005, for one-year's services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share.  The warrants are exercisable through June 29, 2008.  The fair market value of the shares and warrants on the date of issuance was $60,000 and $18,000, respectively, and was recorded as consulting expense.

On July 1, 2005, for future legal services to be performed, we granted counsel warrants to purchase 200,000 shares of common stock at exercise price of $0.06 per share and 200,000 shares of common stock at $0.25 per share.  The warrants are exercisable through June 29, 2008.  The fair market value of the warrants on the date of issuance was $36,000 and was recorded as legal expense.

On or about July 1, 2005, we received a $50,000 net short-term loan from an unaffiliated third party and, as partial consideration for the loan, we granted warrants to purchase 25,000 shares of the Company's common stock.  The warrants are exercisable for $0.06 per share and expire on July 1, 2008.  The fair market value of these warrants, $2,250, was recorded as financing charges.

We received a $250,000 loan from the prospective buyer of our building on July 15, 2005.  The loan, which is collateralized by a second trust deed on the building, is due to be repaid upon the closing of the building sale or December 31, 2005, whichever first occurs.  Concurrent with the loan transaction, the Company agreed to reduce the purchase price of the building from $3,925,000 to $3,875,000 ($50,000) in partial consideration for the loan and to retain the buyer's interest in the transaction while the Company obtains the necessary approvals to conclude the sale.  We also granted the buyer warrants to purchase 100,000 shares of common stock in partial consideration for the loan.  The warrants are exercisable through July 15, 2008 at $0.06 per share.  The fair market value of the warrants, $9,000, was recorded as a finance charge.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2004 with respect to shares of our common stock that may be issued under equity compensation plans.  See also Item 10 - "Executive Compensation-Stock Option Plan".

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	735,000	$0.82	265,000
	(1)
Equity compensation plans not approved by security holders	275,000	$0.34	-
	(2)

Total	1,010,000	$0.69	265,000

(1)

Between November 1, 2004 and August 15, 2005, 500,000 of these options expired.

(2)

Consists of 275,000 options issuable subject to approval by our shareholders of an increase in the authorized number of shares issuable under our existing stock option plan or a new plan to be approved by the shareholders.  Excludes 450,000 options issuable at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary.

The Company has not paid any dividends on its Common Stock since its incorporation.  We anticipate that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.  Payment of dividends is at the discretion of the Board of Directors and may be limited by future loan agreements or California law.  Under California law, a corporation may pay dividends if the amount of the retained earnings of the corporation immediately prior thereto equals or exceeds the amount of the proposed distribution.  California law also provides that if a corporation does not have retained earnings at least equal to the amount of the proposed distribution, it may pay dividends provided that after giving effect thereto, (a) the sum of the assets of the corporation (exclusive of good will, capitalized research and development expenses or deferred charges) would be at least equal to one and one-quarter times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (b) the current assets of the corporation would be at least equal to the current liabilities or, if the average of the earnings of the corporation before taxes on income and for interest expense for the two preceding fiscal years was less than the average of interest expense of the corporation for such fiscal years, the current assets must be at least equal to one and one-quarter times its current liabilities.

Item 6.

Management's Discussion and Analysis of Financial Condition

and Results of Operations.

Certain reclassifications have been made to prior year's financial information to conform to the current year's presentation.

Fiscal Years Ended October 31, 2004 and 2003

Net sales decreased in fiscal 2004 by $315,796 as compared to fiscal 2003, which included $2,894 in revenues from the sale of membrane products to outside customers.  This represents a 22% decrease in EDI sales compared to fiscal 2003.  We believe that the primary reason for the decline was as a direct result of the fact that our largest customer in fiscal 2003, representing over $325,000 in sales revenues (or 23%) for that year, was acquired by our competitor, Ionics in February 2004.  Although we attracted new customers in fiscal 2004, our limited working capital has not allowed us to spend the resources needed to gain any significant growth in sales through advertising and marketing.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty costs, warranties and sustaining engineering expenses pertaining to products sold.  Cost of goods as a percentage of sales decreased to 84% in fiscal 2004 from 87% for the prior fiscal period.  The decrease is primarily attributable to increased production efficiency and a reduction in warranty expense.

Research and development expenses for the fiscal year ended October 31, 2004 decreased by $19,579 compared to fiscal 2003.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.  We have also continued to conduct research and development activities relating to our ion-exchange membranes and our EDI product.  The decrease in research and development expense in fiscal 2004 primarily reflects reduced costs relating to the use of consultants.

Sales, general and administrative expenses decreased in fiscal 2004 by $203,832 compared to 2003.  The decrease in fiscal 2004 primarily reflects a reduction in consulting costs and a general reduction in overall operating expenses, as well as decreased legal expenses for patent filings.  These decreases were partially offset a slight increase in payroll expenses and by financing costs associated with obtaining short term loans during fiscal 2004

Interest income arose from short-term investments and decreased by $77 and $894 in fiscal 2004 and 2003, respectively.  These decreases reflect the continued depletion of available working capital.

Interest expense for fiscal 2004 increased by $246,434 from 2003.  The vast majority of interest expense incurred by the Company relates to short-term borrowing made by the Company in fiscal 2004 .  However, interest expense also increased due to the May 2004 refinancing of our building .

Components of other income in fiscal 2004, other than interest, increased by $132,143 compared to the prior year period.  We realized sub-lease income of $130,850 in fiscal 2004, a $10,835 increase over the prior year period.  In fiscal 2004, we recognized $3,093 on the sale of obsolete inventory and equipment.  We entered into discussions with a competitor interested in obtaining a license for our membrane technology and received a $100,000 non-refundable deposit in September 2004.  The negotiations were abandoned when the competitor purchased a company which had in-house membrane capabilities.

We recorded the minimum state income tax provision in fiscal 2004 and 2003 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2004, we had working capital deficit of $1,473,483.  This represents a working capital increase of $459,950 compared to that reported at October 31, 2003.  The increase primarily results from the reclassification of a $1,000,000 loan from our largest shareholder to a long-term debt when the maturity date was extended to 2006.  The increase was offset by $450,000 in additional short-term borrowings during the year and by increases in accrued payroll, payables and customer deposits compared to fiscal 2003.

Our primary sources of working capital have been from short-term loans and from the refinancing of our building mortgage.   Between November 2003 and September 2004, we borrowed a total of $450,000 from Mr. Anthony Frank, our majority shareholder, at an 8% annual interest rate.  Additional loans amounting to $320,000 have been received from Mr. Frank between January and May 2005.  In May 2004, we refinanced the mortgage on our building in order to use the available equity as working capital and received net proceeds of $527,000, of which approximately $307,000 was utilized to repay a March 2004 borrowing from an unaffiliated third party lender.

The Company is currently in default of its obligations to pay a total of $720,000 in principal loans made by the majority shareholder which have come due through August 2005.  Of this amount, $300,000 in principal loans, plus accrued interest, are to be repaid with proceeds from the sale of the Company's building.  We plan to seek and anticipate that the majority shareholder will agree to extensions on the remaining outstanding loans.

Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of October 31, 2004 and 2003, we had accepted firm orders for delivery of unshipped EDI modules valued at $64,845 and $80,125, respectively.

Plan of Operation

In the opinion of management, available funds, funds anticipated to be realized on the sale of EDI products currently on order, the eventual sale of our building and the assets of the EDI subsidiary, are expected to satisfy our working capital requirements through June 2006.  Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2004 which raises substantial doubt about our ability to continue as a going concern.

Management believes that the sale of its EDI assets and the building it currently owns is required to sustain the Company's operations and bring the MIT technology to a commercial stage.   This approach is intended to optimize the value of the Company for its shareholders.  To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market.   The implementation of this strategy is completely dependent on obtaining the proceeds from the EDI and building sale transactions.  This strategy will also be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner thereafter.

We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives.  There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all.  Further, any financing may cause dilution of the interests of our current shareholders.  If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected.  Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred.  Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans.  If we are not successful in obtaining financing for future developments, whether in the form of loans, licenses or equity transactions, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned.  We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

Impact of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory costs." SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2004. We are currently evaluating the impact of SFAS 151 on our financial statements.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 ("SAB 107") in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. We are currently evaluating the effect of SFAS 123R and SAB 107 on our financial statements with the intent of implementing this standard on November 1, 2005.

Item 7.

Financial Statements and Supplementary Data

See Item 13 (a)

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.

Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

Item 9.

Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
William F. Farnam *	84	Director (Chairman)
Randolph S. Heidmann *	54	Director
Floyd H. Panning *	77	Director, President and Chief Executive Officer
Catherine Patterson	52	Chief Financial Officer and Secretary

*

There are currently two vacancies on the Board of Directors, due to the resignations of Randall P. Frank and Arthur Lipper III in February and August 2003, respectively.

*

All current directors serve as members of the Audit Committee, with Mr. Panning as the Chairman of the Committee.

William F. Farnam, 84, was named to the Board of Directors on August 5, 1997.  Mr. Farnam spent 1967 through 1968 as General Manager on construction of The Los Angeles Forum for sports entrepreneur Jack Kent Cooke.  He served the City of Inglewood, California for 20 years, as Public Works Director and City Engineer and went on to become the Assistant City Manager there from 1980 to 1982.  Between 1983 and 1984, he served as Project Engineer for the Park Place Associates Poker Casino in Southern California.  He provided engineering consulting services for various municipalities from 1985 through 1990 when he retired.  Mr. Farnam is a Registered Professional Civil Engineer in the State of California and received a Bachelor of Science Degree in Electrical Engineering from the University of Southern California and is a Management Studies Graduate from the University of California at Los Angeles.

Randolph S. Heidmann, 54, was employed by us between September 1990 and November 1991 as an electronics instrumentation design engineer to continue development work on innovative electronic components which we planned to engineer into our product line.  He was named to the Board of Directors in September 1991.  Prior to joining us, he spent nine years with Teledyne Electronics where he was responsible for data acquisition subsystems design for telemetry products.  He has participated in the development of a variety of consumer electronics products and custom production test equipment.  Between 1991 and June 1999, Mr. Heidmann served as an electrical engineer for Photonic Detectors, Inc. in Simi Valley, California.  Currently, Mr. Heidmann provides independent electrical engineering consulting services.  He holds a BS degree in Physics from the University of California at Davis.

Floyd H. Panning, 77, joined the Board of Directors and was engaged by us as President and Chief Executive Officer in August 1997.  Mr. Panning came out of retirement in April 1992 to establish EDI Components and form a license relationship with us to manufacture and market the EDI technology.  He has been the president of EDI Components, a former licensee, since 1992.  Prior to forming EDI Components, Mr. Panning had founded two million-dollar revenue producing businesses that were sold in 1982.  In 1972, he founded Formatron, Inc., a manufacturer of rotational molded plastic products such as plating and chemical storage tanks, and many other polyethylene and polypropylene containers.  In 1963, he acquired Mills Engineering Co., a manufacturer of high quality aluminum products.  As owner/operator he expanded the firm from a limited local sales organization by establishing major national and international accounts with Fortune 100 companies and major municipalities.

Catherine Patterson, 52, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984.  In June 1990, she became Chief Financial Officer.  From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified.  Mr. Panning has a right to nominate one director.  See "MANAGEMENT - Employment Agreement."  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 51, a Ph.D. in Physics, joined Electropure in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary.  Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis.  From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments.  He also served as project manager and technical director on various system development projects.  Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Michael Snow, 48, a Ph.D. in Chemical Engineering, was named Vice President and Chief Operating Officer of the Company in January 2003, which posts he resigned in August 2004 in anticipation of negotiating the purchase of the EDI subsidiary's assets.  He has been General Manager of Electropure EDI, Inc., our wholly owned subsidiary, since joining the Company in October 1998.  Dr. Snow has nine years experience in water purification industries and fourteen years experience in product development and marketing of consumer, environmental, and membrane separation devices.  Dr. Snow has an extensive background in manufacturing and quality control as well as budget and profit and loss responsibility.  Prior to joining Electropure, he was Vice President of Research and Development for Desalination Systems, Inc. from February 1992 to November 1995 where he was responsible for new product development and manufacturing processes.  From November 1995 to August 1998, Dr. Snow served as General Manager of the Membrane Division of Osmonics/Desal where he was responsible for overall operations and key customer sales for its $10 million annual membrane production operation.  He received his Bachelor of Science degree in Engineering from U.C.L.A., and his Master of Science and Ph.D. degrees in Chemical Engineering from M.I.T.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended October 31, 2004, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis.

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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2004, 2003, and 2002 to the officers of the Company.

      Long-Term

   Annual Compensation                 Compensation

Name	Position	Year	Salary ($)	Other Compensation ($)(1)	Awards Options

Floyd Panning	President and	2004	$122,523	-	-
	Chief Executive Officer (2)	2003	$122,523	-	100,000
		2002	$120,092	-	-

Michael Snow	Vice President and Chief	2004	$102,917	-	-
	Operating Officer (3)	2003	$100,000	-	350,000
		2002	$100,000	-	-

Catherine Patterson	Secretary and Chief Financial Officer (4)	2004 2003	$74,100 $72,000	- -	- -
		2002	$72,000	-	-

(1)

We are not required to report the value of personal benefits unless the aggregate dollar value for 2004 was at least 10 percent of the executive officer's salary and bonus or $50,000.

(2)

During fiscal 2001, we granted Mr. Panning options to purchase 250,000 and 75,000 shares of our common stock at exercises prices of $0.50 and $.30 per share, respectively.   On June 20, 2003, Mr. Panning surrendered such options for cancellation, as well as options issued in March 1998 to purchase 250,000 shares of common stock at $1.125 per share.

Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company's subsidiary, Micro Imaging Technology, on July 31, 2003 at an exercise price of $0.10 per share.

(3)

Mr. Snow resigned as Vice President and Chief Operating Officer in August 2004.  He continues his position as General Manager of the Company's Electropure EDI, Inc. subsidiary.   In April 2005, the Company accepted Mr. Snow's offer to purchase substantially all of the assets of the EDI subsidiary and anticipates that the transaction will be concluded in October 2005.  See Item 1 - "Description of Business - Electropure EDI."

Mr. Snow was granted ten-year options to purchase 300,000 shares of the Company's common stock on January 20, 2003 at an exercise price of $0.29 per share.  The options vest in increments of 60,000 per year and were issued at the fair market value of the common stock as of the date of grant.  Additional options were granted to Mr. Snow in July 2003 to purchase 50,000 shares of the common stock of Micro Imaging Technology at $0.10 per share.

During fiscal 2001, we granted Mr. Snow options to purchase 50,000 and 75,000 shares of our common stock at exercises prices of $$0.50 and $.30 per share, respectively.   On October 1, 2003, Mr. Snow surrendered such options for cancellation.

      (4)

                On January 11, 2001 and May 9, 2001, we granted Ms. Patterson options to purchase 50,000 and 75,000 shares of common stock at an exercise price of $0.50 and $0.30 per share, respectively.  On March 24, 2003, Ms. Patterson surrendered all of such options for cancellation as well as 150,000 options issued in March 1998 to purchase

                150,000 shares of common stock at $1.125 per share.

                On July 31, 2003, Ms. Patterson was granted options to purchase 100,000 shares of the common stock of the Company's subsidiary, Micro Imaging Technology, at an exercise price of $0.10 per share.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.  In connection with the License Termination Agreement with EDI Components, the Board of Directors negotiated Mr. Floyd Panning's Employment Agreement as President and Chief Executive Officer of Electropure.

Employment Agreement s

Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer.  The Agreement provided that Mr. Panning can extend the term for a period of two years, which provision he exercised in August 2002, after which the agreement continues on a year-to-year basis until either party provides 30 days notice of termination on the anniversary date of the agreement. The agreement provides Mr. Panning with five weeks' vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us.  Pursuant to the terms of the agreement, Mr. Panning also received warrants to purchase 125,000 shares of our common stock at $0.28125 per share.  The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement.   The agreement also provides for the following:

*

A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing.  Each year thereafter, the base salary automatically increased by an amount equal to five percent.   Mr. Panning's base salary is currently $10,210 per month and no automatic increase occurred during the fiscal year ended October 31, 2004.

            *          Upon realizing the above minimum financing, we agreed to reimburse Mr. Panning for $63,700 in wages deferred while he was employed at EDI Components.  A $25,000 promissory note issued by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase common stock at %0.50 per share, will be satisfied  with the deferred wages, net of normal federal, state and local income and payroll taxes.  Mr. Panning agreed to waive any remaining balance of deferred wages after payment of the promissory note with interest.

            *           Mr. Panning has the right to nominate, subject to shareholder approval, one person to the Board of Directors during the term of his employment.  Mr. Panning has been named to the Board of Directors as his nominee.

            *           Any termination by us of Mr. Panning's employment without cause shall autmotically accelerate the issuance of additional shares due EDI's investors under the License Termination Agreement at the then fair market value if Mr. Planning successor has not been approved by simple majority vote of EDI Components' investors, excluding Mr. Panning.

Compensation of Directors

In August 1997, we authorized an annual issuance of ten-year options to purchase up to 10,000 shares of our common stock to each Director for service to the Company at a 25% discount from the fair market value of the common stock as of the date of grant.  In accordance with this resolution, each Board member has received ten-year options to purchase up to 10,000 shares of our common stock in each of fiscal 1998, 1999, 2000 and 2001 at exercise prices of $1.375, $0.9375, $0.78125 and $0.30 per share, respectively.  The grant of such options due in fiscal 2002 and beyond has not occurred and has not been addressed by the Board.

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

The following table provides information about option exercises during the fiscal year ended October 31, 2004 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of Electropure common stock on October 31, 2004.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at October 31, 2004		Value of Unexercised In-the-Money Options October 31, 2004

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

William F. Farnam	-	-	50,000	-	-	-
Randolph S. Heidmann	-	-	50,000	-	-	-
Floyd H. Panning	-	-	275,000	-	-	-
Catherine A. Patterson	-	-	100,000	-	-	-
	-	-	475,000	-	-	-

On January 11, 2001, the Board of Directors authorized the issuance of up to 450,000 options to purchase common stock at $0.50 per share to the officers, current and former directors and key employees listed below.  The issuances are subject to approval by our shareholders at the next Annual Meeting of Shareholders to increase the number of outstanding options available under the Plan.  As of the year ended October 31, 2004, the number of options granted by the Company under the Plan exceeds the total number of options authorized by the Plan by 10,000.  Such options were approved by the Board of Directors subject to shareholder approval on an increase in the Plan.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of August 30, 2005 with respect to the common stock, Class B common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)(2)	% of Class	Class B Common Stock	% of Class	Series C Preferred Stock (3)	% of Class	Series D Preferred Stock (4)	% of Class	Convertible Preferred Stock (5)	% of Class	% of Voting Power

William F. Farnam	146,918	*	--	--	--	--	--	--	--	--	--

Anthony M. Frank
320 Meadowood Ct.
Pleasant Hill, CA 94523	7,542,958	44.0%	--	--	250,000	100%	250,000	100%	--	--	36.9%

Randolph S. Heidmann	60,000	*	--	--	--	--	--	--	--	--	*

Harry M. O'Hare, Sr.
1000 El Centro
S. Pasadena, CA 91030	2,500	*	83,983	100%	--	--	--	--	931,629	35.8%	7.9%

Floyd H. Pannning	596,792	3.5%	--	--	--	--	--	--	7,500	*	3.0%

Catherine Patterson	50,112	*	--	--	--	--	--	--	2,906	*	*

All officer and directors
as a group (5 persons)	843,822	4.9%	--	--	--	--	--	--	10,406	*	4.2%

    *      Less than 1%

    **    Includes address of five percent of more shareholders of any class.

(1)        Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share.  If these shares of common stock were included, Mr. O'Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 843,822 shares (4.9%) of common stock, respectively.

(2)

Includes currently exercisable warrants or options to purchase an aggregate of 275,000 shares of Electropure, Inc. common stock held by the officers and directors referred to in the above table.  See also Item 10 - "Executive Compensation - Stock Option Plan."  Also includes currently exercisable warrants to purchase an aggregate of 450,000 shares of common stock held by Anthony M. Frank.

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

*

the shares will not participate in dividends, other than stock dividends;

*

the shares will not participate in any distribution of assets in the event of liquidation; and

*

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

In October 1998, we agreed to seek the approval of our shareholders to enter into an agreement with Mr. O'Hare and two of his creditors which would support a petition to the Commissioner for removal of the above restrictions.  If approved, the agreement would have provided for the transfer of all our securities held by Mr. O'Hare's to the creditors, including us, in exchange for monthly payments of $1,000 and extinguishment of debt owed by Mr. O'Hare.  Although our shareholders approved the agreement at the Annual Meeting of Shareholders held on June 26, 1999, the Commissioner essentially indicated his intent to deny the petition under the current conditions and efforts to seek authorization for the transfer of these shares was abandoned in fiscal 2004.

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

10/23/01

09/30/01

161,270

$0.35

$56,444

01/02/02

12/31/01

47,619

$0.42

$20,000

04/03/02

03/31/02

44,445

$0.45

$20,000

07/05/02

06/30/02

57,143

$0.35

$20,000

10/21/02

09/30/02

60,606

$0.33

$20,000

04/15/03

03/31/03

307,692

$0.13

$40,000

07/22/03

06/30/03

100,000

$0.20

$20,000

10/13/03

09/30/03

66,667

$0.30

$20,000

01/22/04

12/31/03

100,000

$0.20

$20,000

05/20/04

03/31/04

66,667

$0.30

$20,000

09/30/04

09/30/04

235,294

$0.17

$40,000

01/27/05

12/31/04

285,714

$0.07

$20,000

1,533,117

$316,444

Between November 4, 2003 and September 16, 2004, Mr. Frank loaned the Company a total of $450,000, all maturing six months to one year from the loan date and bearing 8% annual interest.  Of such loans, $250,000 has matured as of July 1, 2005 and the Company is currently in default of the repayment provisions.

During fiscal 2004, Mr. Frank converted $80,000 in interest accrued on a $1 million loan he made to the Company in 2001 in exchange for 401,961 shares of common stock at conversion rates of $0.17 to $0.30 per share.

On January 27, 2005, Mr. Frank converted an additional $20,000 in interest accrued on the above loan in exchange for 285,714 shares of common stock.  The fair market value of the common stock on the conversion date was $0.07 per share.

Mr. Frank loaned the Company an additional $320,000 between January 27, 2005 and May 24, 2005, all of which loans bears interest at 8% per annum and all of which loans are currently due.

The Company granted Mr. Frank a security interest in the Company's building as collateral for $300,000 of these loans.

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

Item 13.

Exhibits and Reports on Form 8-K.

(a)

The following documents are filed as part of this report:

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet as of October 31, 2004

Statements of Operations for the years ended October 31, 2004 and 2003

Statements of Shareholders' Deficit for the years ended October 31, 2004 and 2003

Statements of Cash Flows for the years ended October 31, 2004 and 2003

Notes to Financial Statements

(b)

Reports on Form 8-K

A report on Form 8-K was filed on April 26, 2005 relating to the Agreement for Purchase and Sale of Assets by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated April 15, 2005.

A report on Form 8-K was filed on June 9, 2005 relating to the Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated June 3, 2005.

(c)

Exhibits

3.1

Articles of Incorporation of the Registrant, as amended. (3)

3.2

By-Laws of the Registrant, as amended. (1)

10.10.BH

8% Convertible Term Note - 11/04/03 (incorporated by reference to Exhibit 10.10.BH to Schedule 13D/A-21 of Anthony M. Frank filed on January 26, 2004).

10.10.BI

8% Convertible Term Note - 11/21/03 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BI to Schedule 13D/A-21 of Anthony M. Frank filed on January 26, 2004).

10.10.BJ

8% Convertible Term Note - 12/19/03 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BJ to Schedule 13D/A-21 of Anthony M. Frank filed on January 26, 2004).

10.10.BK

Debt Conversion Agreement (Keogh) - 01/22/04  (incorporated by reference to Exhibit 10.10.BK to Schedule 13D/A-21 of Anthony M. Frank filed on January 26, 2004).

10.10.BL

Debt Conversion Agreement (Pension) - 01/22/04 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BL to Schedule 13D/A-21 of Anthony M. Frank filed on January 26, 2004).

10.10.BL

Debt Conversion Agreement (Keogh) - 05/20/04 (incorporated by reference to Exhibit 10.10.BL to Schedule 13D/A-22 of Anthony M. Frank filed on May 21, 2004).

10.10.BM

Debt Conversion Agreement (Pension - 05/20/04 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BM to Schedule 13D/A-22 of Anthony M. Frank filed on May 21, 2004).

10.10.BN

Security Agreement (Keogh) - 05/20/04 (incorporated by reference to Exhibit 10.10.BN to Schedule 13D/A-22 of Anthony M. Frank filed on May 21, 2004).

10.10.BO

Security Agreement (Pension) - 05/20/04 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BO to Schedule 13D/A-22 of Anthony M. Frank filed on May 21, 2004).

10.10.BP

Security Agreement (Frank) - 05/20/04 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BP to Schedule 13D/A-22 of Anthony M. Frank filed on May 21, 2004).

10.10.BQ

Debt Conversion Agreement (Keogh) - 09/30/04 (incorporated by reference to Exhibit 10.10.BQ to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BR

Debt Conversion Agreement (Pension) - 09/30/04 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BR to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BS

Debt Conversion Agreement (Keogh) - 01/27/05 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BS to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BT

Debt Conversion Agreement (Pension - 01/27/05 - Face Sheet Only (incorporated by reference to Exhibit 10.10.BT to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BU

8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated February 18, 2005 (incorporated by reference to Exhibit 10.57 to Form 8-K filed on April 26, 2005).

10.10.BV

Second Deed of Trust and Security Agreement by and between Electropure, Inc., Electropure Holdings, LLC and Anthony M. Frank dated February 18, 2005. (incorporated by reference to Exhibit 10.58 to Form 8-K filed on April 26, 2005).

10.10.BW

8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated April 21, 2005 (face sheet only). (incorporated by reference to Exhibit 10.59 to Form 8-K filed on April 26, 2005).

10.10.BX

Second Deed of Trust and Security Agreement by and between Electropure, Inc., Electropure Holdings, LLC and Anthony M. Frank dated April 21, 2005 (face sheet only). (incorporated by reference to Exhibit 10.57 to Form 8-K filed on April 26, 2005).

10.10.BY

8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated May 24, 2005  (incorporated by reference to Exhibit 10.64 to Form 8-K filed on June 9, 2005).

10.10.BZ

Second Deed of Trust and Security Agreement by and between Electropure, Inc., Electropure Holdings, LLC and Anthony M. Frank dated May 24, 2005 (incorporated by reference to Exhibit 10.65 to Form 8-K filed on June 9, 2005).

10.12

1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.19

Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.47.8

License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.8 to Form 10-QSB filed on September 11, 1997).

10.47.9

Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.9 to Form 10-QSB filed on September 11, 1997).

10.48

Technology License Agreement with Glegg Water Conditioning, Inc. dated July 2, 1994. (incorporated by reference to Exhibit 10.48 to Form 10-KSB filed on October 11, 1995).

10.48.1

Amended and Restated Technology Licence Agreement with Glegg Water Conditioning, Inc. dated May 22, 1997. (incorporated by reference to Exhibit 10.48.1 to Form 10-KSB filed on July 16, 1997).

10.52

Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. (incorporated by reference to Exhibit 10.52 to Schedule 13D of Wyatt Technology Corporation filed on November 14, 1997).

10.54

Promissory Note Secured by Trust Deed (Second Source Solutions) (incorporated by reference to Exhibit 10.54 to Form 10-KSB filed on

March 1, 2004).

10.54.A

Promissory Note Secured by Trust Deed - 06/30/05 (Second Source Solutions). *

10.55

Installment Note (Secured by Deed of Trust) (Purovida) - 03/12/04 (incorporated by reference to Exhibit 10.55 to Form 10-QSB filed on

June 9, 2004).

10.56

Promissory Note (Secured by Deed of Trust) - 04/27/04 (incorporated by reference to Exhibit 10.56 to Form 10-QSB filed on June 9,

2004).

10.61

Loan Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.61 to Form 8-K filed on April 26, 2005).

10.62

Security Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.62 to Form 8-K filed on April 26, 2005).

10.66

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated June 3, 2005 (incorporated by reference to Exhibit 10.66 to Form 8-K filed on June 9, 2005).

10.66.A

Promissory Note Secured by Deed of Trust - 07/15/05 (Boukather). *

10.66.B

Escrow Amendment to June 3, 2005 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate. *

10.67

Agreement for Purchase and Sale of Assets by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated April 15, 2005 as approved by the Board of Directors on April 19, 2005 (incorporated by reference to Exhibit 10.67 to Form 8-K filed on April 26, 2005).

10.67.A.

Amendment of Purchase and Sale Agreement dated April 15, 2005. *

21.1

Subsidiaries of Electropure, Inc. *

31.1

Certification of Chief Executive Officer *

31.2

Certification of Chief Financial Officer *

32

906 Certification of Principal Executive Officers *

Filed herewith

Item 14.

Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $78,128 for the fiscal year ended October 31, 2004, and $73,746 for the fiscal year ended October 31, 2003.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended October 31, 2004, and $0 for the fiscal year ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated:  August 30, 2005

           ELECTROPURE, INC.

BY	/S/ CATHERINE PATTERSON
CATHERINE PATTERSON Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ WILLIAM F. FARNAM	Director	August 30, 2005
WILLIAM F. FARNAM
/RANDOLPH S. HEIDMANN	Director	August 30, 2005
RANDOLPH S. HEIDMANN
/S/ FLOYD H. PANNING	Chief Executive Officer	August 30, 2005
FLOYD H. PANNING	and Director
/S/ CATHERINE PATTERSON	Chief Financial Officer (Principal Financial and	August 30, 2005
CATHERINE PATTERSON	Accounting Officer)

EXHIBIT 21.1

SUBSIDIARIES OF ELECTROPURE, INC.

The Company owns the indicated percentage of the issued and outstanding stock of the following corporations:

Name of Subsidiary	State of Incorporation	Ownership Percentage

Electropure EDI, Inc.	Nevada	100%
Micro Imaging Technology	Nevada	96.4%
Electropure Holdings, LLC	California	100%

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Floyd H. Panning, Chief Executive Officer of Electropure, Inc., certify that:

1.      I have reviewed this annual report on Form 10-KSB of Electropure, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such; and

d)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5.    The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  August 30, 2005

/s/ Floyd H. Panning

Floyd H. Panning

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Catherine Patterson, Chief Financial Officer of Electropure, Inc., certify that:

1.      I have reviewed this annual report on Form 10-KSB of Electropure, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such; and

d)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.    The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  August 30, 2005

/s/ Catherine Patterson

Catherine Patterson

Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICERS

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

We, Floyd H. Panning, the President and Chief Executive Officer, and Catherine Patterson, the Chief Financial Officer of Electropure, Inc. (the "Company"), certify that to the best of our knowledge, based upon a review of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/S/ FLOYD H. PANNING

Floyd H. Panning

President and Chief Executive Officer

August 30, 2005

/S/ CATHERINE PATTERSON

Catherine Patterson

Secretary and Chief Financial Officer

August 30, 2005

EXHIBIT 10.54.A

PROMISSORY NOTE SECURED BY TRUST DEED

$55,050

San Diego, California

June 30, 2005

FOR VALUE RECEIVED,

ELECTROPURE, INC. (hereinafter, "Maker"), promise to pay to the order of SECOND SOURCE SOLUTIONS ("Holder"), the sum of FIFTY FIVE THOUSAND and FIFTY DOLLARS ($55,050), together with interest at the rate set forth below:

1.

Interest Rate and Date of Maturity.   The outstanding principal balance hereof, shall bear simple interest at the rate of five percent (5%) per annum, from date of funding, until fully repaid or until maturity, when the entire outstanding balance of principal and interest accrued shall become due and payable in full, without further notice, demand or presentment.  The Maturity Date on this Note will be:  August 1, 2005.

2.

Payments.  Since maturity is only August 1, 2005, no scheduled payments will be required and accrued daily interest will be paid at maturity with the entire principal balance.

3.

Change in Terms if payoff not made before maturity.  If the note is not paid in full by the maturity date, the daily interest rate will change from five percent (5%) to fifteen (15%).  Furthermore, it is understood that sometime in mid July, 2005, Maker may request an additional $50,000 with similar terms of this note.

4.

Prepayment.  Maker may pay off the entire principal balance plus outstanding interest prior to the maturity date without prepayment penalty.  However, no partial principal payments may be applied.  Any partial principal reduction payments are subject to a penalty of fifteen hundred dollars ($1,500.00) for each pre-payment requested. Upon such pre-payment of principal, and upon the payment of the penalty, the interest calculated on the remaining unpaid principal balance shall be recalculated. Monthly payments shall be made based on the same interest rate of this note and multiplied by the then unpaid principal balance.

5.

Security Interest.  Pursuant to a Deed of Trust with same date as the date of this Note, and which is signed by Maker at the time of the execution of this Note, this Note shall be secured by the powers contained in that Deed of Trust which shall encumber the real property that is particularly described in the Deed of Trust.  Maker, as a material consideration for Holder's lending of the principal balance of this Note, agrees that the Deed of Trust used as a security interest to protect the interest of Holder shall be recorded in no lower than "second position" against the real estate encumbered.

6.

Deficiency Judgment and Personal Obligation.  Maker agrees, as a material part of the consideration for the loan evidenced by this Note, that Holder may, in the event that the security interest in the Property does not equal in value the amount of any deficiency following a foreclosure action, pursue an action in any Court of Law having jurisdiction over the matters contained in this Note for a judgment in a amount equal to the deficiency remaining following any foreclosure (judicial or non-judicial) and subsequent Trustee Sale. This Note evidences a re-finance of the Property, and the provisions of California Code of Civil Procedure S.580b and S.580d are specifically waived by Maker.  Maker further agrees that the provisions of California Civil Code S. 2928 are waived, and the obligations contained herein are personal in nature.

7.

Default.

a)

Events of Default.  Maker shall be in default of this Note upon the occurrence of any of the following events:

i)

Failure of Maker to make any payments of principal, interest, or other charges as allowed under the terms of this note when due,

ii)

Failure of Maker to perform or observe any of their non-monetary obligations under this note, after ten (10) days written notice of such default sent to the Maker by the Holder,

iii)

Maker's breach or violation of any representation or warranty contained herein, or contained in any other document provided to Holder by Maker in contemplation of execution of this Note,

iv)

Any representation or warranty made by Maker, or his representative, any other representation or warranty made or furnished to Holder by or on behalf of Maker, including without limitation any statement made by Maker, his representatives in any financial or credit statement or application for credit made prior to the date of this Agreement, proves to have been incorrect in any respect when made and remains inaccurate and not cured at the time of the discovery by Holder,

v)

The default in the performance by any guarantor of this Note of any of the terms, agreements or covenants of any guaranty signed by Maker or guarantor at the request of Maker or Holder,

vi)

An event of default as specifically defined or outlined in the Deed of Trust,

vii)

The making of any general assignment for the benefit of creditors by Maker or any guarantor of this Note, or the commencement by Maker or any guarantor of the Note of a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect,

viii)

 The appointment of a receiver, trustee or other similar official for any of Maker's assets or the property or assets of any guarantor of this Note, or the filing of a bankruptcy petition against Maker or any guarantor of this Note, whether voluntary or involuntary.  The provision of this sub paragraph shall not amount to a breach or default if such a petition is removed or dismissed within sixty (60) days from the date of filing, or,

ix)

If Holder determines, in Holders sole discretion, that the obligations of Maker hereby are inadequately secured by the Property subject to the Deed of Trust, and that the prospect of payment or performance of any such obligation is thereby impaired,

b)

Acceleration Upon Default.  Upon a default by Maker hereunder, at Holder's option, the entire unpaid balance of interest and principal of this Note shall become immediately due and payable.

8.

Usury Exemption.  Maker acknowledges that the loan evidenced by this Note is subject to the provisions of California Civil Code S. 1916.1, in that it has been arranged by a licensed Real Estate Broker, acting for compensation for arranging the loan pursuant to an agreement with Holder, and therefore such loan is exempt from the restrictions upon the interest rates which may be imposed on borrowers pursuant to Section 1 of Article XV of the California Constitution.

9.

Insurance.  If payment in full of this note has not been made by the maturity date, Maker covenants to name Holder as an additional insured on any Policy of Liability Insurance purchased by Maker to insure all risks of loss at the Property subject to the Deed of Trust.  Maker agrees that certificates of insurance, reflecting the inclusion of Holder as additional insured shall be provided to Holder during the period of time that this Note is unpaid.  Should Maker fail to provide Holder with proof of such insurance, Holder may, but shall not be required, to purchase such insurance at the expense of Maker, and add the policy amount to the principal balance of this note.  In this event, the policy premium shall bear interest at the rate provided for herein.

 As a material consideration for Holder to lend Maker the money subject to the provisions of the Note, upon Holder's request, Maker shall purchase and provide to Holder a standard form of Lenders' Title Insurance, in an amount equal to the face value of this Note.

10.

Notices.  Except as may otherwise be provided for or required by law, any notice shall be provided from one party to the other by either U.S. Mail, postage prepaid, or by certified mail or messenger service to the following addresses:

To Holder:  Second Source Solutions

To Maker:

ELECTROPURE INC

    11598 Scripps Creek Drive

FLOYD PANNING, CEO

    San Diego, CA  92131

23456 South Point Drive

Laguna Hills CA 92653

11.

Miscellaneous Provisions.

a)

Attorney's Fees.  In the event that any action is taken by Maker or Holder in connection with the enforcement or interpretation of the provisions of this Note, the prevailing party shall be entitled to recover from the other party, in addition to the relief granted by the court, his or her attorney fees and court costs.

b)

Costs.  Maker agrees to pay Holder's costs in connection with the loan evaluation, the preparation of this Note and the costs associated with the preparation and recordation of the related documents, if an when applicable.  Ten (10) points were agreed to be the cost of this loan and all lender fees are covered in this fee, except recording, wire transfer, and title insurance if applicable.  Points and fees embedded into the value of this note so that $50,000 exactly can be wired on July 1, 2005.

c)

Successors and Assigns.  The provisions and covenants contained herein shall be binding upon the successors, transferees, heirs and assigns of the parties herein.  Maker shall not assign his rights or obligations without the prior written approval of the Holder.

d)

Interpretation.  Whenever possible, each provision of this Note and any other related document shall be interpreted in such a manner as to be valid under the applicable provision of California law.  Should any provision be rendered invalid or unenforceable, the remainder of this Note shall be unaffected thereby.

e)

Time is of the Essence.  Time is of the essence as to the performance of each and every obligation of the Maker and Holder pursuant to this Note.

f)

Further Assurances.  Each of the parties to this Note agrees and covenants that they will take such further action as may be reasonably necessary to carry out the provisions of this Note, the Deed of Trust, or any other agreement or document relating hereto or in connection herewith.

IN WITNESS WHEREOF

"Maker"

_/S/  FLOYD PANNING_________________

__7-1-05________________

Floyd Panning      Date

CEO Electropure Inc.

EXHIBIT 10.66.A

PROMISSORY NOTE

SECURED BY DEED OF TRUST

$250,000.00                                     Laguna Hills, California                                    July 15, 2005

For value received, the undersigned, Electropure, Inc, a California corporation ("Maker") promises to pay in lawful money of the United States of America, to the George A. Boukather Trust dated October 10, 1989 ("Payee"), or order, at the address set forth in paragraph 9 below, the sum of Two Hundred Fifty Thousand Dollars ($250,000.00) with interest in the form of an option to purchase up to 100,000 share of stock in the Maker at a price of $.06 per share in the form of Exhibit A hereto.  The stock option shall not be adjusted if this Note is paid before its stated maturity date.

1.

Payments.  This Note shall be paid upon closing of the currently pending sale of the property securing this Note, or December 31, 2005, which ever is sooner.  All payments shall be applied first to interest on the outstanding principal balance and any balance shall be applied to reduction of principal; interest shall thereafter cease on the principal so paid.  All payments hereunder shall be made without offset or deduction for any present or future taxes, levies, or charges.

2.

Security.  This Note is secured by a Subordinated Short Form Deed of Trust and Assignment of Rents (the "Deed of Trust") of even date herewith, executed and delivered by Electropure Holdings, LLC, a California limited liability company, which is wholly owned by Maker, as Trustor or Land America Lawyers Title Insurance Company as Trustee, naming Payee as Beneficiary and encumbering certain property described therein (the "Property").

3.

Prepayment.  Make shall have the right to prepay all or any part of the principal of this Note at any time without the payment of any penalty or fee.

4.

Event of Default.  Any of the following shall constitute an "Event of Default":

(a)

The failure of Maker to pay principal or interest on this Note when due;

(b)

Default in the performance of any obligation contained in this Note, the Deed of Trust or any other instrument (including any amendment, modification or extensions thereof) given for the purpose of securing this Note;

(c)

Default in the performance of any obligation contained in any other deed of trust secured by the Property or any amendment, modification or extensions thereof;

(d)

If the Property is sold, transferred or conveyed in whole or in part, whether voluntarily or involuntarily, or by operation of law, including but not limited to a deed, option to purchase, contract of sale, or any other instrument of conveyance without the prior written consent of Payee.

5.

Payee's Rights upon Default.  Upon an Event of Default this Note shall bear interest from the date of the default until paid at the rate of 15% per year, in addition, at the option of the Payee, the entire unpaid principal amount hereof and any unpaid interest then accrued hereon shall immediately become due and payable without presentment, protest or demand, or other notice of any kind.  If Maker exercises its rights under law to cure any such default, the amount necessary to cure shall include all costs (including attorneys' fees) incurred by Payee with respect to such default.

6.

Usury.  This loan was arranged by a licensed California Real Estate Broker.  It is the intention of Maker and Payee to conform strictly to the usury laws now or hereafter in force in California, and any interest payable under this Note, the Deed of Trust or any related agreement shall be subject to reduction to the amount not in excess of the maximum non-usurious amount allowed under the usury laws of the State of California as now or hereafter construed by the courts having jurisdiction over such matters.  The aggregate of all interest (whether designated as interest, service charges, points, or otherwise) contracted for, chargeable or receivable under this Note, the Deed of Trust or the related documents shall under no circumstances exceed the maximum legal rate upon the balance of this Note remaining from time to time.  If such interest does exceed the maximum legal rate, it shall be cancelled automatically to the extent that such interest exceeds the maximum legal rate and if theretofore paid, credited on the principal amount of this Note or if the Note has been prepaid, then such excess shall be rebated to Maker.

7.

Time, Governing Law.  Time is of the essence of each obligation of Maker hereunder.  This Note shall be governed by the laws of the State of California.

8.

No Waiver.  No delay or omission on the part of Payee in exercising any rights hereunder or under the Deed of Trust or any other instrument given to secure this Note shall operate as a waiver of such right or of any other right hereunder or under said instrument.

9.

Notices.  Notices to each party shall be in writing and delivered by certified or registered mail, postage prepaid, at the address set forth below unless either party notifies the other in writing of a different address.

To Payee:

George A. Boukather Trust

1399 Logan Avenue

Costa Mesa, CA  92626

To Maker:

Electropure, Inc. and

Electropure Holdings, LLC

23456 South Pointe, Unit A

Laguna Hills, CA  92653

10.

Attorney's Fees.  Make agrees that the unpaid balance on this Note may include Payee's reasonable attorney's fees incurred by Payee in enforcing payment or collection of this Note.

11.

Payee's Right to Transfer Note.  This Note, the Deed of Trust and all other documents securing the Note may be sold, transferred, hypothecated or assigned by Payee without the consent of Maker.

12.

Due on Sale Provision.  If the property described in the Deed of Trust securing this Note ("Property") is sold, transferred or conveyed in whole or in part, whether voluntarily or involuntarily, or by operation of law, including but not limited to a deed, option to purchase, contract of sale, or any other instrument of conveyance without the prior written consent of Payee, then the then unpaid principal balance (together with interest thereon) shall be immediately due and payable.

13.

Authority.  The parties signing this note on behalf of Maker are authorized to do so.  The loan represented by this Note, the execution and delivery of the Note and Maker's performance of its obligations under the Note are within the corporate powers of Maker, this transaction has been authorized by all required corporate action.  The loan represented by this Note will not conflict with any provision of law, the Bylaws of Maker, or any other agreement binding on Maker.

MAKER:

Electropure, Inc.

/S/  FLOYD PANNING_________

Floyd Panning, President

Exhibit A

Electropure, Inc.	24356 South Pointe Drive Laguna Hills, California 92653 949-770-9347 * Fax 949-770-9209

WARRANT NO. A-3180

DATED JULY 15, 2005

Void after 5:00 P.M. Los Angeles City Time,

on July 15, 2008

Warrant to Purchase 100,000 Shares of Common Stock

THIS WARRANT, AND THE COMMON STOCK ISSUABLE UPON ITS EXERCISE, HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, PLEDGED, HYPOTHECATED, OR OTHERWISE TRANSFERRED, DISPOSED OF OR OFFERED FOR SALE, IN WHOLE OR IN PART,, IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THAT ACT COVERING THIS WARRANT AND/OR THE COMMON STOCK ISSUABLE UPON ITS EXERCISE, OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO ELECTROPURE, INC. THAT AN EXEMPTION FROM REGISTRATION IS AVAILABLE.

WARRANT TO PURCHASE COMMON STOCK OF ELECTROPURE, INC.

This is to certify that, for value received,  GEORGE A. BOUKATHER TRUST dated October 10, 1989, or assigns, ("Holder"), is entitled to purchase, subject to the provisions of this Warrant, from ELECTROPURE, INC., a California corporation ("Company"), One Hundred Thousand () fully paid, validly issued and nonassessable shares of Common Stock, $0.01 par value, of the Company ("Common Stock") at any time or from time to time during the period from the date hereof until 5:00 P.M. Los Angeles City Time on July 15, 2008 (the "Exercise Period") at an initial exercise price equal to $0.06 per share.  The number of shares of Common Stock to be received upon the exercise of this Warrant and the price to be paid for each share of Common Stock may be adjusted from time to time as hereinafter set forth.  The shares of Common Stock deliverable upon such exercise, and as adjusted from time to time are hereinafter sometimes referred to as "Warrant Shares" and the exercise price of a share of Common Stock in effect at any time and as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price."

A.

Exercise of Warrant.

During and subject to the Exercise Period, this Warrant may be exercised in whole or in part at any time and the Holder shall have the right to exercise this Warrant into the kind and amount of shares of stock and other securities and property (including cash) receivable by a holder of the number of shares of Common Stock into which this Warrant might have been exercisable immediately prior thereto.  This Warrant may be exercised by presentation and surrender hereof to the Company at its principal office, or at the office of its stock transfer agent, if any, with the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price for the number of Warrant Shares specified in such form.  As soon as practicable after each such exercise of the Warrants, but not later than fourteen (14) days from the date of such exercise, the Company shall issue and deliver to the Holder a certificate or certificates for the Warrant Shares issuable upon such exercise, registered in the name of the Holder or its designee.  If this Warrant should be exercised in part only, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder thereof to purchase the balance of the Warrant Shares purchasable thereunder.  Upon receipt by the Company of this Warrant at its office, or by the stock transfer agent of the Company at its office, in proper form for exercise, the Holder shall be deemed to be the holder of record of the shares of Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Common Stock shall not then be physically delivered to the Holder.

B.

Reservation of Shares.

The Company shall at all times reserve for issuance and/or delivery upon exercise of this Warrant such number of shares of its Common Stock as shall be required for issuance and delivery upon exercise of the Warrants.

C.

Fractional Shares.

No fractional shares or script representing fractional shares shall be issued upon the exercise of this Warrant.  With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the current market value of a share, determined as follows:

(1)

If the Common Stock is listed on a National Securities Exchange or admitted to unlisted trading privileges on such exchange or listed for trading on the NASDAQ system, the current market value shall be the last reported sale price of the Common Stock on such exchange or system on the last business day prior to the date of exercise of this Warrant or if no such sale is made on such day, the average closing bid and asked prices for such day on such exchange or system; or

(2)

If the Common Stock is not so listed or admitted to unlisted trading privileges, the current market value shall be the mean of the last reported bid and asked prices reported by the National Quotation Bureau, Inc. on the last business day prior to the date of the exercise of this Warrant; or

(3)

If the Common Stock is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the current market value shall be an amount, not less than book value thereof as at the end of the most recent fiscal year of the Company ending prior to the date of the exercise of the Warrant, determined in such reasonable manner as may be prescribed by the Board of Directors of the Company or, if higher, $0.01 per share.

D.

Exchange, Transfer, Assignment or Loss of Warrant.

This Warrant is exchangeable, without expense, at the option of the Holder, upon presentation and surrender hereof to the Company or at the office of its stock transfer agent, if any, for other warrants of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder.  Upon surrender of this Warrant to the Company at its principal office or at the office of its stock transfer agent, if any, with the Assignment Form annexed hereto duly executed and funds sufficient to pay any transfer tax, the Company shall, without charge, execute and deliver a new Warrant I the name of the assignee named in such instrument of assignment and this Warrant shall promptly be canceled.  This Warrant may be divided or combined with other warrants which carry the same rights upon presentation hereof at the principal office of the Company or at the office of its stock transfer agent, if any, together with a written notice specifying the names and denominations in which new Warrants are to be issued and signed by the Holder hereof.  The term "Warrant" as used herein includes any Warrants into which this Warrant may be divided or exchanged.  Upon receipt of the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date.  Any such new Warrant executed and delivered shall constitute an additional contractual obligation on the part of the Company, whether or not this Warrant so lost, stolen, destroyed, or mutilated shall be at any time enforceable by anyone.

E.

Rights of the Holder.

The Holder shall not, by virtue hereof, be entitled to any rights of a shareholder in the Company, either at low or equity, and the rights of the Holder are limited to those expressed in the Warrant and are not enforceable against the Company except to the extent set forth herein.

F.

Anti-Dilution Provisions.

The Exercise Price in effect at any time and the number and kind of securities purchasable upon the exercise of the Warrants shall be subject to adjustment from time to time upon the happening of certain events as follows:

(1)

In case the Company shall (i) declare a dividend or make a contribution on its outstanding shares of Common Stock in shares of Common Stock, (ii) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (iii) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, the Exercise Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivisions, combination or reclassification shall be adjusted so that it shall equal the price determined by multiplying the Exercise Price by a fraction, the denominator of which shall be the number of shares of Common Stock outstanding after giving effect to such action, and the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such action.  Such adjustment shall be made successively whenever any event listed above shall occur.

(2)

Whenever the Exercise Price payable upon exercise of each Warrant is adjusted pursuant to Subsection (1) above, the number of shares purchasable upon exercise of this Warrant shall simultaneously be adjusted by multiplying the number of shares initially issuable upon exercise of this Warrant by the Exercise Price in effect on the date hereof and dividing the product so obtained by the Exercise Price, as adjusted.

(3)

Whenever the Exercise Price is adjusted, as herein provided, the Company shall promptly cause a notice setting forth the adjusted Exercise Price and adjusted number of shares issuable upon exercise of each Warrant to be mailed to the Holders, at their last addresses appearing in the Warrant Register, and shall cause a certified copy thereof to be mailed to its transfer agent, if any.  The Company may retain a firm of independent certificate public accountants selected by the Board of Directors (who may be the regular accountants employed by the Company) to make any computation required by this Section F and a certificate signed by such firms shall be conclusive evidence of the correctness of such adjustment.

(4)

In the event that at any time, as a result of an adjustment made pursuant to Subsection (1) above, the Holder of this Warrant thereafter shall become entitled to receive any shares of the Company, other than Common Stock, thereafter the number of such other shares so receivable upon exercise of this Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Subsection (1) above.

(5)

Irrespective of any adjustments in the Exercise Price or the number or kind of shares purchasable upon exercise of this Warrant, Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in the similar Warrants initially issuable pursuant to this Agreement.

G.

Officer's Certificate.

Whenever the Exercise Price shall be adjusted as required by the provisions of the foregoing Section, the Company shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted Exercise Price determined as herein provided, setting forth in reasonable detail the facts requiring such adjustment, including a statement of the number of additional shares of Common Stock, if any, and such other facts as shall be necessary to show the reason for and the manner of computing such adjustment.  Each such officer's certificate shall be made available at all reasonable times for inspection by the holder or any holder of a Warrant executed and delivered pursuant to Section A and the Company shall, forthwith after each such adjustment, mail a copy by certified mail of such certificate to the Holder or any such holder.

H.

Notices to Warrant Holders.

So long as this Warrant shall be outstanding, (i) if the Company shall pay any dividend or make any distribution upon the Common Stock or (ii) if the Company shall offer to the holders of Common Stock for subscription or purchase by them any share of any class or any other rights or (iii) if the capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Company to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Company shall be effected, then in any such case, the Company shall cause to be mailed by certified mail to the Holder, at least fifteen days prior to the date specified in (x) or (y) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (x) a record is to be taken for the purpose of such dividend, distribution or rights, or (y) such reclassification, reorganization, consolidation, merger, conveyance, lease, dissolution, liquidation or winding up is to take place and the date, if any is to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.

I.

Reclassification, Reorganization or Merger.

In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the Company, or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with a subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in case of any sale, lease or conveyance to another corporation of the property of the Company as an entirety, the Company shall, as a condition precedent to such transaction, cause effective provisions to be made so that the Holder shall have the right thereafter by exercising this Warrant at any time prior to the expiration of the Warrant, to purchase the kind and amount of shares of stock and other securities and property receivable upon such reclassification, capital reorganization and other change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock which might have been purchased upon exercise of this Warrant immediately prior to such reclassification, change, consolidation, merger, sale or conveyance.  Any such provision shall include provision for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Warrant.  The foregoing provisions of this Section J shall similarly apply to successive reclassifications, capital reorganizations and changes of shares of Common Stock and to successive consolidations, mergers, sales or conveyances.  In the event that in connection with any such capital reorganization or reclassification, consolidation, merger, sale or conveyance, additional shares of Common Stock shall be issued in exchange, conversion, substitution or payment, in whole or in part, for a security of the Company other than Common Stock, any such issue shall be treated as an issue of Common Stock covered by the provisions of Subsection (1) of Section F hereof.

IN WITNESS THEREOF, the Company has caused this Warrant to be signed and attested by the undersigned, being duly authorized, as of the date set forth on the first part hereof.

ELECTROPURE, INC.

By___/s/ Catherine Patterson_______________

Catherine Patterson

Corporate Secretary

Electropure, Inc.	24356 South Pointe Drive Laguna Hills, California 92653 949-770-9347 * Fax 949-770-9209

PURCHASE FORM

Dated:____________________, _____

The undersigned hereby irrevocably elects to exercise the within Warrant to the extent of purchasing _________________ shares of Common Stock and hereby makes payment of $____________________ in payment of the actual exercise price thereof.

=====================================================================

INSTRUCTIONS FOR REGISTRATION OF STOCK

Name ________________________________________________________________________

(Please typewrite or print in block letters)

Address ______________________________________________________________________

___________________________________

Signature of Warrant Holder

Electropure, Inc.	24356 South Pointe Drive Laguna Hills, California 92653 949-770-9347 * Fax 949-770-9209

ASSIGNMENT FORM

FOR VALUE RECEIVED, the undersigned Warrant Holder hereby sells, assigns and transfers unto:

Name          ______________________________________________________________

(Please typewrite or print in block letters)

Address      ______________________________________________________________

the right to purchase Common Stock represented by this Warrant to the extent of ____________

shares as to which such right is exercisable and does hereby irrevocably constitute and appoint ________________________________ Attorney, to transfer the same on the books of the Company with full power of substitution in the premises.

Dated:_________________, _____

By___________________________________

Signature of Warrant Holder

EXHIBIT 10.66.B

ESCROW AMENDMENT

Kathleen Huntsman, Escrow Officer

Land America Lawyer's Title

18551 Von Karmen, Suite 100

Irvine, CA  92612

Re:  Escrow 9700148

Your instructions in the forgoing escrow are amended as follows:

1.  The purchase price is reduced to $3,875,000.

2.  The Seller acknowledges that it has received all required approvals from its sole member, the board of director of its member and the shareholder of its member and releases all rights it had to terminate this transaction if those approvals had not been obtained.  Seller has no right to terminate this agreement absent a default by Buyer.

Seller:

Buyer:

Electropure Holdings, LLC

/S/  George A. Boukather__________________

George A. Boukather, Trustee of the

By:  /S/  Floyd Panning______________       George A. Boukather Trust dated October

        Floyd Panning

10, 1989

EXHIBIT 10.67.A

AMENDMENT TO

AGREEMENT FOR PURCHASE AND SALE OF ASSETS

The April 15, 2005 Purchase and Sale Agreement between SnowPure, LLC and Electropure Inc. ("Company") contemplated closing the transaction on May 27, 2005.  One requirement of the Company was to secure shareholder approval for the transaction.  The Agreement expired on June 30, 2005, without the Company having accomplished this.  This Amendment, discussed by the Electropure board of directors and approved by Floyd Panning on July 1, 2005 extends the agreement as follows with these two conditions agreed to by the Company in consideration of this Amendment.  First, past due accrued interest and fees on the $100,000 note will be paid up, and accrued interest payments to SnowPure will be kept current.  Second, paychecks to Michael Snow will be resumed until closing.

1.

A new closing date estimate will be included, based on best estimates of the Company and its auditors.  A new "outside date" will be 30 days after this closing date.  The Company will make every effort to shorten the time required to obtain shareholder approval.  Paragraph 13.0 will be amended to reflect these dates when obtained.

2.

Paragraph 29.4 is amended by increasing the percentage paid of any bona fide offer from 5% to 8% based on greater expenses incurred to date by SnowPure and the lost effort if the company is sold to someone else.  Paragraph 29.4 is further amended such that the payment will be made within 30 days of termination of the Purchase and Sale Agreement rather than after the closing of the third party transaction.

3.

Paragraph 29.5 is amended by increasing the $15,000 amount to $30,000 on termination of the Agreement.

/s/ Michael J. Snow____________

/s/ Floyd Panning____________________

Michael J. Snow

Floyd Panning

President, SnowPure, LLC

President and CEO, Electropure, Inc.

Dated:  June 29, 2005

Dated:  June 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Electropure, Inc. and Subsidiaries

Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Electropure, Inc. and Subsidiaries as of October 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropure, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and as of October 31, 2004 has an accumulated deficit of $28,927,189, that raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/Hein & Associates llp

Hein & Associates llp

Certified Public Accountants

Irvine, California

August 2, 2005

Electropure, Inc.

Consolidated Balance Sheet

October 31, 2004

ASSETS

2004

Current assets:

Cash

$

29,607

Trade accounts receivable

49,085

Inventories

101,145

Prepaid expenses

  10,507

    Total current assets

190,344

Property, plant and equipment, net

2,341,376

Other assets

   55,226

Total assets

$

2,586,946

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Balance Sheet

October 31, 2004

LIABILITIES AND SHAREHOLDERS' DEFICIT

2004

Current liabilities:

Obligations under capital leases

$

1,927

Current portion of notes payable to bank

46,104

Current portion of notes payable to shareholder

   850,000

Trade accounts payable

243,573

Accrued payroll

191,863

Other accrued liabilities

261,418

Customer deposits

42,942

Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2004.

26,000

    Total current liabilities

1,663,827

Notes p ayable to shareholder

                1,000,000

Notes payable

166,498

Notes payable to bank, net of current portion

2,360,540

Total liabilities

5,190,865

Commitments and contingencies (Notes 7 and 12)

     -

Shareholders' deficit:

Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2004;

liquidation preference of $1,000,000.

250,000

Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2004;

liquidation preference of $500,000.

250,000

Common stock, $0.01 par value; 20,000,000 shares authorized;

12,480,137 shares issued and outstanding at October 31, 2004.

124,801

Class B common stock, $0.01 par value, 839,825 shares authorized;

83,983 shares issued and outstanding at October 31, 2004.

     840

Additional paid-in capital

25,732,504

Notes receivable on common stock

(34,875)

Accumulated deficit

(28,927,189)

Total shareholders' deficit

(2,603,919)

Total liabilities and shareholders' deficit

$

2,586,946

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2004

2004

2003

Net sales

$

1,129,009

$

1,444,805

Cost of Sales

949,592

1,257,724

Gross profit

179,417

187,081

Operating costs and expenses:

Research and development

398,203

417,782

Sales, general and administrative

                905,515

1,109,347

Total operating expenses

                  1,303,718

1,527,419

Loss from operations

                    (1,124,301)

 (1,340,048)

Other income (expense):

Interest income

1,456

1,533

Interest expense

                 (517,030)

  (270,596)

Sublease income

130,850

120,015

Other income (expense), net

107,761

(13,547)

Other income (expense), net

(88,350)

(162,595)

Loss before provision for income tax

(1,401,264)

(1,502,643)

Provision for income tax

(1,600)

(1,600)

Net loss

$

(1,402,864)

$

(1,504,243)

Net loss per share, basic and diluted

$

(0.11)

$

(0.13)

Shares used in computing basic and

diluted net loss per share

12,205,004

11,699,817

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Shareholders' Deficit

For Each of the Two Years in the Period Ended October 31, 2004

Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2002

250,000

250,000

11,354,044

83,983

$

250,000

$

250,000

$

113,540

$

840

$

24,919,104

$

(32,129)

$

(26,020,082)

$

(518,727)

Common shares issued in a

  Private placement

--

--

227,273

--

--

--

2,273

--

47,727

--

--

50,000

Warrants and common stock and

  warrants of subsidiary issued

  in a private placement

--

--

--

--

--

--

--

--

400,000

--

--

400,000

Common shares issued for

  convertible debt

--

--

474,359

--

--

--

4,744

--

75,256

--

--

80,000

Common shares and warrants issued

  in exchange for surrender of

  common stock in subsidiary

--

--

22,500

--

--

--

--

50,275

--

--

50,500

Options and warrants granted

    to employees and consultants

    for services

--

--

--

--

--

--

--

--

49,635

--

--

49,635

Interest recognized on notes

    receivable for common shares

--

--

--

--

--

--

--

--

--

(1,373)

--

(1,373)

Net loss

--

--

--

--

--

--

--

--

--

--

(1,504,243)

(1,504,243)

Balance, October 31, 2003

250,000

250,000

12,078,176

83,983

$

250,000

$

250,000

$

120,782

$

840

$

25,541,997

$

(33,502)

$

(27,524,325)

$

(1,394,208)

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Shareholders' Deficit

For Each of the Two Years in the Period Ended October 31, 2004

Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2003

250,000

250,000

12,078,176

83,983

$

250,000

$

250,000

$

120,782

$

840

$

25,541,997

$

(33,502)

$

(27,524,325)

$

(1,394,208)

Common shares issued for

   convertible debt

--

--

401,961

--

--

--

4,019

--

75,981

--

--

80,000

Warrants issued to a lender as

    a debt discount for a loan

--

--

--

--

--

--

--

--

42,563

--

--

42,563

Warrants issued as a beneficial

    conversion feature on a loan

--

--

--

--

--

--

--

--

42,563

--

--

42,563

Warrants issued as a finders

    fee for a loan

--

--

--

--

--

--

--

--

24,800

--

--

24,800

Options and warrants granted

    to employees and consultants

    for services

--

--

--

--

--

--

--

--

4,600

--

--

4,600

Interest recognized on notes

    receivable for common shares

--

--

--

--

--

--

--

--

--

(1,373)

--

(1,373)

Net loss

--

--

--

--

--

--

--

--

--

--

(1,402,864)

(1,402,864)

Balance, October 31, 2004

250,000

250,000

12,480,137

83,983

$

250,000

$

250,000

$

124,801

$

$

25,732,504

$

(34,875)

$

(28,927,189)

$

(2,603,919)

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2004

2004

2003

Cash flows from operating activities:

Net loss

$

(1,402,864)

$

(1,504,243)

Adjustments to reconcile net loss to net cash used in

  operating activities:

Depreciation

171,907

183,780

Amortization

-

11,945

Bad debt expense

(6,085)

1,261

Impairment of goodwill

-

50,500

Interest expense relating to amortization of holdback

4,000

8,000

Interest expense relating to amortization of debt issuance costs

16,878

5,458

Non-cash compensation for stock options and warrants

4,600

49,635

Discount related to issuance of debt

85,126

-

Interest paid with common stock

80,000

80,000

Interest on notes receivable for common stock

(1,373)

(1,373)

(Increase) decrease in assets:

Trade accounts receivable

(39,792)

96,217

Prepaid expenses

7,280

45,921

Inventories

59,780

(5,936)

Increase (decrease) in liabilities:

Trade accounts payable

(21,526)

117,416

Customer deposits

32,042

(23,445)

Accrued payroll and other liabilities

62,721

77,653

Net cash used in operating activities

(947,306)

(807,211)

Cash flows from investing activities:

Purchase of property, plant and equipment

 (4,340)

(11,706)

Net cash used in investing activities

 (4,340)

(11,706)

Cash flows from financing activities:

Principal payments on notes payable

  (2,308,046)

(67,462)

Proceeds from issuances of notes payable

 2,825,000

 200,000

Principal payments on capital lease obligations

(9,916)

(10,459)

Proceeds from issuance of notes payable to a related party

450,000

450,000

Proceeds from sale of subsidiary stock and warrants

-

146,000

Proceeds from issuance of common stock

-

50,000

Proceeds from sale of warrants

-

54,000

Net cash provided by financing activities

957,038

822,079

Net increase (decrease) in cash

5,392

3,162

Cash at beginning of period

24,215

21,053

Cash at end of period

$

29,607

$

24,215

Supplemental Disclosure of Cash Flow Information

Interest paid

$

            145,829

$

138,434

Income taxes paid

$

1,600

$

1,600

The accompanying notes are an integral part of the consolidated financial statements.

Electropure, Inc.

Notes to the Consolidated Financial Statements

1.

Description of Business

Electropure, Inc. (the "Company") manufactures and markets electrodeionization water treatment devices for commercial and industrial high purity water applications.  The Company holds an exclusive patent on its electrodeionization product and markets it to original equipment manufacturers as a specialized component for water treatment systems, whose major customers include semiconductor, pharmaceutical and cosmetic companies, as well as laboratories and petrochemical companies.  The Company's membrane products are based on ion exchange membrane technology for electrodialysis, electrodeposition, and electrochemical separations.  The Company's micro imaging technology ("MIT") is in the development phase, which, when completed, will provide a product that will enable real time identification of contamination in fluids.

2.

Basis of Presentation

The Company incurred net losses of $1,402,864 and $1,504,243 in fiscal years October 31, 2004 and 2003, respectively.  At October 31, 2004 the Company had an accumulated deficit of $28,927,189 and is in default under the redemption provisions of its redeemable preferred stock (Note 10) that raise substantial doubt about the Company's ability to continue as a going concern.  Despite negative cash flows from operations of $947,306 and $807,211 in the years ended October 31, 2004 and 2003, respectively, the Company has been able to secure additional operating capital through private loans from an individual who is a related party and the largest shareholder.  No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company's securities, borrowing, or through the sale of products that will generate sufficient revenues in the future to sustain ongoing operations.  The Company's ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.  The Company believes, however, that the potential market interest in its MIT technology is strong and will enhance its ability to generate the funds necessary through equity and debt capital and the sale of its products to meet its needs.

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

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less.  As of October 31, 2004, there were no cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at October 31, 2004 and 2003.

Stock Based Compensation

Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under APB 25 and the intrinsic value method, as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company's employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

Electropure, Inc.

Notes to the Consolidated Financial Statements

        2004                  2003

Net loss, as reported:

$

(1,402,864)

$

(1,504,243)

Add:  Stock-based employee compensation

   included in reported net loss

-

5,850

Less:  Stock-based employee compensation expense

  determined under fair value based method for

  all awards, net of related tax effect

(135,910)

(269,040)

Pro forma net loss:

$

(1,538,774)

$

(1,767,433)

Earnings per share:

  Basic and diluted, as reported

$

(0.11)

$

(0.13)

  Basic and diluted, pro forma

$

(0.13)

$

(0.15)

Weighted average shares outstanding

       12,205,004

    11,699,817

The pro forma effect for the years presented is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than five years of vesting.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company's stock option plan are included in Note 11.

Revenue Recognition

All servicing and training are provided prior to shipment.  Revenues on the sale of the Company's products are recognized when the products are shipped.  The Company does not accept returns.  Provision for estimated product warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense was $6,085 and $1,261 for the years ended October 31, 2004 and 2003, respectively.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  Advertising expense for the years ended October 31, 2004 and 2003 was $7,531 and $9,829, respectively.

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.  Common stock equivalents of 6,211,479 and 6,596,479 as of October 31, 2004 and 2003, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

Electropure, Inc.

Notes to the Consolidated Financial Statements

Reclassification

Certain amounts presented within the 2003 financial statements have been reclassified in order to conform to the 2004 financial statement presentation.  Such reclassifications had no effect on net loss.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory costs." SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2004. We are currently evaluating the impact of SFAS 151 on our financial statements.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 ("SAB 107") in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. We are currently evaluating the effect of SFAS 123R and SAB 107 on our financial statements with the intent of implementing this standard on November 1, 2005.

4.

Inventories

At October 31, 2004, inventories consisted of the following:

Raw materials	$ 50,253
Work in process	1,993
Finished goods	48,900

Inventories	$ 101,145

Electropure, Inc.

Notes to the Consolidated Financial Statements

5.

Property, Plant and Equipment

At October 31, 2004, property, plant and equipment consisted of the following:

Machinery and equipment	$ 606,050
Automobiles	6,500
Furniture and fixtures	120,152
Building	1,396,555
Land	1,057,997
3,187,254
Less: accumulated depreciation	(845,878)
Total property and equipment, net	$ 2,341,376

Depreciation expense for the years ended October 31, 2004 and 2003 was $171,907 and $183,780, respectively.

In January 2001, the Company purchased the land and a 30,201 square foot building located at 23456 South Pointe Drive, Laguna Hills, California for $2,454,552.  The Company currently conducts its operations in approximately 20,000 square feet of the building and subleases the remaining portion to an unaffiliated third party.

6.

Acquired Technology

At October 31, 2004, acquired technology consisted of the following:

Ion exchange membrane technology	$ 200,000
Less: accumulated amortization	(200,000)
Acquired technology, net	$ -

Amortization expense for the year ended October 31, 2003 was $11,945.  There was no amortization expense for the fiscal year ended October 31, 2004 as acquired technology was fully amortized during the fiscal year ended October 31, 2003.

7.

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and furniture and fixtures and was $59,148 at October 31, 2004 and 2003.   Accumulated amortization of the leased equipment at October 31, 2004 and 2003 was $49,894 and $40,062, respectively. Amortization of the leased property is included in depreciation expense.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 2004 are as follows:

2005
Total minimum lease payments	$ 1,980
Less: amount representing interest	(53)
Present value of net minimum lease payments	1,927
Less: current maturities	(1,927)
Long-term capital lease obligation	$ -

Electropure, Inc.

Notes to the Consolidated Financial Statements

8.

Notes Payable

At October 31, 2004, notes payable consisted of the following:

Note payable to a bank, guaranteed by majority shareholder and collateralized by a deed of trust on the building, with fixed interest at 5.75% per annum, payable in monthly installments of $15,256 through April 2009, with balance due on May 1, 2009.

		$ 2,406,644

Convertible note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT), with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2006.	(A)	1,000,000

Note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on July 3, 2005.	(B)	150,000

Unsecured note payable to a customer, with principal and interest at prime plus 2% due in full on April 23, 2008. Principal is reduced by 15% discount provided on sales of EDI products, if any.		166,498

Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on December 2, 2005.		50,000

Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on January 23, 2006.		100,000

Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		100,000

Notes Payable (Continued) Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2005.	(B)	100,000

Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on November 21, 2005.		100,000

Electropure, Inc.

Notes to the Consolidated Financial Statements

Convertible note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on December 19, 2005.		100,000

Unsecured convertible note payable to major shareholder, with principal and interest at 8% per annum due in full on July 1, 2005.	(B) (C)	100,000

Unsecured convertible note payable to major shareholder, with principal and interest at 8% per annum due in full on March 16, 2005.	(B) (C)	50,000

		4,423,142
Less current maturities		(896,104)

Long Term portion of notes payable		$ 3,527,038

(A) The Company is currently in default of the interest payment provisions on the loan which required payment on or about March 31, 2005 and June 30, 2005.
(B) As of August 30, 2005, the Company is in default on the repayment provisions on the loan and plans to negotiate with the lender to extend the repayment date.
(C) The Company has agreed to repay the loan and interest by the maturity date or from the proceeds of the sale of the Company's EDI subsidiary, whichever first occurs.

Aggregate maturities required on notes payable and long-term debt at October 31, 2004 are due in future years as follows:

2005	$ 896,104
2006	1,183,070
2007	183,070
2008	349,568
After 2008	1,811,330
$ 4,423,14 2

9.

Income Taxes

At October 31, 2004 and 2003, the components of the income tax expense are as follows:

Electropure, Inc.

Notes to the Consolidated Financial Statements

2004

2003

Current tax expense:

  Federal

$

-

$

-

  State

1,600

1,600

1,600

1,600

Deferred tax expense:

  Federal

-

-

  State

-

-

-

-

Total provision:

$

1,600

$

 1,600

Significant components of the Company's net deferred income tax assets/ (liabilities) at October 31, 2004 were as follows:

Current deferred tax assets:
Accrued vacation	$ 16,998
Deferred payroll	18,989
Book compensation for options and warrants	406,933
Accrued warranty	35,851
Other	45,802
Total current deferred tax assets	524,573
Valuation allowance	(524,573)
Net deferred current tax assets	$ -

Noncurrent deferred tax assets:
Net operating loss carryforward	$ 7,362,583
Other credit carryforward	293,742
Depreciation and amortization	(220,523)
Total noncurrent deferred tax assets	7,435,802
Valuation allowance	(7,435,802)
Net deferred noncurrent tax assets	$ -
Total deferred tax assets	$ -

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.  The change in the total valuation allowance for the year ended October 31, 2004 was an increase of $455,058 .

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

Electropure, Inc.

Notes to the Consolidated Financial Statements

2004

            2003

Tax expense/ (benefit) at U.S. statutory income tax rate

(34.0)%

(34.0)%

State tax

 (0.1)

   0.1

Permanent differences

                                         0

  (0.1)

Change in beginning balance of valuation allowance

32.5

  33.9

Effective income tax rate

  (1.6)

              0.1%

The Company has federal and state net operating loss carryforwards of $20,216,410 and $5,531,723, respectively.  The federal and state net operating loss carryforwards began expiring in 2004.  The Company also has federal and state research and development tax credit carryforwards of $174,471 and $119,271, respectively. The federal tax credits will begin to expire in 2013.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003.  This suspension will not apply to tax years beginning in 2005 and beyond.

10.

 Shareholders' Equity (Deficit)

Common Stock

On November 8, 2002, the Company issued 227,273 shares of common stock to its largest shareholder in a private placement transaction for total proceeds of $50,000.

In January 2001, the Company borrowed $1,000,000 from a related party who is the largest shareholder.  The terms of the note provided for interest only payments each calendar quarter at the rate of 8% per annum.  During the fiscal year ended October 31, 2003, the Company exchanged a total of 474,359 shares of common stock, at conversion rates ranging from $0.13 to $0.30 per share, for interest accrued on the loan through September 30, 2003 in the total amount of $80,000.

During the year ended October 31, 2004, the Company exchanged an additional 401,961 shares of common stock, at conversion rates ranging from $0.17 to $0.30 per share, for interest accrued on the above loan through September 30, 2004 in the amount of $80,000.

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

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

In August 1997, the Company allowed a current officer and director to exercise warrants held by him in exchange for a note receivable at a fixed interest rate of 5.49%.  As of October 31, 2004 and 2003, the note receivable related to the issuance of common stock is reflected as a reduction in equity and is summarized as follows:

	2004	2003
Note receivable from an officer and director of the Company for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of 5.49% per annum, due in July 2002. The note receivable is collateralized by shares resulting from the exercise of warrants. The amount outstanding includes accrued interest of $9.875.	$ 34,875	$ 33,502

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

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

11.

Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Electropure, Inc. 1999 stock option plan (the "plan"), for officers, directors, employees, consultants, and advisors of the Company.  The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options.  The plan authorizes the granting of options up to 1,000,000 shares of common stock.  The exercise price per share on options granted may not be less than the fair market value per share of the

Electropure, Inc.

Notes to the Consolidated Financial Statements

Company's common stock at the date of grant.  The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company's common stock must be a minimum of 110% of the fair market value per share at the date of grant.  The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator.  The Company granted options to purchase 25,000 shares of its common stock under this plan during the year ended October 31, 2003.  No options were granted under this plan during the year ended October 31, 2004.  As of the year ended October 31, 2004, the number of options granted by the Company exceeds the total authorized by the plan by 10,000 options.  In fiscal 2001, the Company also authorized the issuance of 450,000 options at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary.   All of the options granted by the Company during the year ended October 31, 2001, including those contingently issuable to the Board, are subject to approval by the Company's shareholders of an increase in the authorized number of options available under the plan at its next Annual Meeting of Shareholders.  The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years.  Non-qualified stock options may not be granted for more than ten years.  The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

The Company issued options to purchase 500,000 shares of its common stock to two employees during the year ended October 31, 2003 outside of its stock option plan.  In addition, on July 31, 2003, the Company's subsidiary, Micro Imaging Technology (MIT), granted a total of 585,000 warrants to purchase its common stock to various employees of the Company and MIT.

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

The weighted average fair value of the Electropure options granted during the year ended October 31, 2003 was $0.29.  No Electropure options were granted during the fiscal year ended October 31, 2004.

Electropure, Inc.

Notes to the Consolidated Financial Statements

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at October 31, 2002	3,024,000	$ 0.75
Granted	525,000	0.29
Exercised	-	-
Expired	(39,000)	0.66
Canceled	(1,415,000)	0.80
Outstanding at October 31, 2003	2,095,000	0.74
Granted	-	-
Exercised	-	-
Expired	(300,000)	0.81
Canceled	(50,000)	0.73
Outstanding at October 31, 2004	1,745,000	$ 0.56

The Company's MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003.  The weighted average fair value of the MIT options granted was $0.10.  No MIT options have been granted prior to or since fiscal 2003.

For purposes of pro forma calculations, the fair value of options granted by the Company during the years ended October 31, 2004 and 2003 is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

      ELECTROPURE:

2004

            2003

Risk-free interest rate

                -

2.77%

Expected dividend yield

    -

    -

Expected stock price volatility

    -

 1.462

Expected life in years

                -

           8 years

MICRO IMAGING TECHNOLOGY:

Rick-free interest rate                                               -                  3.380%

Expected dividend yield                                           -                      -

Expected stock price volatility                                 -                       2.325

Expected life in years                                                 -

           5 years

Summary information about the Company's options outstanding at October 31, 2004:

Electropure, Inc.

Notes to the Consolidated Financial Statements

		Weighted
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	October 31,	Contractual	Exercise	October 31,	Exercise
Prices	2004	Life	Price	2004	Price

ELECTROPURE:
$0.28 - $0.50	985,000	5.4	$0.30	663,000	$0.31
$0.59 - $0.90	275,000	1.2	$0.70	275,000	$0.70
$0.94 - $1.13	485,000	0.7	$1.00	475,000	$1.01
	1,745,000			1,413,000
MIT:
	560,000	3.8	$0.10	560,000	$0.10
TOTAL:	2,305,000			1,973,000

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

In this connection, during the years ended October 31, 2004 and 2003 the Company granted warrants as follows:

The Company granted a total of 60,000 warrants during the years ended October 31, 2003, to purchase common stock to an individual for consulting services.  The warrants are exercisable at $0.13 per share and have a contractual life of 5 years.  Additionally, the Company's MIT subsidiary granted warrants to purchase 75,000 shares of its common stock to the same consultant during fiscal 2003 at an exercise price of $0.10 per share.  The MIT warrants have a contractual life of 5 years.  Warrants granted to the consultant during the years ended October 31, 2003 vested in full on the date of grant.  The aggregate fair value of the consulting services received was estimated to be $15,450 and was charged to expense for the year ended October 31, 2003.

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

offering.  The warrants have a four-year term to purchase common stock at $2.00 and $1.00 per share, respectively.  The warrants are exercisable at any time and expire July 30, 2007.

In March 2004, in partial consideration for a loan from an unaffiliated third party, we issued warrants to purchase a total of 160,000 shares of common stock at $0.20 per share, expiring in March 2006.  The fair value of the warrants on the date of issuance, $42,563, was recorded as debt discount and was fully expensed in May 2004 when the loan was repaid.  Warrants to purchase an additional 80,000 shares of common stock at $0.20 per share were also issued as a finder's fee in connection with this loan.  The fair value of the warrants, $24,800, which also expire in May 2006, was fully expensed in fiscal 2004 as financing costs.

The following table summarizes the information relating to Electropure warrants granted to non-employees as of October 31, 2004 and 2003 and changes during the years then ended:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at October 31, 2002	2,780,103	$ 0.99
Granted	360,000	0.63
Exercised	-	-
Expired	(655,103)	1.84
Canceled	(110,000)	0.30
Outstanding at October 31, 2003	2,375,000	0.74
Granted	240,000	0.20
Exercised	-	-
Expired	(250,000)	0.50
Outstanding at October 31, 2004	2,365,000	$ 0.71

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2004 and 2003 and changes during the years then ended.  Warrants to purchase 250,000 shares of the common stock of the Company's majority owned subsidiary which were issued in connection with a private placement offering, as previously disclosed and accounted for during the fiscal year ended October 31, 2000, have been included in the table below as a new issuance in the year ended October 31, 2003.

Electropure, Inc.

Notes to the Consolidated Financial Statements

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at October 31, 2002	250,000	$ 1.25
Granted	275,000	1.48
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding at October 31, 2003	525,000	1.37
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at October 31, 2004	525,000	$ 1.37

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2004 and 2003:

            ELECTROPURE:

             2004

            2003

Risk-free interest rate

2.730%

3.147%

Expected dividend yield

     -

      -

Expected stock price volatility

1.973

1.709

Expected life in years

           2 years

          5 years

MICRO IMAGING TECHNOLOGY:

Rick-free interest rate                                                -                3.343%

Expected dividend yield                                            -                     -

Expected stock price volatility                                  -                 2.635

Expected life in years                                                -                3 years

Summary information about the Company's warrants outstanding at October 31, 2004 is as follows:

Electropure, Inc.

Notes to the Consolidated Financial Statements

		Weighted
	Warrants	Average	Weighted	Warrants	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	October 31,	Contractual	Exercise	October 31,	Exercise
Prices	2004	Life	Price	2004	Price

ELECTROPURE:
$0.10 - $0.75	1,115,000	1.5	$0.35	1,105,000	$0.35
$0.78 - $1.00	785,000	1.4	$0.93	785,000	$0.93
$1.06 - $1.38	465,000	1.3	$1.19	465,000	$1.19
	2,365,000			2,355,000
MIT:
	525,000	2.0	$1.37	525,000	$1.37
TOTAL:	2,890,000			2,880,000

12.

Commitments and Contingencies

Facilities Agreement

The Company has leased a portion of its facilities to a third party.  The lease agreement was extended through March 2005 and the lessee is currently leasing 12,000 sq. ft. of the facility on a month-to-month basis for $1.05 a square foot.  Rental income was $130,850 and $120,000 for the fiscal year ended October 31, 2004 and 2003, respectively.

Future minimum facilities sublease rental income as of October 31, 2004, was as follows:

   Minimum

    lease

Rental Income

        2005                                      $ 63,000

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

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

In connection with a public offering made by the Company in 1987, the California Commissioner of Corporations (the "Commissioner") imposed transfer and other restrictions on Mr. O'Hare's Class B common stock and redeemable preferred stock.  Even though the agreement was executed by the parties and approved by the shareholders, the closing, and therefore the effectiveness of this agreement, was subject to approval from the Commissioner for the transfer of the shares as described above.  The Company and Mr. O'Hare agreed to jointly prepare an application to obtain authorization from the Commissioner to transfer the shares, and in October 1999 the application was filed.  During the year ended October 31, 2002, the Commissioner denied the application for the transfer of the shares in part because the Company had not had net income for the most recent three consecutive years.  The Company then sought to affect a transfer of the shares without removing legend restrictions, but was unable to obtain the cooperation of all parties involved and subsequently abandoned all efforts to conclude the arrangement in 2003.

The Company continued to make the $1,000 per month payments to an account controlled by Mr. O'Hare's wife through September 2003 when such monthly payments ceased.  During the year

Electropure, Inc.

Notes to the Consolidated Financial Statements

ended October 31, 2003, the Company made monthly payments totaling $11,000 to the special bank account controlled by Mr. O'Hare's current wife, which are recorded in other expenses.

Purchase Commitments

In an effort to establish a fixed price for raw materials and services, the Company enters into purchase commitments with vendors on terms ranging from 1 to 12 months.  The following tables summarizes the commitments entered into by the Company for the fiscal years ended October 31, 2004 and 2003 and the changes during the years then ended:

Outstanding Purchase Obligations at October 31, 2002	$ 66,028
Purchase Commitments Issued	185,009
Total Purchases	(154,406)
Outstanding Purchase Obligations at October 31, 2003	96,631
Purchase Commitments Issued	75,290
Total Purchases	(143,581)
Outstanding Purchase Obligations at October 31, 2004	$ 28,340

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

13.

Concentrations of Risk

During the fiscal year ended October 31, 2003, one customer accounted for 23% of product sales.  During fiscal 2004, two customers accounted for 13% and 10% of product sales, respectively.

14.

 Related Party Transactions

Due to lack of working capital, certain officers and employees of the Company deferred payment of salaries and reimbursement of expenses due during fiscal 2004, as follows:

Electropure, Inc.

Notes to the Consolidated Financial Statements

EMPLOYEE	POSITION		GROSS WAGES DEFERRED	TOTAL UNPAID EXPENSES
Floyd Panning	President and Director		$20,421	$18,530
Michael Snow	Vice President and Chief Operating Officer	(A)	$17,292	$13,684
Catherine Patterson	Chief Financial Officer		$ 9,300	$ 7,594
			$47,013	$39,808

(A)

Dr. Snow resigned as an officer of the Company in August 2004 and remains employed as the General Manager of the Electropure EDI, Inc. subsidiary.   See Note 16 - "Subsequent Events."

See Notes 8, 10, 11, 12 and 16 for other related party transactions.

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

Electropure, Inc.

Notes to the Consolidated Financial Statements

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

Business Segment Information:

         2004                  2003__

Revenue:

EDI

$

1,129,009

$

1,444,805

MI

                                    -                       -____

Total revenues

$

1,129,009

$

1,444,805

Operating Loss:

EDI

$

(301,549)

$

(292,712)

MI

(351,230)

(351,540)

Corporate

(660,134)

(695,796)

Total operating loss

$

(1,312,913)

$

(1,340,048)

Depreciation and Amortization:

EDI

$

116,294

$

127,370

MI

4,580

5,018

Corporate

51,033

63,337

Total depreciation and amortization

$

171,907

$

195,725

Identifiable Assets:

EDI

$

206,284

$

328,743

MI

6,617

11,198

Corporate

2,374,046

2,422,442

Total identifiable assets

$

2,586,946

$

2,762,383

Expenditures for Long Lived Assets:

EDI

$

1,938

$

10,416

MI

-

1,290

Corporate

2,402

       -

Total expenditures for long lived assets

$

4,340

$

11,706

GEOGRAPHIC INFORMATION:

Revenues:

United States

$

133,458

$

489,749

Asia

625,929

485,845

Europe

333,721

448,281

Other foreign countries

35,901

20,930

Total revenues

$

1,129,009

$

1,444,805

Electropure, Inc.

Notes to the Consolidated Financial Statements

16.

Subsequent Events (Unaudited)

On January 27, 2005, the Company issued 285,714 shares of common stock to our majority shareholder upon the conversion of $20,000 in interest accrued on a $1 million loan.  The fair market value of the common stock on the date of conversion was $0.07 per share.

On January 12, 2005, our largest shareholder loaned the Company $20,000 at 8% annual interest.  The loan was due to be repaid from the proceeds of any sale of our EDI subsidiary or by July 12, 2005, whichever occurred first.  The loan, plus interest accrued thereon, are currently in default.

Between February 18 and May 24, 2005, the Company borrowed a total of $300,000 in additional short term loans from Anthony M. Frank, its largest shareholder.   All of such loans, which bear interest at 8% per annum were due to be repaid, with interest, by August 18, 2005 and are currently delinquent.   The loans were collateralized by a second trust deed on the Company's building, which security interest Mr. Frank agreed to subordinate to the $250,000 loan made to the Company in July 2005 by the prospective buyer of our building.

The Company is currently in default on these loans as well as on an additional $400,000 in loans previously made to the Company in prior years from the same shareholder and have failed to pay interest as it became due on a $1 million loan on December 31, 2004 and in March and June, 2005.

In December 2004, the Company received a $100,000 working capital loan from SnowPure, LLC, a Nevada limited liability company from by Michael Snow, General Manager of the Company's EDI subsidiary.  As collateral for the loan, SnowPure, LLC was granted a security interest in substantially all of the EDI assets.  The loan, together with 10% annual interest accrued thereon, was due to be repaid on March 9, 2005 and remains due at this time.

On April 15, 2005, subject to shareholder approval, the Company agreed to the terms of a Purchase and Sale Agreement to sell substantially all of the EDI assets to SnowPure, LLC for a total purchase price of $800,000, through a combination of cash and assumption of certain liabilities.  The purchase price will be paid in the form of cash and assumption of certain debt on the books of EDI as of the closing, including notes and trade payables, accrued salaries and expenses due Michael Snow, the principal of SnowPure, LLC.  The portion of the purchase price to be paid in cash, therefore, will be the difference between $800,000 and the exact amount of the debt to be assumed pursuant to this transaction as determined at the closing.  The closing date for this transaction is estimated to be October 15, 2005.

On June 3, 2005, the Company entered into an agreement, which is subject to shareholder approval, to sell its building to the George A. Boukather Trust for the sum of $3,925,000.  The parties have agreed to close the sale within 90 days of completion of the buyer's due diligence and receipt of financing or as soon as possible after the Company has met all legal requirements (including requirements imposed by the Securities and Exchange Commission) for the sale of its corporate assets.  Subsequently, on July 15, 2005, the Company executed a Promissory Note Secured by Deed of Trust to borrow $250,000 from the prospective buyer of the Company's

Electropure, Inc.

Notes to the Consolidated Financial Statements

building.  As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $0.06 per share, expiring on July 19, 2008.  The Company also agreed to reduce the building purchase price by $50,000.

On June 29, 2005, the Company entered into a one-year arrangement with a consultant for administrative, public relations and financial services.  In addition to a $5,000 per month consulting fee, the Company has agreed to issue 50,000 shares of common stock to the consultant each month and has granted three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share.

Also on June 29, 2005, the Company granted warrants to purchase an additional 50,000 shares of the Company's common stock to a second consultant for business services to be rendered.  Such warrants are exercisable at $0.10 per share through June 29, 2008.

On July 1, 2005, the Company granted a legal consultant three-year warrants to purchase a total of 400,000 shares of common stock, one-half at $0.06 per share and one-half at $0.25 per share, for legal services to be rendered.

On or about July 1, 2005, we received a $50,000 net short-term loan from an unaffiliated third party.  The loan was repaid, with interest and fees in the sum of $5,231, on July 28, 2005.  We granted warrants to purchase 25,000 shares of the Company's common stock as partial consideration for the loan.  The warrants are exercisable for $0.06 per share and expire on July 1, 2008.  The fair market value of these warrants, $2,250, was recorded as financing charges.