Form 10QSB
period 2005-01-31
ELECTROPURE INC
filed 2005-10-04
CIK 808015

____________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________________

For the quarterly period                                                        Commission file number 0-16416

ended January 31, 2005

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

At September 1, 2005, 12,815,851 shares of the Registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS
January 31, 2005

Current assets:
Cash	$ 13,704
Trade accounts receivable	32,336
Inventories	96,476
Prepaid expenses	10,507
Total current assets	153,023
Property, plant and equipment	2,320,252
Other assets	52,174
Total assets	$ 2,525,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

January 31, 2005

Current liabilities:
Obligations under capital leases	$ 449
Current portion of notes payable to bank	46,770
Current portion of notes payable to shareholder	1,970,000
Trade accounts payable	263,933
Accrued payroll	214,260
Other accrued liabilities	282,174
Customer deposits	41,113
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at January 31, 2005	26,000

Total current liabilities	2,844,699

Notes Payable	166,498
Notes payable to bank, net of current portion	2,348,649

Total liabilities	5,359,846

Commitments and contingencies	-

Shareholders' deficit:
Series C convertible preferred stock, $1.00 par value; 250,000 shares
authorized, issued and outstanding at January 31, 2005; liquidation preference $1,000,000	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares
authorized, issued and outstanding at January 31, 2005; liquidation preference $500,000	250,000
Common stock, $0.01 par value; 20,000,000 share authorized;
12,765,851 shares issued and outstanding at January 31, 2005	127,658
Class B common stock, $0.01 par value, 839,825 shares authorized;
83,983 shares issued and outstanding at January 31, 2005	840
Additional paid-in capital	25,749,646
Notes receivable on common stock	(35,218)
Accumulated deficit	(29,177,323)

Total shareholders' deficit	(2,834,397)

Total liabilities and shareholders' deficit	$ 2,525,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	January 31,
	2005	2004

Net sales	$ 295,522	$ 171,934
Cost of Sales	226,367	210,709
Gross profit	69,155	(38,775)

Operating costs and expenses:
Research and development	80,950	88,857
Sales, general and administrative	200,303	177,925

Total operating expenses	281,253	266,782

Loss from operations	(212,098)	(305,557)

Other income (expense):
Interest income	345	420
Interest expense	(74,579)	(71,090)
Sublease income	37,800	30,000
Other income (expense), net	(2)	7,775
Other income (expense), net	(36,436)	(32,895)

Loss before provision for income tax	(248,534)	(338,452)
Provision for income tax	(1,600)	(1,600)

Net loss	$ (250,134)	$ (340,052)

Net loss per share, basic and diluted	$ (0.02)	$ (0.03)

Shares used in computing basic and
diluted net loss per share	12,492,696	12,088,066

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	January 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (250,134)	$ (340,052)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	21,124	44,047
Interest expense relating to amortization of holdback	-	2,000
Interest expense relating to amortization of debt issuance costs	3,052	1,376
Interest paid with common stock	20,000	20,000
Interest on notes receivable for common stock	(343)	(343)

(Increase) decrease in assets:
Trade accounts receivable	16,749	(39,731)
Prepaid expenses	-	(10,768)
Inventories	4,670	29,753
Increase (decrease) in liabilities:
Trade accounts payable	20,360	(77,400)
Customer deposits	(1,829)	51,879
Accrued payroll and other liabilities	43,152	12,504

Net cash used in operating activities	(123,199)	(306,735)

Cash flows from financing activities:
Principal payments on notes payable	(11,226)	(10,350)
Proceeds from issuances of notes payable	-	100,000
Principal payments on capital lease obligations	(1,478)	(2,837)
Proceeds from issuance of notes payable to related party	120,000	300,000

Net cash provided by financing activities	107,296	386,813

Net increase (decrease) in cash	(15,903)	80,078

Cash at beginning of period	29,607	24,215

Cash at end of period	$ 13,704	$ 104,293

Supplemental Disclosure of Cash Flow Information

Interest paid	$ 37,398	$ 35,589
Income taxes paid	$ 1,600	$ 1,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements.  Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing process on its research and development costs, future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

1.    Nature of our Business and Continuance of Operations

                                                                                                                                                                                                                                                                                                                                                                                                                                                                            These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since inception, the Company has incurred substantial losses and there is substantial doubt that the Company will generate sufficient revenues in the foreseeable future to meet its operating cash requirements.  Accordingly, the Company's ability to continue operations depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs.  This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.  At this time, the Company's future is dependent upon concluding certain transactions involving the sale of its assets.  See Item 5 - "Other Information - Prospective Sale of Assets."

                                                                                                                                                                                                                                                                                                                                                                                                                                                                              The Company has been engaged in manufacturing and marketing the "EDI" series of electrodeionization water treatment devices for commercial and industrial high purity water applications through its Electropure EDI, Inc. subsidiary since 1997.  The Company also conducts research and development, through its Micro Imaging Technology subsidiary (MIT), on a non-biological identification method and process with the ability to quickly and accurately detect and identify pathogenic microbes such as Cryptosporidium, Giardia, E. coli, Listeria, and Salmonella.

    Though sales of our EDI products recently showed a first, small profit during the three months ended July 31, 2005, the Company believes that the EDI operation does not have the potential to support either the corporate overhead needed to continue operations, or to justify and support a reasonable stock value for the Company's shareholders.  Consequently, the current general business strategy of the Company is to sell the assets of its EDI operation and the land and building owned by its Electropure Holdings, LLC subsidiary.  This strategy is designed to generate working capital for use in furthering the development and commercialization of the patented, proprietary technology held by its remaining MIT subsidiary.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at January 31, 2005 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2004, included in our Annual Report on Form 10-KSB.

Certain amounts presented within the 2004 financial statements have been reclassified in order to conform to the 2005 financial statement presentation.

3.    Related Party Transactions

A.    Due to lack of working capital, certain officers and employees of the Company deferred payment of salaries and reimbursement of expenses due between

February 2004 and July 15, 2005.  The table below reflects the amount of accumulated salaries and expenses due as of January 31, 2005:

EMPLOYEE	POSITION	GROSS WAGES DEFERRED	TOTAL UNPAID EXPENSES

Floyd Panning	President and Director	$35,736	$21,724
Michael Snow	Vice President and Chief Operating Officer *	$30,417	$15,784
Catherine Patterson	Chief Financial Officer	$18,750	$ 7,594
		$84,903	$45,102

*    Dr. Snow resigned as an officer of the Company in August 2004 and remains employed as the General Manager of the Electropure EDI, Inc. subsidiary.

B.       As a condition of his August 1997 employment agreement, the Company agreed to reimburse Mr. Panning for $63,700 in wages deferred while he was employed at EDI Components, a former licensor of Electropure, Inc.  A $25,000 promissory note issued in 1997 by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase common stock at $0.50 per share, will be satisfied with the deferred wages, net of normal federal, state and local income and payroll taxes.  Mr. Panning agreed to waive any remaining balance of deferred wages after payment of the promissory note with interest.  As of January 31, 2005, the Company has accrued a total of $53,576 in deferred wages pursuant to this agreement which will be utilized to satisfy the promissory note, plus interest accrued on the note through January 31, 2005 in the sum of $10,215.

C.    Also see Notes 5, 6 and 8 and Item 5 - "Other Information - Prospective Sale of Assets - Sale of EDI Assets."

4.      Summary of Significant Accounting Policies

    The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2004 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since October 31, 2004.  The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Stock Based Compensation

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

The following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended January 31,
	2005	2004
Net loss, as reported:	$ (250,134)	$ (304,052)
Add: Stock-based employee compensation
included in reported net loss	-	-

Less: Stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax
effect	(39,700)	-
Pro forma net loss:	$ (289,834)	$ (304,052)

Earnings per share:
Basic and diluted, as reported	$ (0.02)	$ (0.03)
Basic and diluted, pro forma	$ (0.02)	$ (0.03)

Weighted average shares outstanding	12,492,696	12,088,066

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2005 and January 31, 2004 as follows:

	2005	2004
Stock options and warrants	4,820,000	5,580,000
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	5,836,479	6,596,479

5.    Notes Payable

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy.  Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on January 17, 2004.  In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan.  The interest rate, maturity date and payment terms remain the same.  Mr. Frank has converted a total of $316,444 in interest accrued on this loan through December 31, 2004 into common stock and on May 20, 2004, Mr. Frank extended the due date of this loan to January 17, 2006.  In May 2004, the Company granted Mr. Frank a security interest in all of its current and future patents with respect to the technology owned by our Micro Imaging Technology subsidiary as collateral for this $1 million loan, as well as an additional $700,000 in principal loans made by Mr. Frank between December 2002 and December 2003.

Mr. Frank loaned the Company an additional $20,000 on January 12, 2005, which bears interest at 8% per annum and which matured on July 12, 2005.

Except for a $150,000 loan made to the Company in May 2002, Mr. Frank also has the option to convert any or all of the above loans, including interest, into common stock at fair market value as of the conversion date.   See also Item 3 - "Defaults Upon Senior Securities."

In December 2004, the Company received a $100,000 working capital loan from SnowPure, LLC, a Nevada limited liability company formed by Michael Snow, General Manager of the Company's EDI subsidiary.  As collateral for the loan, SnowPure, LLC was granted a security interest in substantially all of the assets of the EDI operation.  The loan, together with 10% annual interest accrued thereon, was due to be repaid on March 9, 2005.  We have paid accrued interest on the loan through July 31, 2005, however, the principal balance of $100,000, plus subsequent interest accrued, remains due at this time.  See Item 5 - "Other Information - Prospective Sale of Assets - Sale of EDI Assets."

6.    Securities Transactions

Common Stock Issued for Debt

On January 27, 2005, we issued 285,714 shares of common stock to our majority shareholder, Anthony M. Frank, in payment of $20,000 in accrued interest on a January 2001 loan for $1 million, which is due to be repaid in January 2006.  The fair market value of the common stock was $0.07 per share on the conversion date.

7.    Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees' base annual wages.  The Company's contribution to the IRA plan for the three months ended January 31, 2005 was $1,166.

8.    Business Segments

We have two reportable segments:  water purification ("EDI") and fluid monitoring ("MI", a start up segment).  The EDI segment produces water treatment modules for sale to manufacturers of high purity water treatment systems and ion exchange membranes for outside customers for use in electrodialysis, electrodeionization, electrodeposition and general electrochemical separations.  The MI segment is developing technology that is anticipated to enable real time identification of contamination in fluids.

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

Business Segment Information:

	Three Months Ended
	January 31,
	2005	2004

Revenue:
EDI	$ 295,522	$ 171,934
MI	-	-
Total revenues	$ 295,522	$ 171,934

Operating Loss:
EDI	$ (28,050)	$ (132,575)
MI	(71,539)	(74,506)
Corporate	(112,509)	(98,476)
Total operating loss	$ (212,098)	$ (305,557)

Depreciation and Amortization:
EDI	$ 7,945	$ 29,433
MI	819	1,292
Corporate	12,360	13,322
Total depreciation and amortization	$ 21,124	$ 44,047

Identifiable Assets:
EDI	$ 170,940	$ 309,288
MI	5,797	9,906
Corporate	2,348,712	2,498,590
Total identifiable assets	$ 2,525,449	$ 2,817,784

GEOGRAPHIC INFORMATION:
Revenues:
United States	$ 82,726	$ 8,914
Asia	131,246	109,793
Europe	54,402	50,022
Other foreign countries	27,149	3,205
Total revenues	$ 295,522	$ 171,934

9.    Subsequent Events

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

We are currently in default on these loans as well as on an additional $400,000 in loans previously made to the Company in prior years from the same shareholder and have failed to pay interest as it became due on a $1 million loan on December 31, 2004 and in March and June, 2005.

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

On June 3, 2005, the Company entered into an agreement, which is subject to shareholder approval, to sell its building to the George A. Boukather Trust for the sum of $3,925,000.  The parties have agreed to close the sale within 90 days of completion of the buyer's due diligence and receipt of financing or as soon as possible after the Company has met all legal requirements (including requirements imposed by the Securities and Exchange Commission) for the sale of its corporate assets.  Subsequently, on July 15, 2005, the Company executed a Promissory Note Secured by Deed of Trust to borrow $250,000 from the prospective buyer of the Company's building.  As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $0.06 per share, expiring on July 19, 2008.  The Company also agreed to reduce the building purchase price by $50,000.

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

Results of Operations

References to fiscal 2004 and fiscal 2005 are for the three months ended January 31, 2004 and 2005, respectively.

Net sales in the three months ended January 31, 2005 increased by $123,588 from $171,934 in fiscal 2003 to $295,522.   The increase reflects growth in all of our market segments.

From a geographic perspective, net sales in the United States grew by $73,812 (828%).  Sales in Asia and Europe also increased in fiscal 2005 by $21,453 (20%) and $4,380 (9%), respectively.  Even our generally moderate sales in other foreign countries, such as Venezuela and Argentina, grew from $3,205 in the prior fiscal period to $27,149, an increase of 747% in fiscal 2005.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased to 77% of revenue for fiscal 2005 compared to 123% of revenue for the three months ended January 31, 2005.  This decrease is predominantly due to a more effective utilization of labor in production operations and amortization of overhead expense over a greater number of product sales.  The decrease also reflects a significant reduction in depreciation expenses in the current period as the cost of capital equipment becomes fully amortized.

Research and development expenses for the three month period ended January 31, 2005 decreased by $7,907 compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a reduction in consulting expenses and a decrease in labor related to research conducted in our EDI operation.

Sales, general and administrative expenses increased by $22,378 for the three months ended January 31, 2005 as compared to the same period in 2004.  The increase principally reflects the fees associated with borrowings during the current fiscal period.  Sales commissions being paid to a new distributor in India, costs to attend trade shows and increased legal and accounting expenses were also elevated in fiscal 2005.

Interest income is generated from short-term investments and decreased by $75 for the three months ended January 31, 2005 over the prior year period.  Interest expense for the three month periods ended January 31, 2005 increased by $3,489 compared to the comparable prior period.  The difference reflects the interest expense incurred on a larger equity loan when the building was refinanced in June 2004.

Components of other income, other than interest, increased by $13 for the three months ended January 31, 2005 compared to the prior year period.  During fiscal 2004 we realized a $7,686 gain upon writing off old debt.  An increase in sublease income during fiscal 2005 in the sum of $7,800 was roughly equivalent to the 2004 income.

We recorded the minimum state income tax provision in fiscal 2004 and 2005 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2005, we had working capital deficit of $2,691,676.  This represents a $1,218,193 increase in the working capital deficit compared to that reported at October 31, 2004.  The primary component of the decrease is the reclassification from long term to a current liability a $1 million loan maturing on January 17, 2006.  The increase also reflects $120,000 in additional borrowings during the current period as well as increases in accounts payable and accrued payroll and other current liabilities as a result of our lack of working capital.

Aggregate maturities required on capital leases and on notes payable at January 31, 2005 are due in future years as follows (as adjusted to reflect the effect of subsequent events.  See Item 1,  Paragraph 7 - "Subsequent Events"):

	Payment Due by Fiscal Year
	2005	2006	2007	2008	2009	Total

Contractual Obligations:
Capital lease obligations	$ 449	-	-	-	-	$ 449
Notes payable	-	-	-	166,498	-	166,498
Notes payable to bank	46,770	183,070	183,070	183,070	1,616,369	2,395,419
Notes payable to shareholders	1,320,000	1,200,000	-	-	-	2,520,000
Total contractual obligations	$ 1,367,220	$ 1,383,070	$ 183,070	$ 349,568	$1,616,369	$ 5,082,336

Our primary source of working capital has been from short-term loans.   On January 27, 2005, we borrowed a total of $20,000 from Mr. Anthony Frank, our largest shareholder.  We also borrowed $100,000 in December 2004 from SnowPure, LLC, the prospective purchaser of the EDI assets.

Sales of our EDI and membrane products during the three months ended January 31, 2005 amounted to $295,522.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of January 31, 2005, we had accepted firm orders for delivery of unshipped EDI modules valued at over $57,000.

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

Management believes that the sale of its EDI assets and the building it currently owns is required to sustain the Company's operations and bring the MIT technology to a commercial stage.   This approach is intended to optimize the value of the Company for our shareholders.  To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market.   The implementation of this strategy is completely dependent on obtaining the proceeds from the EDI and building sale transactions.  This strategy will also be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner thereafter.

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

Item 3.    Defaults Upon Senior Securities

As of January 31, 2005, the Company had failed to pay interest as it became due on December 31, 2004 and in March and June, 2005 as it relates to the $1 million loan made by our largest shareholder, Anthony M. Frank, made to the Company in January 2001.

Since January 31, 2005, the Company has defaulted on its obligation to pay Mr. Frank a total of $720,000 in principal loans, plus interest, that came due through August 18, 2005.

Item 4 omitted as not applicable.

Item 5.    Other Information - Prospective Sale of Assets

Closing of both asset sales described below is contingent upon meeting all requirements, including regulations promulgated under the Securities Exchange Act of 1934, for the sale of corporate assets.  The principal terms of each sale require the approval of a majority in interest of the Company's shareholders under California corporate law.  The Company accordingly intends to solicit a vote of its shareholders to approve the sale transactions as soon as possible after filing this report on Form 10-QSB.

Sale of EDI Assets

In August 2004, Michael Snow, who was at the time the Vice President and Chief Operating Officer of the Company and General Manager of the EDI subsidiary, advised the Board of his interest in purchasing the assets of the EDI subsidiary.  Mr. Snow resigned as Vice President and COO at that time, and the Company began informal discussions with Mr. Snow while continuing all efforts to seek outside interested parties for the EDI business.  When efforts to locate other potential purchasers proved fruitless, on April 15, 2005, the parties agreed to the terms of a Purchase and Sale Agreement and on April 19, 2005, the Company's Board of Directors approved the sale subject to shareholder approval.  The purchase price of the assets will be $800,000 and will be paid in the form of cash and assumption of certain debt on the books of EDI as of the closing, including notes and trade payables, accrued salaries and expenses due Michael Snow, the principal of SnowPure, LLC.  The portion of the purchase price to be paid in cash, therefore, will be the difference between $800,000 and the exact amount of the debt to be assumed pursuant to this transaction as determined at the closing, which is estimated to be approximately $362,000 as of July 31, 2005.  From the cash proceeds of the sale, the Company will be required to utilize approximately $86,000 to pay certain taxes, trade payables and to repay SnowPure LLC for the December 2004 $100,000 loan, plus unpaid interest as of the closing date.

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

Building Sale

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

The Company has since refinanced the building mortgage on two additional occasions in order to utilize the appreciation in equity for working capital.   In June 2002, we refinanced the first mortgage for $2 million and realized net proceeds of approximately $550,000.  In May 2004, we again refinanced the building for $2,425,000, whereby we realized approximately $500,000 in net proceeds.   In addition to a first trust deed granted to the mortgage lender in the May 2004 financing, the Company has granted a second security interest in the building to our majority stockholder, Mr. Anthony M. Frank, as collateral for $300,000 in short-term loans he made between February and May 2005.  In July 2005, Mr. Frank subordinated his security interest in the building in favor of the George A. Boukather Trust, our prospective building buyer which loaned the Company $250,000 on July 15, 2005.  Mr. Frank has been a co-guarantor on each of the building financings conducted by the Company.

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

On July 15, 2005, the George A Boukather Trust loaned the Company $250,000.  The loan is collateralized by a second trust deed on the building and is to be repaid by December 31, 2005 or from the proceeds of the building sale, whichever occurs first.  As partial consideration for the loan, the Company granted warrants to purchase 100,000 shares of its common stock and agreed to reduce the purchase price of the building to $3,875,000.

The majority of the proceeds of the sale will be used to pay off the senior mortgage (approximately $2,372,500 at July 31, 2005) on the building held by Farmers Insurance Group Federal Credit Union c/o Business Partners LLC ("Senior Mortgage").  In addition, proceeds from the sale will be used to repay the $250,000 Boukather loan and junior liens held by Mr. Anthony M. Frank for loans made to the Company on and since February 18, 2005, which as of July 31, 2005 aggregated $308,333, including interest.  In addition, from the sale proceeds, the Company will pay one-half of all escrow charges and all usual recording fees and required documentary transfer taxes.  The Company must also pay the premium for a standard coverage owner's title insurance policy.  The Company estimates such fees and charges will amount to approximately $6,000.

Use of Sales Proceeds

The net remaining cash proceeds from the sales of assets described above will be utilized as working capital and may be used to pay administrative expenses and other liabilities, including but not limited to current and accrued salaries, legal expenses, and costs associated with relocating the Company's remaining operations to a smaller facility.  A portion of the proceeds will also be used to further the development and commercialization of the Company's Micro Imaging Technology.  As of July 31, 2005, after allowing for the payments and expenses described above for each transactions, the Company estimates that it will realize approximately $253,000 and $925,000 in net cash proceeds from the sale of the EDI assets and the building sale, respectively.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

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

10.54.A       Promissory Note Secured by Trust Deed - 06/30/05 (Second Source Solutions) (incorporated by reference to Exhibit 10.67.1 to Form 10-KSB filed on September 26, 2005).

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

10.66.A      Promissory Note Secured by Deed of Trust - 07/15/05 (Boukather) (incorporated by reference to Exhibit 10.67.1 to Form 10-KSB filed on September 26, 2005).

10.66.B      Escrow Amendment to June 3, 2005 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.66.B to Form 10-KSB filed on September 26, 2005).

10.67          Agreement for Purchase and Sale of Assets by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated April 15, 2005 as approved by the Board of Directors on April 19, 2005 (incorporated by reference to Exhibit 10.67 to Form 8-K filed on April 26, 2005).

10.67.A      Amendment of Purchase and Sale Agreement dated April 15, 2005 (incorporated by reference to Exhibit 10.67.A to Form 10-KSB filed on September 26, 2005).

       31.1           Certification of Chief Executive Officer

       31.2           Certification of Chief Financial Officer

32               906 Certification of Principal Executive Officers

(b)   Reports on Form 8-K.

A report on Form 8-K was filed on April 26, 2005 to report the receipt of loans from SnowPure, LLC and from Anthony M. Frank and to report entry into the Purchase and Sale Agreement with SnowPure, LLC for the sale of the EDI assets.

A report on Form 8-K was filed on June 9, 2005 to report entry into the a purchase and sale agreement with the George A Boukather Trust to sell the land and building owned by Electropure Holdings, LLC., the Company wholly-owned subsidiary.

Signatures

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 1, 2005

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

Dated:  September 1, 2005

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

Dated:  September 1, 2005

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

/S/ FLOYD H. PANNING

Floyd H. Panning

President and Chief Executive Officer

September 1, 2005

/S/ CATHERINE PATTERSON

Catherine Patterson

Secretary and Chief Financial Officer

September 1, 2005