Form 10QSB
period 2005-04-30
ELECTROPURE INC
filed 2005-10-04
CIK 808015

__________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________________

For the quarterly period                                                        Commission file number 0-16416

ended April 30, 2005

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

At September 2, 2005, 12,815,851 shares of the Registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS
April 30, 2005

Current assets:
Cash	$ 78,788
Trade accounts receivable	24,703
Inventories	118,114
Prepaid expenses	30,507
Total current assets	252,112
Property, plant and equipment	2,300,334
Other assets	49,222
Total assets	$ 2,601,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

April 30, 2005

Current liabilities:
Current portion of notes payable to bank	$ 47,446
Notes payable to shareholder	2,220,000
Trade accounts payable	292,410
Accrued payroll	233,231
Other accrued liabilities	327,652
Customer deposits	66,929
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at April 30, 2005	26,000

Total current liabilities	3,213,668

Notes Payable	166,498
Notes payable to bank, net of current portion	2,336,585

Total liabilities	5,359,846

Commitments and contingencies	-

Shareholders' deficit:
Series C convertible preferred stock, $1.00 par value; 250,000 shares
authorized, issued and outstanding at April 30, 2005; liquidation preference $1,000,000	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares
authorized, issued and outstanding at April 30, 2005; liquidation preference $500,000	250,000
Common stock, $0.01 par value; 20,000,000 share authorized;
12,765,851 shares issued and outstanding at April 30, 2005	127,658
Class B common stock, $0.01 par value, 839,825 shares authorized;
83,983 shares issued and outstanding at April 30, 2005	840
Additional paid-in capital	25,749,646
Notes receivable on common stock	(35,561)
Accumulated deficit	(29,457,766)

Total shareholders' deficit	(3,115,083)

Total liabilities and shareholders' deficit	$ 2,601,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	April 30,		April 30,
	2005	2004	2005	2004

Net sales	$ 275,677	$ 376,630	$ 571,199	$ 548,564
Cost of Sales	200,542	216,342	426,909	427,051
Gross profit	75,135	160,288	144,290	121,513

Operating costs and expenses:
Research and development	79,935	112,586	160,885	201,443
Sales, general and administrative	232,727	259,390	433,030	437,315

Total operating expenses	312,662	371,976	593,915	638,758

Loss from operations	(237,527)	(211,688)	(449,625)	(517,245)

Other income (expense):
Interest income	344	345	689	765
Interest expense	(81,060)	(84,713)	(155,639)	(155,803)
Sublease income	37,800	30,000	75,600	60,000
Other income (expense), net	-	(1,476)	(2)	6,299
Other income (expense), net	(42,916)	(55,844)	(79,352)	(88,739)

Loss before provision for income tax	(280,443)	(267,532)	(528,977)	(605,984)
Provision for income tax	-	-	(1,600)	(1,600)

Net loss	$ (280,443)	$ (267,532)	$ (530,577)	$ (607,584)

Net loss per share, basic and diluted	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)

Shares used in computing basic and
diluted net loss per share	12,765,851	12,178,176	12,627,756	12,132,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	April 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (530,577)	$ (607,584)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	41,726	86,793
Bad debt expense	-	5,861
Interest expense relating to amortization of holdback	-	4,000
Interest expense relating to amortization of debt issuance costs	-	9,239
Non-cash compensation for stock options and warrants	100	4,600
Discount related to issuance of debt	-	5,699
Interest paid with common stock	20,000	20,000
Interest on notes receivable for common stock	(686)	(686)

(Increase) decrease in assets:
Trade accounts receivable	24,382	(55,847)
Prepaid expenses	(20,000)	(17,286)
Inventories	(16,968)	30,651
Other assets	6,004	-
Increase (decrease) in liabilities:
Trade accounts payable	48,837	26,119
Customer deposits	23,987	28,231
Accrued payroll and other liabilities	107,604	(3,747)

Net cash used in operating activities	(295,594)	(463,957)

Cash flows from investing activities
Purchase of property, plant and equipment	(684)	(2,402)

Net cash used in investment activities	(684)	(2,402)

Cash flows from financing activities:
Principal payments on notes payable	(22,614)	(102,066)
Proceeds from issuances of notes payable	-	327,883
Principal payments on capital lease obligations	(1,927)	(5,768)
Proceeds from issuance of notes payable to related parties	370,000	300,000

Net cash provided by financing activities	345,459	502,049

Net increase (decrease) in cash	49,181	35,690

Cash at beginning of period	29,607	24,215

Cash at end of period	$ 78,788	$ 59,905

Supplemental Disclosure of Cash Flow Information

Interest paid	$ 71,187	$ 72,152
Income taxes paid	$ 1,600	$ 1,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements.  Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing process on its research and development costs, future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Though sales of our EDI products recently showed a first, small profit during the three month period since April 30, 2005, the Company believes that the EDI operation does not have the potential to support either the corporate overhead needed to continue operations, or to justify and support a reasonable stock value for the Company's shareholders.  Consequently, the current general business strategy of the Company is to sell the assets of its EDI operation and the land and building owned by its Electropure Holdings, LLC subsidiary.  This strategy is designed to generate working capital for use in furthering the development and commercialization of the patented, proprietary technology held by its remaining MIT subsidiary.

2.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at April 30, 2005 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

3.

Related Party Transactions

A.

Due to lack of working capital, certain officers and employees of the Company deferred payment of salaries and reimbursement of expenses due between February 2004 and July 15, 2005.  The table below reflects the amount of accumulated salaries and expenses due as of April 30, 2005:

EMPLOYEE	POSITION	GROSS WAGES DEFERRED	TOTAL UNPAID EXPENSES

Floyd Panning	President and Director	$45,946	$23,124
Michael Snow	Vice President and Chief Operating Officer *	$39,167	$19,267
Catherine Patterson	Chief Financial Officer	$18,750	$ 7,594
		$142,514	$55,585

*

Dr. Snow resigned as an officer of the Company in August 2004 and remains employed as the General Manager of the Electropure EDI, Inc. subsidiary.

B.

As a condition of his August 1997 employment agreement, the Company agreed to reimburse Mr. Panning for $63,700 in wages deferred while he was employed at EDI Components, a former licensor of Electropure, Inc.  A $25,000 promissory note issued in 1997 by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase common stock at $0.50 per share, will be satisfied with the deferred wages, net of normal federal, state and local income and payroll taxes.  Mr. Panning agreed to waive any remaining balance of deferred wages after payment of the promissory note with interest.  As of April 30, 2005, the Company has accrued a total of $53,576 in deferred wages pursuant to this agreement which will be utilized to satisfy the promissory note, plus interest accrued on the note through April 30, 2005 in the sum of $10,561.

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

The following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net loss, as reported:	$ (280,443)	$ (267,532)	$ (530,577)	$ (607,584)
Add: Stock-based employee compensation
included in reported net loss	-	-	-	-

Less: Stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax
effect	-	(74,800)	(39,700)	(74,800)
Pro forma net loss:	$ (280,443)	$ (342,332)	$ (570,277)	$ (682,384)

Earnings per share:
Basic and diluted, as reported	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)
Basic and diluted, pro forma	$ (0.02)	$ (0.03)	$ (0.05)	$ (0.06)

Weighted average shares outstanding	12,765,851	12,178,176	12,627,756	12,132,872

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2005 and April 30, 2004 as follows:

	2005	2004
Stock options and warrants	4,420,000	5,520,000
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	5,436,479	6,536,479

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

Mr. Frank loaned the Company an additional $270,000 between January 27, 2005 and April 21, 2005, all of which loans bear interest at 8% per annum and all of which loans are currently due.  The Company granted Mr. Frank a security interest in the Company's building as collateral for $250,000 of these loans.

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

7.    Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees' base annual wages.  The Company's contribution to the IRA plan for the six months ended April 30, 2005 was $4,938.

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

Business Segment Information:

	Three months ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Revenue:
EDI	$ 275,677	$ 376,630	$ 571,199	$ 548,564
MI	-	-	-	-
Total revenues	$ 275,677	$ 376,630	$ 571,199	$ 548,564

Operating Loss:
EDI	$ (11,290)	$ 43,649	$ (39,340)	$ (88,926)
MI	(70,329)	(103,883)	(141,868)	(178,389)
Corporate	(155,908)	(151,454)	(268,417)	(249,930)
Total operating loss	$ (237,527)	$ (211,688)	$ (449,625)	$ (517,245)

Depreciation and Amortization:
EDI	$ 7,226	$ 28,951	$ 15,171	$ 58,384
MI	819	1,181	1,638	2,473
Corporate	21,356	12,614	24,716	25,936
Total depreciation and amortization	$ 20,401	$ 42,746	$ 41,525	$ 86,793

Expenditures for Long Lived Assets:
EDI	$ 684	$ -	$ 684	$ -
MI	-	-	-	-
Corporate	-	-	-	2,402
Total expenditures for long lived assets	$ 684	$ -	$ 684	$ 2,402

GEOGRAPHIC INFORMATION:
Revenues:
United States	$ 59,134	$ 21,250	$ 141,860	$ 30,164
Asia	79,725	226,765	210,971	336,558
Europe	116,968	113,542	171,369	163,564
Other foreign countries	19,850	15,073	46,999	18,278
Total revenues	$ 275,677	$ 376,630	$ 571,199	$ 548,564

	April 30, 2005	April 30, 2004
Identifiable Assets:
EDI	$ 178,046	$ 289,694
MI	4,979	8,724
Corporate	2,418,643	2,539,563
Total identifiable assets	$ 2,601,668	$ 2,837,981

9.

Subsequent Events

On May 24, 2005, we borrowed $50,000 from our largest shareholder at 8% interest.  The loan is collateralized by a second trust deed on our building.  The loan was due to be repaid on September 2, 2005 and is now past due.  In July 2005, Mr. Frank subordinated his security interest in the building for this loan, as well as the $200,000 loan he made in February 2005 to a junior position in favor of the George A. Boukather Trust, the prospective buyer of our building, as it relates to the $250,000 loan made by the buyer to the Company in July 2005.

On June 3, 2005, the Company entered into an agreement, which is subject to shareholder approval, to sell its building to the George A. Boukather Trust for the sum of $3,925,000.  The parties have agreed to close the sale within 90 days of completion of the buyer's due diligence and receipt of financing or as soon as possible after the Company has met all legal requirements (including requirements imposed by the Securities and Exchange Commission) for the sale of its corporate assets.  Subsequently, on July 15, 2005, the Company executed a Promissory Note Secured by Second Deed of Trust to borrow $250,000 from the prospective buyer of the Company's building.  As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $0.06 per share, expiring on July 19, 2008.  The Company also agreed to reduce the building purchase price by $50,000.  See Item 5 - "Other Information - Prospective Sale of Assets - Building Sale."

On June 29, 2005, for one-year's services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share.  The warrants are exercisable through June 29, 2008.  The shares vest in equal increments of 50,000 shares per month during the one-year life of the consulting arrangement.  The fair market value of the shares and warrants on the date of issuance was $60,000 and $18,000, respectively.

On June 29, 2005, we granted warrants to purchase 50,000 shares of common stock to a consultant for future services.  The warrants are exercisable at $0.10 per share and expire on June 29, 2008.  The fair market value of the warrants was $4,500 and was recorded as a consulting expense.

On July 1, 2005, for future legal services to be performed, we granted local counsel warrants to purchase 200,000 shares of common stock at exercise price of $0.06 per share and 200,000 shares of common stock at $0.25 per share.  The warrants are exercisable through June 29, 2008.  The fair market value of the warrants on the date of issuance was $36,000 and was recorded as legal expense.

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

Results of Operations

References to fiscal 2005 and fiscal 2004 are for the six months ended April 30, 2005 and 2004, respectively.

Net sales in the six months ended April 30, 2005 increased by $22,635 from $548,564 in fiscal 2004 to $571,199.  The increase reflects a surge in customer orders primarily during the first three months of the period ended April 30, 2005, and primarily in the United States.

From a geographic perspective, net sales in the United States grew by $37,884 (178%) and $111,696 (370%), in the three and six month periods ended April 30, 2005, respectively, compared to the prior fiscal periods.  Sales in Asia, however, declined by $147,040 (65%) and $125,587 (37%) for the three and six months ended April 30, 2005, respectively.  In Europe and other foreign countries, sales grew in the three and six month periods ended April 30, 2005 by $8,203 (6%) and $36,526 (20%) compared to the prior fiscal year periods.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased to 75% of revenue for fiscal 2005 compared to 78% of revenue for the six months ended April 30, 2004.  This decrease is predominantly due to a more effective utilization of labor in production operations and a significant reduction in depreciation expenses in the current period as the cost of capital equipment becomes fully amortized.  For the three months ended April 30, 2005, cost of sales increased from 57% in fiscal 2004 to 73%.  The increase mainly reflects the fiscal 2004 adjustment to reduce our warranty reserve with no similar activity in the current fiscal year.

Research and development expenses for the three and six month periods ended April 30, 2005 decreased by $32,651 and $40,558, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a reduction in consulting and accounting expenses, as well as a decrease in patent expenses.

Sales, general and administrative expenses decreased by $26,663 and $4,285 for the three and six month periods ended April 30, 2005, respectively, as compared to the same periods in 2004.  The decreases primarily relate to accounting expenses which we have not incurred in the first six months of fiscal 2005 due to our inability to conduct an audit of our financials for lack of working capital.  The decreases also reflect a reduction in consulting expenses in fiscal 2005 compared to the prior year period.

Interest income is generated from short-term investments and decreased by $76 for the six months ended April 30, 2005, with no remarkable change for the comparable three month period.  Interest expense for the three and six month periods ended April 30, 2005 increased by $3,653 and $164, respectively, compared to the comparable prior periods.  The difference primarily represents the costs of additional borrowings during fiscal 2005, as well as the interest expense on the additional amount borrowed to refinance our building mortgage in June of 2004.

Components of other income, other than interest, increased by $9,276 and $9,299 for the three and six months ended April 30, 2005 compared to the prior year periods.  The difference primarily relates to an increase in monthly sublease payments from our building tenant that went into effect in July 2004.

We recorded the minimum state income tax provision in fiscal 2004 and 2005 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2005, we had a working capital deficit of $2,961,556.  This represents a $1,488,073 increase in the working capital deficit compared to that reported at October 31, 2004.  A primary component of the increase is the reclassification of $1,000,000 in notes payable from long term to current liabilities on a $1 million loan due to be repaid in January 2006.  The increase also reflects $370,000 in additional borrowings during the current period as well as increases in accounts payable and accrued payroll and other current liabilities as a result of our lack of working capital.

Aggregate maturities required on capital leases and on notes payable at April 30, 2005 are due in future years as follows (as adjusted to reflect the effect of subsequent events.  See Item 1 - Paragraph 9 - "Subsequent Events"):

	Payment Due by Fiscal Year
	2005	2006	2007	2008	2009	Total

Contractual Obligations:
Notes payable	$ -	$ -	$ -	$ 166,498	$ -	$ 166,498
Notes payable to bank	47,446	183,070	183,070	183,070	1,604,305	2,384,031
Notes payable to shareholders	1,320,000	1,200,000	-	-	-	2,520,000
Total contractual obligations	$ 1,367,446	$ 1,383,070	$ 183,070	$ 349,568	$1,604,305	$ 5,070,530

Our primary source of working capital has been from short-term loans.   Between January and April 2005, we borrowed a total of $270,000 from Mr. Anthony Frank, our largest shareholder, at an 8% annual interest rate.  We also borrowed $100,000 in December 2004 from SnowPure, LLC, the prospective purchaser of the EDI assets.

Sales of our EDI and membrane products during the six months ended April 30, 2005 amounted to $571,199.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of April 30, 2005, we had accepted firm orders for delivery of unshipped EDI modules valued at over $180,000.

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

Item 3.    Defaults Upon Senior Securities

As of April 30, 2005, of the aggregate $2,120,000 in principal loans made to the Company since January 2001 by our majority shareholder, we are in default of our obligations to pay a total of $150,000 in principal loans to Anthony M. Frank, which had matured through April 30, 2005.  An additional $570,000 in principal loans has come due since April 30, 2005, including $50,000 loaned to the Company on May 24, 2005, and we are in default of the repayment terms as of September 2, 2005.

The Company has also failed to pay interest as it became due on December 31, 2004 and in March and June, 2005 as it relates to the $1 million loan made by Mr. Frank to the Company in January 2001.

We are also in default of the repayment provisions of a $100,000 loan made by SnowPure, LLC on December 9, 2004 at an interest rate of 10% per annum.  The loan was due to be repaid on March 9, 2005.  We have paid interest accrued on the loan through July 31, 2005.

Item 4 omitted as not applicable.

Item 5.  Other Information - Prospective Sale of Assets

    Other Information - Prospective Sa

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

Sale of EDI Assets

In August 2004, Michael Snow, who was at the time the Vice President and Chief Operating Officer of the Company and General Manager of the EDI subsidiary, advised the Board of his interest in purchasing the assets of the EDI subsidiary.  Mr. Snow resigned as Vice President and COO at that time, and the Company began informal discussions with Mr. Snow while continuing all efforts to seek outside interested parties for the EDI business.  When efforts to locate other potential purchasers proved fruitless, on April 15, 2005, the parties agreed to the terms of a Purchase and Sale Agreement and on April 19, 2005, the Company's Board of Directors approved the sale.  The purchase price of the assets will be $800,000 and will be paid in the form of cash and assumption of certain debt on the books of EDI as of the closing, including notes and trade payables, accrued salaries and expenses due Michael Snow, the principal of SnowPure, LLC.  The portion of the purchase price to be paid in cash, therefore, will be the difference between $800,000 and the exact amount of the debt to be assumed pursuant to this transaction as determined at the closing, which is estimated to be approximately $362,000 as of July 31, 2005.  From the cash proceeds of the sale, the Company will be required to utilize approximately $86,000 to pay certain taxes, trade payables and to repay SnowPure LLC for the December 2004 $100,000 loan, plus unpaid interest as of the closing date.

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

On July 15, 2005, the George A Boukather Trust loaned the Company $250,000.  The loan is collateralized by a second deed of trust on the building and is to be repaid by December 31, 2005 or from the proceeds of the building sale, whichever occurs first.  As partial consideration for the loan, the Company granted warrants to purchase 100,000 shares of its common stock and agreed to reduce the purchase price of the building to $3,875,000.

The majority of the proceeds of the sale will be used to pay off the senior mortgage (approximately $2,372,500 at July 31, 2005) on the building held by Farmers Insurance Group Federal Credit Union c/o Business Partners LLC ("Senior Mortgage").  In addition, proceeds from the sale will be used to repay the $250,000 Boukather loan and junior liens held by Mr. Anthony M. Frank for loans made to the Company on and since February 18, 2005, which as of July 31, 2005 aggregated $308,333, including interest.  In addition, from the sale proceeds, the Company will pay one-half of all escrow charges and all usual recording fees and required documentary transfer taxes.  The Company must also pay the premium for a standard coverage owner's title insurance policy.  The Company estimates such fees and expenses will amount to approximately $6,000.

Use of Sales Proceeds

The net remaining cash proceeds from the sales of assets described above will be utilized as working capital and may be used to pay administrative expenses and other liabilities, including but not limited to current and accrued salaries, legal expenses, and costs associated with relocating the Company's remaining operations to a smaller facility.  A portion of the proceeds will also be used to further the development and commercialization of the Company's Micro Imaging Technology.  As of July 31, 2005, after allowing for the payments and expenses described above for each transactions, the Company estimates that it will realize approximately $253,000 and $925,000 in net proceeds from the sale of the EDI assets and the building sale, respectively.

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

__________________________________________________________

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

Dated:  September 2, 2005

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

Dated:  September 2, 2005

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

Dated:  September 2, 2005

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

/S/ FLOYD H. PANNING

Floyd H. Panning

President and Chief Executive Officer

September 2, 2005

/S/ CATHERINE PATTERSON

Catherine Patterson

Secretary and Chief Financial Officer

September 2, 2005