Form 10QSB
period 2005-07-31
ELECTROPURE INC
filed 2005-10-04
CIK 808015

__________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________________

For the quarterly period                                                        Commission file number 0-16416

ended July 31, 2005

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

At September 3, 2005, 12,815,851 shares of the Registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

ASSETS
July 31, 2005

Current assets:
Cash	$ 184,281
Trade accounts receivable	100,404
Inventories	119,391
Prepaid expenses	48,858
Total current assets	452,934
Property, plant and equipment	2,281,225
Other assets	46,171
Total assets	$ 2,780,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

July 31, 2005

Current liabilities:
Current portion of notes payable to bank	$ 48,131
Notes payable to shareholder	2,520,000
Trade accounts payable	252,550
Accrued payroll	284,653
Other accrued liabilities	370,952
Customer deposits	61,117
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at July 31, 2005	26,000

Total current liabilities	3,563,403

Notes Payable	116,498
Notes payable to bank, net of current portion	2,324,348

Total liabilities	6,054,249

Commitments and contingencies	-

Shareholders' deficit:
Series C convertible preferred stock, $1.00 par value; 250,000 shares
authorized, issued and outstanding at July 31, 2005; liquidation preference $1,000,000	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares
authorized, issued and outstanding at July 31, 2005; liquidation preference $500,000	250,000
Common stock, $0.01 par value; 20,000,000 share authorized;
12,815,851 shares issued and outstanding at July 31, 2005	128,158
Class B common stock, $0.01 par value, 839,825 shares authorized;
83,983 shares issued and outstanding at July 31, 2005	840
Additional paid-in capital	25,823,996
Notes receivable on common stock	(35,904)
Accumulated deficit	(29,691,009)

Total shareholders' deficit	(3,273,919)

Total liabilities and shareholders' deficit	$ 2,780,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	July 31,		July 31,
	2005	2004	2005	2004

Net sales	$ 396,408	$ 289,323	$ 967,607	$ 837,887
Cost of Sales	212,877	247,609	639,786	674,660
Gross profit	183,531	41,714	327,821	163,227

Operating costs and expenses:
Research and development	79,694	88,871	240,579	290,314
Sales, general and administrative	290,046	399,790	723,076	837,105

Total operating expenses	369,740	488,661	963,655	1,127,419

Loss from operations	(186,209)	(446,947)	(635,834)	(964,192)

Other income (expense):
Interest income	345	345	1,034	1,110
Interest expense	(85,179)	(97,493)	(240,818)	(253,296)
Sublease income	37,800	33,050	113,400	93,050
Other income (expense), net	-	33	(2)	6,332
Other income (expense), net	(47,034)	(64,065)	(126,386)	(152,804)

Loss before provision for income tax	(233,243)	(511,012)	(762,220)	(1,116,996)
Provision for income tax	-	-	(1,600)	(1,600)

Net loss	$ (233,243)	$ (511,012)	$ (763,820)	$ (1,118,596)

Net loss per share, basic and diluted	$ (0.02)	$ (0.04)	$ (0.06)	$ (0.09)

Shares used in computing basic and
diluted net loss per share	12,783,242	12,230,350	12,680,347	12,165,722

The accompanying notes are an integral part of the condensed consolidated financial statements.

Electropure, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	July 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (763,820)	$ (1,118,596)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	60,835	129,787
Bad debt expense	-	6,085
Interest expense relating to amortization of holdback	-	4,000
Interest expense relating to amortization of debt issuance costs	-	146,399
Common stock issued for services	5,000	-
Warrants issued as partial consideration for loans	11,250	-
Non-cash compensation for stock options and warrants	58,600	4,600
Discount related to issuance of debt	-	85,126
Interest paid with common stock	20,000	40,000
Interest on notes receivable for common stock	(1,029)	(1,029)

(Increase) decrease in assets:
Trade accounts receivable	(51,319)	(69,212)
Prepaid expenses	(38,351)	(5,093)
Inventories	(18,245)	16,275
Other assets	9,055	-
Increase (decrease) in liabilities:
Trade accounts payable	8,977	(41,263)
Customer deposits	18,175	12,015
Accrued payroll and other liabilities	202,323	(2,430)

Net cash used in operating activities	(478,549)	(788,476)

Cash flows from investing activities
Purchase of property, plant and equipment	(684)	(4,340)

Net cash used in investment activities	(684)	(4,340)

Cash flows from financing activities:
Principal payments on notes payable	(84,166)	(2,296,981)
Proceeds from issuances of notes payable	50,000	2,691,300
Principal payments on capital lease obligations	(1,927)	(8,004)
Proceeds from issuance of notes payable to related party	670,000	400,000

Net cash provided by financing activities	633,907	786,315

Net increase (decrease) in cash	154,674	(6,501)

Cash at beginning of period	29,607	24,215

Cash at end of period	$ 184,281	$ 17,714

Supplemental Disclosure of Cash Flow Information

Interest paid	$ 113,758	$ 99,306
Income taxes paid	$ 1,600	$ 1,600

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

1.

Nature of our Business and Continuance of Operations

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            These unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since inception, the Company has incurred substantial losses and there is substantial doubt that the Company will generate sufficient revenues in the foreseeable future to meet its operating cash requirements.  Accordingly, the Company's ability to continue operations depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs.  This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.  At this time, the Company's future is dependent upon concluding certain transactions involving the sale of its assets.  See Item 5 - "Other Information - Prospective Sale of Assets."

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

2.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at July 31, 2005 and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

3.    Related Party Transactions

A.

Due to lack of working capital, certain officers and employees of the Company deferred payment of salaries and reimbursement of expenses due between February 2004 and July 15, 2005.  The table below reflects the amount of accumulated salaries and expenses due as of July 31, 2005:

EMPLOYEE	POSITION	GROSS WAGES DEFERRED	TOTAL UNPAID EXPENSES

Floyd Panning	President and Director	$71,472	$25,924
Michael Snow	Vice President and Chief Operating Officer *	$52,292	$22,067
Catherine Patterson	Chief Financial Officer	$18,750	$ 7,594
		$142,514	$55,585

*

Dr. Snow resigned as an officer of the Company in August 2004 and remains employed as the General Manager of the Electropure EDI, Inc. subsidiary.

B.

As a condition of his August 1997 employment agreement, the Company agreed to reimburse Mr. Panning for $63,700 in wages deferred while he was employed at EDI Components, a former licensor of Electropure, Inc.  A $25,000 promissory note issued in 1997 by Mr. Panning, in consideration for his exercise of 50,000 warrants to purchase common stock at $0.50 per share, will be satisfied with the deferred wages, net of normal federal, state and local income and payroll taxes.  Mr. Panning agreed to waive any remaining balance of deferred wages after payment of the promissory note with interest.  As of July 31, 2005, the Company has accrued a total of $53,576 in deferred wages pursuant to this agreement which will be utilized to satisfy the promissory note, plus interest accrued on the note through July 31, 2005 in the sum of $10,904.

C.

Also see Notes 5 and 6 and Item 5 - "Other Information - Prospective Sale of Assets - Sale of EDI Assets."

4.

Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2004 Annual Report on Form 10-KSB.  The Company has not experienced any material change in its critical accounting policies since October 31, 2004.  The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

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

The following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net loss, as reported:	$ (233,243)	$ (511,012)	$ (763,820)	$(1,118,596)
Add: Stock-based employee compensation
included in reported net loss	-	-	-	-

Less: Stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax
effect	(11,610)	(45,360)	(51,310)	(120,160)
Pro forma net loss:	$ (244,853)	$ (556,372)	$ (815,130)	$(1,238,756)

Earnings per share:
Basic and diluted, as reported	$ (0.02)	$ (0.04)	$ (0.06)	$ (0.09)
Basic and diluted, pro forma	$ (0.02)	$ (0.05)	$ (0.06)	$ (0.10)

Weighted average shares outstanding	12,783,242	12,230,350	12,680,347	12,165,722

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2005 and July 31, 2004 as follows:

	2005	2004
Stock options and warrants	4,345,000	5,520,000
Convertible preferred stock	500,000	500,000
Contingently issuable common shares	516,479	516,479
	5,361,479	6,536,479

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

Mr. Frank loaned the Company an additional $320,000 between January 27, 2005 and May 24, 2005, all of which loans bear interest at 8% per annum and all of which loans are currently due.  The Company granted Mr. Frank a security interest in the Company's building as collateral for $300,000 of these loans.

Except for a $150,000 loan made in May 2002, Mr. Frank also has the option to convert any or all of the above loans, including interest, into common stock at fair market value as of the conversion date.    See also Item 5 - "Defaults Upon Senior Securities."

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

We received a $250,000 loan from the prospective buyer of our building on July 25, 2005.  The loan, which is collateralized by a second trust deed on the building, is due to be repaid upon the closing of the building sale or December 31, 2005, whichever first occurs.  Concurrent with the loan transaction, the Company agreed to reduce the purchase price of the building by $50,000, from $3,925,000 to $3,875,000, in partial consideration for the loan and to retain the buyer's interest in the transaction while the Company obtains the necessary approvals to conclude the sale.  See Item 5 - "Other Information - Prospective Sale of Assets - Building Sale."

6.  Securities Transactions

Common Stock Issued for Debt

On January 27, 2005, we issued 285,714 shares of common stock to our majority shareholder, Anthony M. Frank, in payment of $20,000 in accrued interest on a January 2001 loan for $1 million, which is due to be repaid in January 2006.  The fair market value of the common stock was $0.07 per share on the conversion date.

Common Stock and Warrants Issued to Consultants

On June 29, 2005, for one-year's services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share.  The warrants are exercisable through June 29, 2008.  The fair market value of the shares and warrants on the date of issuance was $60,000 and $18,000, respectively, and $5,000 was recorded as consulting expense in the current period.

On June 29, 2005, we granted warrants to purchase 50,000 shares of common stock to a consultant for future services.  The warrants are exercisable at $0.10 per share and expire on June 29, 2008.  The fair market value of the warrants was $4,500 and was recorded as a consulting expense.

On July 1, 2005, for future legal services to be performed, we granted local counsel 200,000 warrants to purchase 200,000 shares of common stock at exercise price of $0.06 per share and

200,000 shares of common stock at $0.25 per share.  The warrants are exercisable through July 1, 2008.  The fair market value of the warrants on the date of issuance was $36,000 and was recorded as legal expense.

Warrants Issued as Consideration for Loans

We granted warrants to purchase 25,000 shares of the Company's common stock as partial consideration for a $50,000 loan on or about July 1, 2005.  The warrants are exercisable for $0.06 per share and expire on July 1, 2008.  The fair market value of these warrants, $2,250, was recorded as financing charges.

We received a $250,000 loan from the prospective buyer of our building on July 25, 2005.  The loan, which is collateralized by a second trust deed on the building, is due to be repaid upon the closing of the building sale or December 31, 2005, whichever first occurs.  Concurrent with the loan transaction, the Company agreed to reduce the purchase price of the building from $3,925,000 to $3,875,000 in partial consideration for the loan and to retain the buyer's interest in the transaction while the Company obtains the necessary approvals to conclude the sale.  The Company also issued the prospective buyer three-year warrants to purchase 100,000 shares of common stock at $0.06 per share as additional consideration for the loan.

7.    Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees' base annual wages.  The Company's contribution to the IRA plan for the nine months ended July 31, 2005 was $8,566.

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

Business Segment Information:

	Three months ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Revenue:
EDI	$ 967,607	$ 289,323	$ 967,607	$ 837,887
MI	-	-	-	-
Total revenues	$ 967,607	$ 289,323	$ 967,607	$ 837,887

Operating Loss:
EDI	$ 98,687	$ (87,038)	$ 59,347	$ (175,964)
MI	(72,154)	(78,114)	(214,022)	(256,503)
Corporate	(267,742)	(281,795)	(536,159)	(531,725)
Total operating loss	$ (241,209)	$ (446,947)	$ (690,834)	$ (964,192)

Depreciation and Amortization:
EDI	$ 6,080	$ 29,227	$ 21,251	$ 87,611
MI	821	1,131	2,459	3,604
Corporate	12,119	12,636	36,835	38,572
Total depreciation and amortization	$ 19,021	$ 42,994	$ 60,545	$ 129,787

Expenditures for Long Lived Assets:
EDI	$ -	$ 1,938	$ 684	$ 1,938
MI	-	-	-	-
Corporate	-	-	-	2,402
Total expenditures for long lived assets	$ -	$ 1,938	$ 684	$ 4,340

GEOGRAPHIC INFORMATION:
Revenues:
United States	$ 82,963	$ 74,992	$ 224,823	$ 105,156
Asia	247,963	114,250	458,934	450,808
Europe	60,324	90,393	231,694	253,957
Other foreign countries	5,158	9,688	52,157	27,966
Total revenues	$ 396,408	$ 289,323	$ 967,607	$ 837,887

	July 31, 2005	July 31, 2004
Identifiable Assets:
EDI	$ 248,855	$ 289,694
MI	4,158	7,594
Corporate	2,527,317	2,396,965
Total identifiable assets	$ 2,780,330	$ 2,694,481

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

Results of Operations

References to fiscal 2005 and fiscal 2004 are for the nine months ended July 31, 2005 and 2004, respectively.

Net sales in the nine months ended July 31, 2005 increased by $129,720 from $837,887 in fiscal 2004 to $967,607.  The increase reflects a surge in customer orders during the three months ended July 31, 2005, primarily in Asia.  Current economic conditions suggest that Asia enjoys a favorable currency exchange rate with the United States.  However, no assurances can be given that such factors will not dramatically change or that our competitors will not attract our customers away, both of which events would have a material adverse material effect on sales.

From a geographic perspective, net sales in the United States grew by $7,971 (11%) and $119,667 (114%), in the three and nine month periods ended July 31, 2005, respectively, compared to the prior fiscal periods.  Sales in Asia also increased in fiscal 2005 by $133,713 (117%) and $8,126 (2%).  By contrast, however, sales in Europe and all other markets showed a less than 1% increase ($1,928) in the nine months ended July 31 2005, but a 35% decrease of $34,599 in the three month period then ended, all as compared to the prior fiscal year periods.

Cost of sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, warranties and sustaining engineering expenses pertaining to products sold.  Cost of sales decreased to 66% of revenue for fiscal 2005 compared to 81% of revenue for the nine months ended July 31, 2005.  This decrease is predominantly due to a reduction in warranty expenses and a more effective utilization of labor in production operations.  The decrease also reflects a significant reduction in depreciation expenses in the current period as the cost of capital equipment becomes fully amortized.  For the same reasons, costs of sales showed a substantial decrease for the three months ended July 31, 2005, declining from 86% in fiscal 2004 to 54% for the three months ended July 31, 2005.

Research and development expenses for the three and nine month periods ended July 31, 2005 decreased by $9,177 and $49,735, respectively, compared to the prior year.  These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids.   The decrease was primarily due to a reduction in consulting and accounting expenses, as well as a decrease in patent expenses.

Sales, general and administrative expenses decreased by $109,744 and $114,029 for the three and nine month periods ended July 31, 2005, respectively, as compared to the same periods in 2004.  In fiscal 2004, the Company incurred significant fees and expenses associated with borrowings, including the broker fees paid to refinance the Company's building.  The decreases also reflect a reduction in accounting and patent-related expenses in fiscal 2005 compared to the prior year period.  These reductions were offset by increases in legal expenses and the costs related to the issuance of warrants to consultants in fiscal 2005.

Interest income is generated from short-term investments and decreased by $76 for the nine months ended July 31, 2005, with no change for the comparable three month period.  Interest expense for the three and nine month periods ended July 31, 2005 decreased by $12,314 and 12,478, respectively, compared to the comparable prior periods.  The difference primarily represents the costs of additional borrowings during fiscal 2005, as well as the interest expense on the additional amount borrowed to refinance our building mortgage in June of 2004.

Components of other income, other than interest, increased by $4,717 and $14,016 for the three and nine months ended July 31, 2005 compared to the prior year periods.  The difference primarily relates to an increase in monthly sublease payments from our building tenant that went into effect in July 2004.

We recorded the minimum state income tax provision in fiscal 2004 and 2005 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2005, we had a working capital deficit of $3,110,469.  This represents a $1,636,986 increase in the working capital deficit compared to that reported at October 31, 2004.  A primary component of the increase is the reclassification of $1,000,000 in notes payable from long term to current liabilities on a loan due to be repaid in January 2006.  The increase also reflects $670,000 in additional borrowings during the current period.

Aggregate maturities required on notes payable at July 31, 2005 are due in future years as follows.

	Payment Due by Fiscal Year
	2005	2006	2007	2008	2009	Total

Contractual Obligations:
Notes payable	$ -	$ -	$ -	$ 166,498	$ -	$ 166,498
Notes payable to bank	48,131	183,070	183,070	183,070	1,775,138	2,372,479
Notes payable to shareholders	1,520,000	1,000,000	-	-	-	2,520,000
Total contractual obligations	$ 2,568,131	$ 1,183,070	$ 183,070	$ 349,568	$1,775,138	$ 5,058,977

Our primary source of working capital has been from short-term loans.   Between January and May 2005, we borrowed a total of $320,000 from Mr. Anthony Frank, our largest shareholder.  On July 1, 2005, the Company borrowed $50,000 from an unaffiliated lender which was repaid on July 28, 2005 from the proceeds of a $250,000 loan made to the company by the prospective buyer of our building.   We also borrowed $100,000 in December 2004 from SnowPure, LLC, the prospective purchaser of the EDI assets.

Sales of our EDI and membrane products during the nine months ended July 31, 2005 amounted to $967,607.  Shipments of EDI products are made as promptly as possible after receipt of firm purchase orders in accordance with delivery requirements stipulated by the customer.  As of July 31, 2005, we had accepted firm orders for delivery of unshipped EDI modules valued at over $125,000.

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

On July 15, 2005, in connection with a $250,000 loan from the prospective buyer of the Company's building, the Company issued warrants to purchase 100,000 shares of common stock at $0.06 per share, expiring on July 19, 2008.  The Company also agreed to reduce the building purchase price by $50,000.

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

On June 30, 2005, the Company borrowed $50,000 from an unaffiliated lender at an annual interest rate of 5%.  As consideration for the making the loan, the Company agreed to pay an additional $5,050 in fees to the lender at maturity and has granted three-year warrants to purchase 25,000 shares of Electropure, Inc. common stock at $0.06 per share.  This loan was repaid, with accrued interest of $181, on July 28, 2005.

On July 1, 2005, the Company granted a consultant three-year warrants to purchase a total of 400,000 shares of common stock, one-half at $0.06 per share and one-half at $0.25 per share, for legal services to be rendered.

Item 3.    Defaults Upon Senior Securities

As of July 31, 2005, of the aggregate $2,170,000 in principal loans made to the Company since January 2001 by our majority shareholder, we are in default of our obligations to pay a total of $420,000 in principal loans to Anthony M. Frank, which had matured through July 12, 2005.  An additional $300,000 in principal loans has come due and we are in default of the repayment terms as of August 18, 2005.

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

Sale of EDI Assets

In August 2004, Michael Snow, who was at the time the Vice President and Chief Operating Officer of the Company and General Manager of the EDI subsidiary, advised the Board of his interest in purchasing the assets of the EDI subsidiary.  Mr. Snow resigned as Vice President and COO at that time, and the Company began informal discussions with Mr. Snow while continuing all efforts to seek outside interested parties for the EDI business.  When efforts to locate other potential purchasers proved fruitless, on April 15, 2005, the parties agreed to the terms of a Purchase and Sale Agreement and on April 19, 2005, the Company's Board of Directors approved the sale, subject to shareholder approval.  The purchase price of the assets will be $800,000 and will be paid in the form of cash and assumption of certain debt on the books of EDI as of the closing, including notes and trade payables, accrued salaries and expenses due Michael Snow, the principal of SnowPure, LLC.  The portion of the purchase price to be paid in cash, therefore, will be the difference between $800,000 and the exact amount of the debt to be assumed pursuant to this transaction as determined at the closing, which is estimated to be approximately $362,000 as of July 31, 2005.  From the cash proceeds of the sale, the Company will be required to utilize approximately $86,000 to pay certain taxes, trade payables and to repay SnowPure LLC for the December 2004 $100,000 loan, plus unpaid interest as of the closing date.

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

The Company has since refinanced the building mortgage on two additional occasions in order to utilize the appreciation in equity for working capital.   In June 2002, we refinanced the first mortgage for $2 million and realized net proceeds of approximately $550,000.  In May 2004, we again refinanced the building for $2,425,000, whereby we realized approximately $500,000 in net proceeds.   In addition to a first trust deed granted to the mortgage lender in the May 2004 financing, the Company has granted a second security interest in the building to our majority stockholder, Mr. Anthony M. Frank, as collateral for $300,000 in short-term loans he made between February and May 2005.  In July 2005, Mr. Frank subordinated his security interest in the building in favor of the George A Boukather Trust, our prospective building buyer which loaned the Company $250,000 on July 15, 2005.  Mr. Frank has been a co-guarantor on each of the building financings conducted by the Company.

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

10.66.A

Promissory Note Secured by Deed of Trust - 07/15/05 (Boukather) (incorporated by reference to Exhibit 10.66.A to Form 10-KSB filed on September 26, 2005).

10.66.B

Escrow Amendment to June 3, 2005 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.66.A to Form 10-KSB filed on September 26, 2005).

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

         Reports on Form 8-K.

(b)

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

Dated:  September 3, 2005

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

Dated:  September 3, 2005

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

Dated:  September 3, 2005

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

/S/ FLOYD H. PANNING

Floyd H. Panning

President and Chief Executive Officer

September 3, 2005

/S/ CATHERINE PATTERSON

Catherine Patterson

Secretary and Chief Financial Officer

September 3, 2005