Form 10QSB/A
period 2005-04-30
ELECTROPURE INC
filed 2005-10-06
CIK 808015

__________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________________

FORM 10-QSB/A

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

Electropure, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

April 30, 2005

Current liabilities:
Current portion of notes payable to bank	$ 47,446
Notes payable to shareholder	2,220,000
Trade accounts payable	292,410
Accrued payroll	233,231
Other accrued liabilities	327,652
Customer deposits	66,929
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at April 30, 2005	26,000

Total current liabilities	3,213,668

Notes Payable	166,498
Notes payable to bank, net of current portion	2,336,585

Total liabilities	5,716,751

Commitments and contingencies	-

Shareholders' deficit:
Series C convertible preferred stock, $1.00 par value; 250,000 shares
authorized, issued and outstanding at April 30, 2005; liquidation preference $1,000,000	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares
authorized, issued and outstanding at April 30, 2005; liquidation preference $500,000	250,000
Common stock, $0.01 par value; 20,000,000 share authorized;
12,765,851 shares issued and outstanding at April 30, 2005	127,658
Class B common stock, $0.01 par value, 839,825 shares authorized;
83,983 shares issued and outstanding at April 30, 2005	840
Additional paid-in capital	25,749,746
Notes receivable on common stock	(35,561)
Accumulated deficit	(29,457,766)

Total shareholders' deficit	(3,115,083)

Total liabilities and shareholders' deficit	$ 2,601,668

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

Dated:  September 6, 2005

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

1.

I have reviewed this quarterly report on Form 10-QSB/A of Electropure, Inc.;

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

Dated:  September 6, 2005

                                                                                 /s/ Floyd H. Panning

Floyd H. Panning

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Catherine Patterson, Chief Financial Officer of Electropure, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Electropure, Inc.;

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

Dated:  September 6, 2005

                                                                                 /s/ Catherine Patterson

Catherine Patterson

Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICERS

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

We, Floyd H. Panning, the President and Chief Executive Officer, and Catherine Patterson, the Chief Financial Officer of Electropure, Inc. (the "Company"), certify that to the best of our knowledge, based upon a review of the Company's Quarterly Report on Form 10-QSB/A for the period ended April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/S/ FLOYD H. PANNING

Floyd H. Panning

President and Chief Executive Officer

September 6, 2005

/S/ CATHERINE PATTERSON

Catherine Patterson

Secretary and Chief Financial Officer

September 6, 2005