Form 10KSB
period 2005-10-31
ELECTROPURE INC
filed 2006-02-21
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2005

MICRO IMAGING TECHNOLOGY, INC.

(Formerly, Electropure, Inc.)

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The registrant’s revenues for the twelve months ended October 31, 2005 were $1,338,676.

As of February 9, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $817,736, based on a closing price for the common stock of $0.14 on the OTC Bulletin Board on such date.

At February 9, 2006, 13,424,572 shares of the Registrant’s stock were outstanding.

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

PART I

Item 1.                                                           Description of Business

COMPANY OVERVIEW

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. In November 2005, we again changed our name to Micro Imaging Technology, Inc. as a condition of sale of our EDI assets (see “Electropure EDI, Inc.” below). The Company conducts all of its business through its subsidiaries. Our address and telephone number is:  23456 South Pointe Drive, Laguna Hills, California 92653, (949) 770-9347.

Electropure EDI, Inc.

In 1997, the Company began marketing a small, point-of-use water treatment product aimed at the high purity segment of commercial and industrial water treatment markets. In February 2000, the Company formed Electropure EDI, Inc. (EDI), a wholly-owned Nevada subsidiary, through which all manufacturing and sales of its proprietary water treatment products were then conducted. Over the years, though the EDI product slowly gained market acceptance and we made significant strides in product improvement and production cost reductions, our EDI subsidiary operation continued to sustain operating losses.

Beginning in early 2002 and continuing through April 2005, the Company’s management and Board of Directors explored numerous possible means to generate working capital sufficient to meets its needs to expand sales in the EDI subsidiary and to continue the research and development activities of Micro Imaging Technology, its majority-owned Nevada subsidiary. The Company sought new investors or partners seeking ways to fund ongoing administrative expenses and development costs. Numerous companies were contacted by members of the Board of Directors, both verbally and in writing, inquiring of their interest in our EDI operation, whether involving a license, partnership, joint venture or sale. We contacted companies across a broad span of the water industry, including current competitors, as well as other companies whose businesses are unrelated to water treatment. However, none of the many companies and parties contacted, except SnowPure, LLC, was willing or able to make what the Board considered to be a reasonable offer for the EDI business or assets or any other financial arrangement involving the EDI business, that comported with the Company’s need to obtain working capital quickly. Because sales revenues were subject to wild fluctuations, our ability to continue the EDI operation for any length of time was in doubt.

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

Given the Company’s quickly diminishing financial resources and the lack of other interest in the EDI subsidiary, the Board determined that a sale of the EDI subsidiary to SnowPure, LLC was the Company’s only viable option to generate some value out of the EDI subsidiary. On April 15, 2005, the parties agreed to the terms of a Purchase and Sale Agreement and on April 19, 2005, the Company’s Board of Directors approved the sale, subject to shareholder approval, whereby SnowPure would pay a total purchase price of $800,000 for the assets, through a combination of cash and assumption of certain liabilities. In October 2005, the shareholders approved the EDI sale and on October 31, 2005, the transaction was consummated with SnowPure, LLC. In exchange for $402,647 in cash proceeds and the assumption of $407,578 in liabilities, SnowPure received substantially all of the assets owned by and used in the operations of EDI, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company realized a net gain on the sale of assets in the sum of $695,537, which is reported in Net Income (loss) from discontinued operations.

The sale of the EDI assets also required that the Company dissolve the Electropure EDI subsidiary and amend the charter of the Company to change its corporate identity to a name other than “Electropure”. As a result, the Company changed its name to Micro Imaging Technology, Inc. and dissolved its EDI subsidiary. The results of operations of EDI have been reported in discontinued operations for all period presented.

Electropure Holdings, LLC

In February 1998, the Company entered into a three-year lease, with option to purchase, with an unaffiliated third party for 30,201 square feet of office, manufacturing and warehousing space located at 23456 South Pointe Drive, Laguna Hills, CA (the “building”). In January 2001, the Company exercised its purchase option and formed Electropure Holdings, LLC, a wholly-owned California limited liability company, for the purpose of the building transaction. We financed substantially the entire $2,454,552 purchase price with a loan of $1,375,000 from a real estate mortgage lender and a $1,000,000 private loan from our majority stockholder, Mr. Anthony M. Frank.

The Company refinanced the building mortgage on two additional occasions in order to utilize the appreciation in equity for working capital. In October 2005, in order to generate additional working capital, the Company sold the building to the George A Boukather Trust (“Boukather”), an unaffiliated third party for the sum of $3,875,000. The Company realized $901,674 in cash proceeds from the sale and recognized a gain of $1,585,637 on the sale.

The majority of the sale proceeds were used to pay off the senior mortgage on the building in the sum of $2,386,563 held by Farmers Insurance Group Federal Credit Union c/o Business Partners LLC (“Senior Mortgage”). In addition, proceeds from the sale were used to repay a $250,000 loan from the building purchaser and $300,000 in junior liens held by Mr. Anthony M. Frank for loans made to the Company on and since February 18, 2005, together with interest in the sum of $14,849.30. The Company also paid $9,782 in property taxes due, together with one-half of all escrow charges, all usual recording fees and required documentary transfer taxes and the premium for a standard coverage owner’s title insurance policy, all of which aggregated $12,992.

Micro Imaging Technology

In October 1997, we acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. In February 2000, we formed Micro Imaging Technology (MIT), a wholly-owned Nevada subsidiary to conduct research and development based upon advancements we developed and patented from the licensed technology. MIT remains our only subsidiary as of October 31, 2005.

DEVELOPMENT OF OUR BUSINESS

MICRO IMAGING TECHNOLOGY

The acquisition of the MIT patent and intellectual property rights in 1997 provides the basis for our development of near “real-time” fluid monitoring systems for water monitoring as well as food processing and clinical applications. The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had, at inception, two main areas for exploitation:

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

Our initial proof-of-principal testing in 1998 demonstrated the ability, in a laboratory setting, to detect and monitor parasites, primarily Cryptosporidium and Giardia(1) in drinking water sources and the pathogenic microbes E. coli, Listeria and Salmonella.

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

The clinical and food processing applications for our MIT System for rapid identification of microbes will undergo stringent and lengthy regulatory approval processes, including clinical trials. We anticipate that the MIT System for clinical and food processing applications may be ready for commercialization in late 2006. However, no assurances can be given as to when or if we may offer an MIT System for sale since it may be subject to regulatory approvals.

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

With regard to the Micro Imaging Technology System, there are established methods of testing currently employed by both public and private agencies. However, these methods are labor intensive, expensive and time consuming, and do not provide the near “real time” monitoring capabilities which our product offers. We believe that the MIT system is the only microbe identification system that is not biologically based – that is, does not rely on biological agents or reagents.

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

Patents

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology. We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003. Corresponding foreign patents are pending in Europe, Australia, Mexico and Japan.

Because the review and approval process associated with filing for patent protection on new products can be lengthy, we cannot be certain when, or if, foreign patents will be issued for any of our pending applications. The existence of a patent may not provide us any meaningful protection because of technological changes, the decision of courts not to uphold all or part of a patent, or because of the limited financial resources that may be available to enforce patent rights. We do not believe that any of our individual patents is of sufficient importance that its termination or expiration would have a material adverse effect on the Company. Conversely, we believe that our technical know-how and trade secrets may be more significant to our business than trademark or patent protection although we will continue to apply for patents on any inventions or improvements made in the normal course of our business.

We have not secured a registered trademark or trade name for “Micro Imaging Technology.”

Research and Development

During fiscal 2005, we expended $318,521 primarily on our Micro Imaging Technology research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro

Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. . We expect to continue to incur and accelerate additional research and development costs on this MIT System project through product development.

During fiscal 2004, we spent $351,230 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2005, we employed 16 full-time employees, of which three were engaged in administrative, accounting and clerical functions; three in research and development of the Company’s proposed MIT System; and ten were engaged in manufacturing and marketing of EDI products and components. Pursuant to the sale of the EDI assets to SnowPure, LLC, from November 1, 2005 through November 30, 2005, all employees engaged in the EDI operations were leased to SnowPure, LLC at cost and on December 1, 2005 SnowPure arranged to hire those employees. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2006. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

From our inception in 1979 through October 31, 2005, we have accumulated a loss of $27,794,991 and a net stockholders’ deficit of $1,366,244. The accumulated loss is principally due to expenses incurred in the development of the EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2005 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

We have limited patent protection

We own two U.S. patents on our MIT technology and certain corresponding foreign patents for this technology are currently in process. We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on trade secrets and know-how as regards the MIT technology that is not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

•                                          these agreements will not be breached,

•                                          we would have adequate remedies for any breach, or

•                                          our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

Our competitors are larger and better financed

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

Continued technological changes and government regulations could adversely affect our sales

The technology upon which the Micro Imaging Technology System relies may undergo rapid development and change. There can be no assurance that the technology utilized by us will be competitive in light of possible future technological developments. Further, we cannot assure that our technology will not become obsolete or that we will have adequate funds to meet technological changes.

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

Item 2.                                                           Properties

In October 2005, we sold our 30,200 sq. ft. building to an unaffiliated third party for $3,875,000. We are currently leasing approximately 7,500 sq. ft. in the facility from the new owner for $9,175 per month through April 2006. In January, we executed a one-year lease for a 4,100 sq. ft. facility in San Clemente, California to commence on April 1, 2006 at the rate of $3,650 per month.

Management believes that our present facilities and the facility we plan to lease in San Clemente, California will be adequate for all of our current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2004	First Quarter	0.35	0.20
	Second Quarter	0.51	0.30
	Third Quarter	0.28	0.28
	Fourth Quarter	0.15	0.12
Fiscal 2005	First Quarter	0.15	0.07
	Second Quarter	0.12	0.05
	Third Quarter	0.12	0.05
	Fourth Quarter	0.09	0.08
Fiscal 2006	First Quarter	0.14	0.08
	Second Quarter (through February 9, 2006)	0.18	0.09

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2005 the Company had approximately 400 holders of record of its common stock.

On January 27, 2005, the Company issued 285,714 shares of common stock with a fair market value of $0.07 per share, in payment for $20,000 in accrued interest on a $1 million loan made by Anthony M. Frank in January 2001. The shares issued satisfied interest accrued on the loan through December 31, 2004.

On June 29, 2005, we granted warrants to purchase 50,000 shares of common stock to a consultant for future services. The warrants are exercisable at $0.10 per share and expire on June 29, 2008. The fair market value of the warrants was $4,500 and was recorded as a consulting expense.

On June 29, 2005, for one-year’s services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The shares vest in increments of 50,000 per month and as of October 31, 2005, the Company had issued 200,000 shares to the consultant. The fair market value of the shares and warrants as of October 31, 2005 was $17,000 and $18,000, respectively, and was recorded as consulting expense.

On July 1, 2005, for future legal services to be performed, we granted counsel warrants to purchase 200,000 shares of common stock at exercise price of $0.06 per share and 200,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The fair market value of the warrants on the date of issuance was $36,000 and was recorded as legal expense.

On or about July 1, 2005, we received a $50,000 net short-term loan from an unaffiliated third party and, as partial consideration for the loan, we granted warrants to purchase 25,000 shares of the Company’s common stock. The warrants are exercisable for $0.06 per share and expire on July 1, 2008. The fair market value of these warrants, $2,250, was recorded as financing charges.

We received a $250,000 loan from the prospective buyer of our building on July 15, 2005. The loan, which is collateralized by a second trust deed on the building, is due to be repaid upon the closing of the building sale or December 31, 2005, whichever first occurs. Concurrent with the loan transaction, the Company agreed to reduce the purchase price of the building from $3,925,000 to $3,875,000 ($50,000) in partial consideration for the loan and to retain the buyer’s interest in the transaction while the Company obtains the necessary approvals to conclude the sale. We also granted the buyer warrants to purchase 100,000 shares of common stock in partial consideration for the loan. The warrants are exercisable through July 15, 2008 at $0.06 per share. The fair market value of the warrants, $9,000, was recorded as a finance charge.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2005 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 10 - “Executive Compensation-Stock Option Plan”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	185,000		$0.63	815,000	(1)

Equity compensation plans not approved by security holders	275,000	(2)	$0.34	—

Total	460,000		$0.46	815,000

(1)                                  In January 2006, options to purchase 500,000 shares of the Company’s common stock were granted to various employees, officers and directors of the Company at an exercise price of $0.14 per share.

(2)                                  Consists of 275,000 options issuable subject to approval by our shareholders of an increase in the authorized number of shares issuable under our existing stock option plan or a new plan to be approved by the shareholders. Includes 190,000 options scheduled to expire as of February 28, 2006.

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

Item 6.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain reclassifications have been made to prior year’s financial information to conform to the current year’s presentation.

Fiscal Years Ended October 31, 2005 and 2004

Research and development expenses for the fiscal year ended October 31, 2005 decreased by $32,709 compared to fiscal 2004. These expenses primarily arise from the program, which we initiated in December 1997, to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease in research and development expense in fiscal 2005 primarily reflects reduced costs relating to patent fees and filings.

Sales, general and administrative expenses increased in fiscal 2005 by $155,605 compared to 2004. The increase primarily reflects substantially higher legal expenses incurred during fiscal 2005 relating to the sale of the EDI assets and filing the appropriate disclosure documents with the securities and exchange commission. The increase also reflects a rise in consulting expenses and financing charges for short term borrowings during the period.

Interest income arose from short-term investments and increased in fiscal 2005 by $212 compared to the prior year period. The increase resulted from the short term investment of borrowings during the year.

Interest expense for fiscal 2005 decreased by $167,407 compared to 2004. The Company incurred substantial interest expenses due to short-term borrowings in fiscal 2004.

Components of other income in fiscal 2005, other than interest, decreased by $114,181 compared to the prior year period. We realized sub-lease income of $149,150 in fiscal 2005, an $18,250 increase over the prior year period. In fiscal 2004, we recognized $3,093 on the sale of obsolete inventory and equipment and a $7,868 gain on debt written off. We also entered into discussions with a competitor interested in obtaining a license for our membrane technology and received a $100,000 non-refundable deposit in September 2004. The negotiations were abandoned when the competitor purchased a company which had in-house membrane capabilities.

We recorded the minimum state income tax provision in fiscal 2005 and 2004 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2005, we had working capital deficit of $1,386,937. This represents a working capital increase of $86,546 compared to that reported at October 31, 2004. The increase primarily results from the gains realized on the sale of our EDI and building assets in October 2005.

Our primary sources of working capital have been from short-term loans and from the sale in October 2005 of our building and the EDI assets. Between December 2004 and July 2005, we borrowed a total of $720,000 from various lenders, including $100,000 from the prospective purchaser of our EDI assets and $250,000 from the prospective buyer of our building. Of such funds, $320,000 was loaned to the Company by Mr. Anthony Frank, our majority shareholder. Except for $20,000 borrowed from Mr. Frank in January 2005, all of such loans were repaid as of October 31, 2005. We realized net proceeds from the sale of our building and the EDI assets in the sum of $901,674 and $402,647, respectively.

Plan of Operation

In the opinion of management, available funds are expected to satisfy our working capital requirements through August 2006. Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2005 which raises substantial doubt about our ability to continue as a going concern.

Management believes that the sale of its EDI assets and the building it currently owns is required to sustain the Company’s operations and bring the MIT technology to a commercial stage. This approach is intended to optimize the value of the Company for its shareholders. To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. The implementation of this strategy is completely dependent on obtaining the proceeds from the EDI and building sale transactions. This strategy will also be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner thereafter.

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

Impact of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory costs.” SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2005. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. Management believes that the impact on the Company’s financial statements will approximate the proforma information presented in Item 7. Financial Statements Note 3.

Item 7.                                                           Financial Statements and Supplementary Data

The information required by Item 7 is included on pages F-1 to F-28.

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

In the course of their audit of the Company’s financial statements as at and for the fiscal year ended October 31, 2005, the Company’s independent registered public accounting firm, Hein & Associates, LLP, identified and reported a material weakness as it relates to numerous adjusting entries which were undetected due to deficiencies in the Company’s financial statement close process, and, as a result of the audit, were recorded by the Company during the course of the audit to correct the underlying books and records.

The Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of October 31, 2005 under the supervision and with the participation of the Company’s management, including the Company’s President and Principal Executive Officer and its Principal Financial Officer. Based on that evaluation and the events described above, the Company’s President and Principal Executive Officer and its Principal Financial Officer concluded that, as of their evaluation, the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company and its subsidiary was made known to them on a timely basis.

Management of the Company and Hein & Associates, LLP have discussed the material weaknesses referred to above with the Audit Committee of the Board of Directors of the Company. Management of the Company has instituted a review of the Company’s internal controls in order to correct these and any other deficiencies which the review may bring to light and to strengthen the accounting infrastructure if required.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
William F. Farnam *	84	Director (Chairman)
Randolph S. Heidmann *	54	Director
Floyd H. Panning *	77	Director, President and Chief Executive Officer
Catherine Patterson	53	Chief Financial Officer and Secretary

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

Catherine Patterson, 53, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended October 31, 2005, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis.

Item 11.                                                    Executive Compensation

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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2005, 2004, and 2003 to the officers of the Company.

		Annual Compensation				Long-Term Compensation
Name	Position	Year	Salary ($)		Other Compensation ($)(1)	Awards Options

Floyd Panning	President and	2005		$122,523	—	—
	Chief Executive Officer	2004		$122,523	—	—
		2003		$122,523	—		(2)

Catherine Patterson	Secretary and Chief Financial Officer	2005 2004	$ $	75,600 74,100	— —	— —
		2003		$72,000	—		(3)

(1)                               We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)                               Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company’s subsidiary, Micro Imaging Technology, on July 31, 2003 at an exercise price of $0.10 per share.

(3)                               On July 31, 2003, Ms. Patterson was granted options to purchase 100,000 shares of the common stock of the Company’s subsidiary, Micro Imaging Technology, at an exercise price of $0.10 per share.

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

Employment Agreement

Effective August 5, 1997, we entered into a five-year Employment Agreement with Floyd Panning where he became the President and Chief Executive Officer. The Agreement provided that Mr. Panning can extend the term for a period of two years, which provision he exercised in August 2002, after which the agreement continues on a year-to-year basis until either party provides 30 days notice of termination on the anniversary date of the agreement. The agreement provides Mr. Panning with five weeks’ vacation, the use of a car and cellular telephone and participation in any benefit programs offered by us. Pursuant to the terms of the agreement, Mr. Panning also received warrants to purchase 125,000 shares of our common stock at $0.28125 per share. The warrants are exercisable in increments of 25,000 annually beginning with the date of the agreement. The agreement also provides for the following:

•                  A base monthly salary of $6,500 increasing to $8,000 per month once we had realized a minimum of $1 million in financing. Each year thereafter, the base salary automatically increased by an amount equal to five percent. Mr. Panning’s base salary is currently $10,210 per month and no automatic increase occurred during the fiscal year ended October 31, 2005.

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

•                  Any termination by us of Mr. Panning’s employment without cause shall automatically accelerate the issuance of additional shares due EDI’s investors under the License Termination Agreement at the then fair market value if Mr. Panning’s successor has not been approved by simple majority vote of EDI Components’ investors, excluding Mr. Panning.

Compensation of Directors

In August 1997, we authorized an annual issuance of ten-year options to purchase up to 10,000 shares of our common stock to each Director for service to the Company at a 25% discount from the fair market value of the common stock as of the date of grant. In accordance with this resolution, each Board member has received ten-year options to purchase up to 10,000 shares of our common stock in each of fiscal 1998, 1999, 2000 and 2001 at exercise prices of $1.375, $0.9375, $0.78125 and $0.30 per share, respectively. The grant of such options due in fiscal 2002 and beyond did not occur as scheduled. In January 2006, the Company issued each director options to purchase 50,000 shares of common stock at an exercise price of $0.14 per share.

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

The following table provides information about option exercises during the fiscal year ended October 31, 2005 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of Electropure common stock on October 31, 2005.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options Held at October 31, 2005		Value of Unexercised In-the-Money Options October 31, 2005
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William F. Farnam	—	—	50,000	—	—	—
Randolph S. Heidmann	—	—	50,000	—	—	—
Floyd H. Panning	—	—	275,000	—	—	—
Catherine A. Patterson	—	—	100,000	—	—	—
	—	—	475,000	—	—	—

No options to purchase common stock were issued under the Plan during the fiscal years ended October 31, 2004 and 2005. On January 26, 2006, the Board of Directors authorized the issuance of up to 450,000 options to purchase common stock at $0.14 per share to the officers, current and former directors and key employees listed below. An additional issuance of 50,000 options to purchase common stock was made on January 26, 2006 under the Plan to another employee of the Company at a $0.14 per share exercise price. As of October 31, 2005 and January 26, 2006, the total number of options issued under the Plan amounted to 460,000 and 910,000, respectively.

Name	Relationship to the Company	No. of Options Issuable

Floyd H. Panning	Director, President and Chief Executive Officer	100,000
William F. Farnam	Director	50,000
Randolph S. Heidmann	Director	50,000
Catherine Patterson	Secretary and Chief Financial Officer	100,000
David Haavig	General Manager of MIT subsidiary	150,000

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of February 9, 2006 with respect to the common stock, Class B common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)	% of Class	Class B Common Stock	% of Class	Series C Preferred Stock(2)	% of Class	Series D Preferred Stock(3)	% of Class	Convertible Preferred Stock(4)	% of Class		% of Voting Power (5)

William F. Farnam	196,918	1.5%	—	—	—	—	—	—	—	—		1.2%

Anthony M. Frank 20 Meadowood Court Pleasant Hill, CA 94523	7,601,679	56.6%	—	—	250,000	100%	250,000	100%	—	—		45.5%

Randolph S. Heidmann	100,000	*	—	—	—	—	—	—	—	—		*

Harry M. O’Hare, Sr. 1000 El Centro S. Pasadena, CA 91030	2,500	*	83,983	100%	—	—	—	—	931,629	35.8%		9.6%

Floyd H. Panning	696,792	5.2%	—	—	—	—	—	—	7,500		*	4.2%

Catherine Patterson	150,112	*	—	—	—	—	—	—	2,906		*	*

All officers and directors as a group (4 persons)	1,143,822	8.5%	—	—	—	—	—	—	10,406		*	6.9%

*                                         Less than 1%

**                                  Includes address of five percent or more shareholders of any class.

 (1)                               Excludes 83,983 shares of common stock issuable upon conversion of Class B common stock, which carry eight votes per share. If these shares of common stock were included, Mr. O’Hare and all officers and directors, as a group would own 86,483 shares (1.0%) and 1,143,822 shares (8.5%) of common stock, respectively.

(2)                                  Includes currently exercisable warrants or options to purchase an aggregate of 575,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 10 - “Executive Compensation - Stock Option Plan.”  Also includes currently exercisable warrants to purchase an aggregate of 200,000 shares of common stock held by Anthony M. Frank.

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

Item 13.                                                    Certain Relationships and Related Transactions.

Mr. Anthony M. Frank

In January 2001, Mr. Frank loaned us $1,000,000 through his personal Keogh Plan for three years at 8% annual interest as the down payment to purchase the building we currently occupy. Interest on the loan is payable each calendar quarter beginning on June 30, 2001, with the principal balance due on February 23, 2006. In September 2002, Mr. Frank assigned $400,000 of the principal balance of this loan from his Keogh account to his Pension Plan. The interest rate, maturity date and payment terms remain the same. Mr. Frank has converted interest accrued on this loan into common stock as outlined in the table below. The Company is currently in default of paying $80,000 in interest due on this loan through December 31, 2005.

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

On January 27, 2005, Mr. Frank converted $20,000 in interest accrued on the above loan in exchange for 285,714 shares of common stock. The fair market value of the common stock on the conversion date was $0.07 per share.

Mr. Frank loaned the Company an additional $320,000 between January 27, 2005 and May 24, 2005, all of which loans bears interest at 8% per annum. In October 2005, the Company repaid $300,000 of the loans, plus $14,849 in accrued interest, from the proceeds received on the sale of our building.

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

PART IV

Item 14.                                                    Exhibits and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet as of October 31, 2005

Statements of Operations for the years ended October 31, 2005 and 2004

Statements of Shareholders’ Deficit for the years ended October 31, 2005 and 2004

Statements of Cash Flows for the years ended October 31, 2005 and 2004

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

(c)                                  Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, Filed No. 33-10669, filed on December 15, 1986).

10.10.BS	Debt Conversion Agreement (Keogh) – 01/27/05 – Face Sheet Only (incorporated by reference to Exhibit 10.10.BS to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BT	Debt Conversion Agreement (Pension – 01/27/05 – Face Sheet Only (incorporated by reference to Exhibit 10.10.BT to Schedule 13D/A-23 of Anthony M. Frank filed on January 31, 2005).

10.10.BU	8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated February 18, 2005 (incorporated by reference to Exhibit 10.57 to Form 8-K filed on April 26, 2005).

10.10.BW	8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated April 21, 2005 (face sheet only). (incorporated by reference to Exhibit 10.59 to Form 8-K filed on April 26, 2005).

10.10.BY	8% Convertible Term Note by and between Electropure, Inc. and Anthony M. Frank dated May 24, 2005 (incorporated by reference to Exhibit 10.64 to Form 8-K filed on June 9, 2005).

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.47.8	License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.8 to Form 10-QSB filed on September 11, 1997).

10.47.9	Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.9 to Form 10-QSB filed on September 11, 1997).

10.52

Technology Transfer Agreement with Wyatt Technology Corporation dated October 25, 1997. (incorporated by reference to Exhibit 10.52 to Schedule 13D of Wyatt Technology Corporation filed on November 14, 1997).

10.54.A	Promissory Note Secured by Trust Deed – 06/30/05 (Second Source Solutions)(incorporated by reference to Exhibit 10.54.A to Form 10-KSB filed on September 26, 2005).

10.61	Loan Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.61 to Form 8-K filed on April 26, 2005).

10.62	Security Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.62 to Form 8-K filed on April 26, 2005).

10.66	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated June 3, 2005 (incorporated by reference to Exhibit 10.66 to Form 8-K filed on June 9, 2005).

10.66.A	Promissory Note Secured by Deed of Trust – 07/15/05 (Boukather) (incorporated by reference to Exhibit 10.66.A to Form 10-KSB filed on September 26, 2005).

10.66.B

Escrow Amendment to June 3, 2005 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate)(incorporated by reference to Exhibit 10.66.B to Form 10-KSB filed on September 26, 2005).

10.67

Agreement for Purchase and Sale of Assets by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated April 15, 2005 as approved by the Board of Directors on April 19, 2005 (incorporated by reference to Exhibit 10.67 to Form 8-K filed on April 26, 2005).

10.67.A.	Amendment of Purchase and Sale Agreement dated April 15, 2005)(incorporated by reference to Exhibit 10.67.A to Form 10-KSB filed on September 26, 2005).

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.                                                    Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $65,035 for the fiscal year ended October 31, 2005, and $72,157 for the fiscal year ended October 31, 2004.

Tax Fees.

Fees billed for professional services for tax compliance, tax advice and tax planning were $7,372 and $0 for the fiscal year ended October 31, 2005 and 2004, respectively.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended October 31, 2005, and $0 for the fiscal year ended October 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: February 9, 2006

MICRO IMAGING TECHNOLOGY, INC.

	BY	/S/ CATHERINE PATTERSON
CATHERINE PATTERSON Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ WILLIAM F. FARNAM	Director	February 9, 2006
WILLIAM F. FARNAM

/RANDOLPH S. HEIDMANN	Director	February 9, 2006
RANDOLPH S. HEIDMANN

/S/ FLOYD H. PANNING	Chief Executive Officer	February 9, 2006
FLOYD H. PANNING	and Director

/S/ CATHERINE PATTERSON	Chief Financial Officer (Principal Financial and	February 9, 2006
CATHERINE PATTERSON	Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Micro Imaging Technology, Inc. and Subsidiaries

Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Micro Imaging Technology, Inc. (the “Company”) (formerly, Electropure, Inc.) and Subsidiaries as of October 31, 2005 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Imaging Technology, Inc. and Subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and as of October 31, 2005 has an accumulated deficit of $27,809,201 that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Certified Public Accountants

Irvine, California

January 18, 2006

Micro Imaging Technology, Inc.

(Formerly, Electropure, Inc.)

Consolidated Balance Sheet

October 31, 2005

2005
ASSETS
Current assets:
Cash	$1,195,298
Prepaid and other expenses	25,590
Total current assets	1,220,888

Property, plant and equipment, net	6,483
Total assets	$1,227,371

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current portion of notes payable to shareholder	$1,870,000
Trade accounts payable	167,566
Accrued payroll	240,343
Other accrued liabilities	303,916
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2005.	26,000
Total current liabilities	2,607,825

Commitments and contingencies (Notes 2 and 13)	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2005; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2005; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,965,851 shares issued and outstanding at October 31, 2005.	129,658
Class B common stock, $0.01 par value; 839,825 shares authorized; 83,983 shares issued and outstanding at October 31, 2005.	840
Additional paid-in capital	25,834,496
Note receivable on common stock	(36,247)
Accumulated deficit	(27,809,201)
Total shareholders’ deficit	(1,380,454)
Total liabilities and shareholders’ deficit	$1,227,371

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.

(Formerly, Electropure, Inc.)

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2005

	2005	2004
Operating costs and expenses:
Research and development	$318,521	$351,230
Sales, general and administrative	639,406	483,801

Loss from operations	957,927	835,031

Other income (expense):
Gain on sale of building	1,585,637	—
Interest income	1,668	1,456
Interest expense	(349,623)	(517,030)
Sublease income	149,100	130,850
Other income (expense), net	(6,420)	107,761
Other income (expense), net	1,380,362	(276,963)

Income (loss) from continuing operations before income taxes	422,435	(1,111,994)
Provision for income taxes	(6,184)	(1,270)
Net income (loss) from continuing operations	416,251	(1,113,264)

Discontinued operations:
Gain (loss) from discontinued operations, including gain on disposal of assets of $695,537 and $0 for fiscal year ended October 31, 2005 and 2004, respectively, net of income taxes	701,737	(289,600)

Net income (loss)	$1,117,988	$(1,402,864)

Net income (loss) per share, basic
From continuing operations	$0.03	$(0.09)
From discontinued operations	0.06	(0.02)
Net income (loss) per share, basic	$0.09	$(0.11)

Net income (loss) per share, diluted
From continuing operations	$0.03	$(0.09)
From discontinued operations	0.05	(0.02)
Net income (loss) per share, diluted	$0.08	$(0.11)

Shares used in computing net income (loss) per share
Basic	12,714,595	12,205,004
Diluted	14,828,209	12,205,004

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.

(Formerly, Electropure, Inc.)

Consolidated Statements of Stockholders’ Deficit

For Each of the Two Years in the Period Ended October 31, 2005

	Series C Convertible Preferred Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, November 1, 2003	250,000	250,000	12,078,176	83,983	$250,000	$250,000	$120,782	$840	$25,541,997	$(33,502)	$(27,524,325)	$(1,394,208)

Common shares issued for convertible debt	—	—	401,961	—	—	—	4,019	—	75,981	—	—	80,000
Warrants issued to a lender as a debt discount for a loan	—	—	—	—	—	—	—	—	42,563	—	—	42,563
Warrants issued as a beneficial conversion feature on a loan	—	—	—	—	—	—	—	—	42,562	—	—	42,562
Warrants issued as a finders fee for a loan	—	—	—	—	—	—	—	—	24,800	—	—	24,800
Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	4,600	—	—	4,600
Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	(1,373)	—	(1,373)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,402,864)	(1,402,864)

Balance, October 31, 2004	250,000	250,000	12,480,137	83,983	$250,000	$250,000	$124,801	$840	$25,732,504	$(34,875)	$(28,927,189)	$(2,603,920)

Common shares issued for convertible debt	—	—	285,714	—	—	—	2,857	—	17,143	—	—	20,000
Common shares issued for services	—	—	200,000	—	—	—	2,000	—	15,000	—	—	17,000
Warrants issued as a beneficial conversion feature on a loan	—	—	—	—	—	—	—	—	9,000	—	—	9,000
Warrants issued as a finders fee for a loan	—	—	—	—	—	—	—	—	2,250	—	—	2,250
Options and warrants granted to employees and consultants for services	—	—	—	—	—	—	—	—	58,600	—	—	58,600
Interest recognized on notes receivable for common shares	—	—	—	—	—	—	—	—	—	(1,372)	—	(1,372)
Net income	—	—	—	—	—	—	—	—	—	—	1,117,988	1,117,988

Balance, October 31, 2005	250,000	250,000	12,965,851	83,983	$250,000	$250,000	$129,658	$840	$25,834,496	$(36,247)	$(27,809,201)	$(1,380,454)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.

(Formerly, Electropure, Inc.)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2005

	2005	2004

Cash flows from operating activities:
Net income (loss)	$1,117,988	$(1,402,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	79,185	171,907
Gain on disposition of assets	(695,537)	—
Gain on sale of building	(1,585,637)	—
Bad debt expense	—	(6,085)
Interest expense relating to amortization of holdback	—	4,000
Interest expense relating to amortization of debt issuance costs	—	16,878
Common stock issued for services	17,000	—
Warrants issued as partial compensation for loans	11,250	—
Non-cash compensation for stock options and warrants	58,600	4,600
Discount related to issuance of debt	—	85,126
Interest paid with common stock	20,000	80,000
Interest on notes receivable for common stock	(1,372)	(1,373)

(Increase) decrease in assets:
Trade accounts receivable	(29,434)	(39,792)
Prepaid expenses	(16,312)	7,280
Inventories	(7,441)	59,780
Other assets	2,598	—
Increase (decrease) in liabilities:
Trade accounts payable	73,594	(21,526)
Customer deposits	(40,109)	32,042
Accrued payroll and other liabilities	274,123	62,721
Net cash used in operating activities	(721,504)	(947,306)

Cash flows from investing activities:
Proceeds from disposition of assets	402,647	—
Proceeds from sale of building	3,875,000	—
Purchase of property, plant and equipment	(1,880)	(4,340)
Net cash provided by (used in) investing activities	4,275,767	(4,340)

The accompanying notes are an integral part of these consolidated financial statements.

	2005	2004

Cash flows from financing activities:
Principal payments on notes payable	(2,406,645)	(2,308,046)
Proceeds from issuance of notes payable	—	2,825,000
Principal payments on capital lease obligations	(1,927)	(9,916)
Proceeds from issuance of notes payable to a related party	20,000	450,000

Net cash provided by (used in) financing activities	(2,388,572)	957,038

Net increase in cash	1,165,691	5,392

Cash at beginning of period	29,607	24,215

Cash at end of period	$1,195,298	$29,607

Supplemental Disclosure of Cash Flow Information
Interest paid	$160,229	$145,829
Income taxes paid	$2,400	$1,600

Supplemental Schedule of Non-Cash Investing and Financing Activities

Liabilities assumed in disposition of assets of operating subsidiary	$407,578	$—

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.

(Formerly, Electropure, Inc.)

Notes to the Consolidated Financial Statements

1.                                       Description of Business

Micro Imaging Technology, Inc. (formerly, Electropure, Inc.) (the “Company”), a California corporation, is a holding company whose operations are conducted through its subsidiaries.

In 1997, the Company began marketing a small, point-of-use water treatment product aimed at the high purity segment of commercial and industrial water treatment markets. In February 2000, the Company formed Electropure EDI, Inc. (EDI), a wholly-owned Nevada subsidiary, through which all manufacturing and sales of its proprietary water treatment products were then conducted. In October 2005, the Company sold the assets of the EDI subsidiary and discontinued operations. See Note 4.

In October 1997, the Company acquired an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. In February 2000, the Company formed Micro Imaging Technology (MIT), a wholly-owned Nevada subsidiary, to conduct research and development based upon advancements developed and patented from the licensed technology. The technology is in the development phase and MIT remains the Company’s only operation as of October 31, 2005.

2.                                       Basis of Presentation

The Company incurred net income from continuing operations of $416,251 for the fiscal year ended October 31, 2005 and a net loss of $1,113,264 in fiscal year 2004. At October 31, 2005 the Company had an accumulated deficit of $27,809,201 and is in default under the redemption provisions of its redeemable preferred stock (Note 11) that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets and through private loans from an individual who is a related party and the largest shareholder. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company’s securities, borrowing, or through the sale of assets or products that will generate sufficient revenues in the future to sustain ongoing operations. The Company’s ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.

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

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2005, there were no cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2005 and 2004.

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	2005	2004
Net income (loss), as reported:	$1,117,988	$(1,402,864)

Add: Stock-based employee compensation included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,270)	(135,910)
Pro forma net income (loss):	$1,056,718	$(1,538,774)

Net income (loss) per share
Basic, as reported	$0.09	$(0.11)
Basic, pro forma	$0.08	$(0.13)

Net income (loss) per share
Diluted, as reported	$0.08	$(0.11)
Diluted, pro forma	$0.07	$(0.13)

Weighted average shares outstanding
Basic	12,714,595	12,205,004
Diluted	14,828,209	12,205,004

The pro forma effect for the years presented is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than five years of vesting.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 12.

Revenue Recognition

All servicing and training are provided prior to shipment. Revenues on the sale of the Company’s products are recognized when the products are shipped. The Company does not accept returns. Provision for estimated product warranty cost is recorded at the time of sale and periodically adjusted to reflect actual experience.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for the year ended October 31, 2004 was $6,085. The Company did not incur bad debt expense in fiscal 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in, first-out method of valuation. The Company’s management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 5 years. The Company’s building was being depreciated over an expected useful life of 30 years. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense for the years ended October 31, 2005 and 2004 was $10,092 and $7,531, respectively.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Common stock equivalents of 5,786,479 and 7,211,479 as of October 31, 2005 and 2004, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

Reclassification

Certain amounts presented within the 2004 financial statements have been reclassified in order to conform to the 2005 financial statement presentation. Such reclassifications had no effect on net loss.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory costs.” SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2005. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. Management does not expect adoption of SFAS 123R to have a material impact on the Company’s financial statements.

4.                                       Disposition of Assets

On October 25, 2005, the Company sold the building owned by its subsidiary, Electropure Holdings, LLC, to the George A. Boukather Trust, an unrelated party, for a total of $3,875,000 in cash and realized a gain on the sale in the sum of $1,585,637.

On October 31, 2005, the Company sold substantially all of the assets owned by and utilized in the operations of its Electropure EDI, Inc. subsidiary to SnowPure, LLC, for a total purchase price of $800,000, plus $10,224 to cover a portion of the sales tax, which was paid in a combination of cash and the assumption of certain liabilities. SnowPure, LLC is principally owned and operated by Michael Snow, a former officer of the Company and General Manager of EDI. At closing, the Company received $402,647 in cash proceeds and SnowPure assumed $407,578 in various trade and notes payable. The Company recognized a gain of $695,537 on the sale of assets. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.

The operations from EDI through the date of the sale are included in Gain (loss) from Discontinued Operations on the Consolidated Statements of Operations for fiscal 2005 and 2004. The following is a summary of the results of discontinued operations relating to EDI for the years ended October 31, 2005 and 2004:

	October 31,
	2005	2004
Net sales	$1,338,676	$1,129,009
Cost of Sales	902,267	949,592
Gross profit:	436,409	179,417

Operating costs and expenses:
Research and development	39,610	46,973
Sales, general and administrative	367,175	421,714
Total operating expenses	406,785	468,687

Income (loss) from operations	29,624	(289,270)

Other income (expense):
Interest expense	(12,998)	—
Income (loss) before provision for income tax	16,626	(289,270)
Provision for income tax	(10,426)	(330)
Net income (loss)	$6,200	$(289,600)

5.                                       Inventories

As of October 31, 2005, all inventories had been transferred as part of the sale of EDI assets to SnowPure, LLC.

6.                                       Property, Plant and Equipment

At October 31, 2005, property, plant and equipment consisted of the following:

Machinery and equipment	$27,949
Furniture and fixtures	120,152
148,101
Less: accumulated depreciation	(141,618)
Total property and equipment, net	$6,483

Depreciation expense for the years ended October 31, 2005 and 2004 was $79,185 and $171,907, respectively.

In October 2005, the Company sold its 30,201 square foot building located at 23456 South Pointe Drive, Laguna Hills, California to an unaffiliated third party for $3,875,000 and currently leasing a portion of the facility through April 30, 2006.

7.                                       Acquired Technology

At October 31, 2005, acquired technology consisted of the following:

Ion exchange membrane technology	$200,000
Less: accumulated amortization	(200,000)
Acquired technology, net	$—

There was no amortization expense for the fiscal year ended October 31, 2005 as acquired technology was fully amortized during the fiscal year ended October 31, 2003.

8.                                       Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in machinery and equipment and furniture and fixtures and was $59,148 at October 31, 2004. Leased equipment valued at $22,891 was transferred to SnowPure, LLC pursuant to the October 2005 sale of EDI assets and at October 31, 2005, the Company retained $36,257 in capital equipment obtained under leases. Accumulated amortization of the leased equipment at October 31, 2005 and 2004 was $56,907 and $49,894, respectively. Amortization of the leased property is included in depreciation expense.

As of October 31, 2005, all leases on capital equipment, including equipment transferred to SnowPure, LLC, had been paid in full.

9.                                       Notes Payable

At October 31, 2005, notes payable consisted of the following:

Convertible note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT), with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2006.	(A)	$1,000,000

Note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		150,000

Convertible notes payable to major shareholder (for six separate loans), collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		550,000

Unsecured convertible notes payable to major shareholder (for three separate loans) with principal and interest at 8% per annum due in full on February 23, 2006.		170,000

		1,870,000
Less current maturities		(1,870,000)

Long Term portion of notes payable		$—

(A) The Company is currently in default of the interest payment provisions on the loan which required payment on or about March 31, June 30, September 30, and December 31, 2005.

10.                                 Income Taxes

At October 31, 2005 and 2004, the components of the income tax expense are as follows:

	2005	2004
Current tax expense:
Federal	$4,600	$—
State	1,584	1,270
	6,184	1,270

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$6,184	$1,270

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2005 were as follows:

Current deferred tax assets:
Accrued vacation	$13,714
Deferred payroll	39,228
Book compensation for options and warrants	430,276
Other	95,504
Total current deferred tax assets	578,722
Valuation allowance	(578,722)
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$5,662,470
Other credit carryforward	301,214
Depreciation and amortization	8,940
Total noncurrent deferred tax assets	5,972,624
Valuation allowance	(5,972,624)
Net deferred noncurrent tax assets	$—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2005 was a decrease of $1,408,487.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

Tax expense (benefit) at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(0.7)%	(0.1)%
Utilization of net operating loss	37.3%	0%
Change in beginning balance of valuation allowance	(4.1)%	32.5%

Effective income tax rate	(1.5)%	(1.6)%

The Company has federal and state net operating loss carryforwards of $15,984.161 and $2,597,545, respectively. The federal and state net operating loss carryforwards began expiring in 2005. The Company also has federal and state research and development tax credit carryforwards of $175,518 and $109,086, respectively. The federal tax credits will begin to expire in 2013.

11.                                 Shareholders’ Deficit

Common Stock

In January 2001, the Company borrowed $1,000,000 from a related party who is the largest shareholder. The terms of the note provided for interest only payments each calendar quarter at the rate of 8% per annum. On January 27, 2005, the Company exchanged a total of 285,714 shares of common stock, at a conversion rate of $0.07 per share, for interest accrued on the loan through December 31, 2004 in the total amount of $20,000.

On June 29, 2005, for one-year’s services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share. The shares vest in 50,000 increments each month during the term of the agreement. The warrants vested fully on the date of grant and are exercisable through June 29, 2008. The fair market value of the shares and warrants as of October 31, 2005 was $17,000 and $18,000, respectively, and was recorded as consulting expense in the current period.

In August 1997, the Company allowed a current officer and director to exercise warrants held by him in exchange for a note receivable at a fixed interest rate of 5.49%. As of October 31, 2005 and 2004, the note receivable related to the issuance of common stock is reflected as a reduction in equity and is summarized as follows:

	2005	2004
Note receivable from an officer and director of the Company for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of 5.49% per annum, due in July 2002. The note receivable is collateralized by shares issued resulting from the exercise of warrants. The amount outstanding includes accrued interest of $11,247.	$36,247	$34,875

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

12.                                 Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. (formerly, Electropure, Inc.) 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. No options were granted under this plan during the fiscal year ended October 31, 2005 or 2004. As of the year ended October 31, 2005, the number of options granted by the

Company exceeds the total authorized by the plan by 10,000 options. In fiscal 2001, the Company also authorized the issuance of 450,000 options at an exercise price of $0.50 per share to the members of the Board of Directors contingent upon concluding a manufacturing or strategic alliance for the sale of EDI products or equity interests in the EDI subsidiary. All of the options granted by the Company during the year ended October 31, 2001, including those contingently issuable to the Board, are subject to approval by the Company’s shareholders of an increase in the authorized number of options available under the plan at its next Annual Meeting of Shareholders. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

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

No Electropure options were granted during the fiscal year ended October 31, 2004 and 2005.

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2003	2,095,000	$0.74
Granted	—	—
Exercised	—	—
Expired	(300,000)	0.81
Canceled	(50,000)	0.73
Outstanding at October 31, 2004	1,745,000	0.56
Granted	—	—
Exercised	—	—
Expired	(650,000)	0.90
Canceled	—	—
Outstanding at October 31, 2005	1,095,000	$0.36

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003. The weighted average fair value of the MIT options granted was $0.10. No MIT options have been granted prior to or since fiscal 2003.

The Company has not granted options since the fiscal year ended October 31, 2003. Summary information about the Company’s options outstanding at October 31, 2005:

Range of Exercise Prices	Options Outstanding October 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2005	Weighted Average Exercise Price

ELECTROPURE:
$ 0.28 - $0.50	985,000	4.4	$0.30	846,000	$0.31
$ 0.59 - $0.90	50,000	4.8	$0.78	50,000	$0.78
$ 0.94 - $1.13	60,000	1.0	$0.94	60,000	$0.94
	1,095,000			956,000
MIT:
$ 0.10	560,000	2.8	$0.10	560,000	$0.10
TOTAL:	1,655,000			1,516,000

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

In this connection, during the years ended October 31, 2005 and 2004 the Company granted warrants as follows:

In March 2004, in partial consideration for a loan from an unaffiliated third party, the Company issued warrants to purchase a total of 160,000 shares of common stock at $0.20 per share, expiring in March 2006. The fair value of the warrants on the date of issuance, $42,563, was recorded as debt discount and was fully expensed in May 2004 when the loan was repaid. Warrants to purchase an additional 80,000 shares of common stock at $0.20 per share were also issued as a finder’s fee in connection with this loan. The fair value of the warrants, $24,800, which also expire in May 2006, was fully expensed in fiscal 2004 as financing costs.

On June 29, 2005, for one-year’s services to be performed, the Company granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share. The shares vest in 50,000 increments per month and 200,000 shares had vested as of October 31, 2005. The warrants vested in full as of the date of grant and are exercisable through June 29, 2008. The fair market value of the shares and warrants was $17,000 and $18,000, respectively, and was recorded as consulting expense as of October 31, 2005.

On June 29, 2005, the Company granted warrants to purchase 50,000 shares of common stock to a consultant for future services. The warrants are exercisable at $0.10 per share and expire on June 29, 2008. The fair market value of the warrants was $4,500 and was recorded as a consulting expense.

On July 1, 2005, for future legal services to be performed, the Company granted legal counsel 200,000 warrants to purchase 200,000 shares of common stock at exercise price of $0.06 per share and 200,000 shares of common stock at $0.25 per share. The warrants are exercisable through July 1, 2008. The fair market value of the warrants on the date of issuance was $36,000 and was recorded as legal expense.

In July 2005, the Company borrowed $50,000 and $250,000 from two separate lenders and granted warrants to purchase a total of 125,000 shares of common stock as partial consideration for the loans. The warrants have a contractual life of three years and are exercisable at $0.06 per share. The fair market value of the warrants, $11,250, was recorded as financing charges.

The following table summarizes the information relating to Electropure warrants granted to non-employees as of October 31, 2005 and 2004 and changes during the years then ended:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2003	2,375,000	$0.74
Granted	240,000	0.20
Exercised	—	—
Expired	(250,000)	0.50
Outstanding at October 31, 2004	2,365,000	0.71
Granted	775,000	0.14
Exercised	—	—
Expired	(975,000)	0.93
Outstanding at October 31, 2005	2,165,000	$0.71

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2005 and 2004 and changes during the years then ended. Warrants to purchase 250,000 shares of the common stock of the Company’s majority owned subsidiary which were issued in connection with a private placement offering, as previously disclosed and accounted for during the fiscal year ended October 31, 2000, have been included in the table below as a new issuance in the year ended October 31, 2004.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2003	525,000	$1.37
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at October 31, 2004	525,000	1.37
Granted	—	—
Exercised	—	—
Expired	(250,000)	1.25
Outstanding at October 31, 2005	275,000	$1.48

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2005 and 2004:

	2005	2004
ELECTROPURE:
Risk-free interest rate	3.840%	2.730%
Expected dividend yield	—	—
Expected stock price volatility	1.905	1.973
Expected life in years	3 years	2 years

MICRO IMAGING TECHNOLOGY:
Rick-free interest rate	—	—
Expected dividend yield	—	—
Expected stock price volatility	—	—
Expected life in years	—	—

Summary information about the Company’s warrants outstanding at October 31, 2005 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2005	Weighted Average Exercise Price

ELECTROPURE:
$ 0.10 - $0.75	1,690,000	1.8	$0.24	1,690,000	$0.24
$ 0.78 - $1.00	260,000	2.2	$0.99	260,000	$0.99
$ 1.06 - $1.38	215,000	1.0	$1.12	215,000	$1.12
	2,165,000			2,165,000
MIT:
	275,000	2.1	$1.48	525,000	$1.48
TOTAL:	2,440,000			2,440,000

13.                                 Commitments and Contingencies

Facilities Agreement

The Company leased 12,000 sq. ft of its 30,000 sq. ft. facilities to a third party until October 26, 2005 when it sold the building to the George Boukather Trust. Rental income was $149,100 and $130,850 for the fiscal year ended October 31, 2005 and 2004, respectively.

Commencing November 1, 2005, the Company entered into a short-term agreement to lease back approximately 7,800 sq. ft. of the building from the new owner through February 28, 2006 at the rate of $9,175 per month. The Company issued a security deposit of $9,175 and prepaid all rents due through the original lease term, which has since been extended to April 30, 2006. For the fiscal year ended October 31, 2005, the Company paid pro-rated rent to the new lessor from the sale date in the sum of $3,646.03. In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month.

Future minimum facilities lease payments as of October 31, 2005, less prepayments (as adjusted to reflect the effect of subsequent events), are as follows:

2006	$43,900
2007	$18,250

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

Purchase Commitments

In an effort to establish a fixed price for raw materials and services, the Company entered into purchase commitments with vendors on terms ranging from 1 to 12 months. Pursuant to the sale of EDI assets in October 2005, SnowPure, LLC assumed all liability for all but $5,620 in purchase commitments issued by the Company, which remaining amount has been accrued as accounts payable as of October 31, 2005. The following tables summarizes the commitments entered into by the Company for the fiscal years ended October 31, 2005 and 2004 and the changes during the years then ended:

Outstanding Purchase Obligations at October 31, 2003	$96,631
Purchase Commitments Issued	75,290
Total Purchases	(143,581)
Outstanding Purchase Obligations at October 31, 2004	28,340
Purchase Commitments Issued	434,250
Total Purchases	(296,987)
Assumed by SnowPure, LLC	(186,983)
Reclassified to Accounts Payable	(5,620)
Outstanding Purchase Obligations at October 31, 2005	$—

Contingent Share Issuance

Under an agreement with EDI Components to terminate a 1992 license agreement, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company’s common stock reaches certain levels ranging from $3.00 to $5.50 per share.

14.                                 Related Party Transactions

Due to lack of working capital, certain officers and employees of the Company deferred payment of salaries and reimbursement of expenses due during fiscal 2004 and 2005, as reflected in the table below. Deferred wages and accrued expenses due to Michael Snow in the sum of $52,292 and $27,622, respectively, were paid pursuant to the EDI asset sale transaction with SnowPure, LLC in October 2005.

EMPLOYEE	POSITION		GROSS WAGES DEFERRED	TOTAL UNPAID EXPENSES
Floyd Panning	President and Director	2004	$20,421	$18,530
		2005	$61,261	$9,494
			$81,682	$28,024

Catherine Patterson	Chief Financial Officer	2004	$9,300	$7,594
		2005	$12,600	$1,253
			$21,900	$8,847

	TOTAL DEFERRED:	2005	$103,582	$36,871

See Notes 4, 9, 11, 12, 13 and 15 for other related party transactions.

15.                                 Subsequent Events (Unaudited)

On December 30, 2005, the Company entered into a one-year Finder’s Fee Agreement with an unrelated party seeking up to $5 million in financing on behalf of the Company. The agreement provides for a commission to the finder of 10% on the first $1 million realized and 6% on any additional financing received by the Company. The finder will also receive three-year warrants to purchase up to 200,000 shares of common stock at $0.09 per share, pro-rata to the amount of financing received.

In January 2005, the Company entered into an Intermediary Consulting Agreement with a Newport Beach, California company to provide consulting services for financing arrangements   in exchange for the issuance of 200,000 shares of the Company’s common stock.

On January 26, 2006, the Company’s largest shareholder converted a total of $43,221 in interest accrued on various loans made to the Company into 308,721 shares of common stock at the rate of $0.14 per share.

On January 26, 2006, the Company granted options to purchase a total of 500,000 shares of its common stock under the Company’s 1999 Stock Option Plan to the officers, directors and employees of the Company.  The options are exercisable at $0.14 per share and vest in various increments over 5 to 10 years.