Form 10QSB
period 2006-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2006-03-17
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒.

At March 7, 2006, 13,624,572 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

January 31, 2006
ASSETS
Current assets:
Cash	$655,864
Prepaid expenses	38,222
Total current assets	694,086

Fixed assets	21,767

Total assets	$715,853
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable to shareholder	$1,870,000
Trade accounts payable	135,215
Accrued payroll	98,294
Other accrued expenses	268,167
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2006.	26,000
Total current liabilities	2,397,676

Commitments and contingencies	—

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2006; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2006; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 13,624,572 shares issued and outstanding at January 31, 2006	136,245
Class B common stock, $0.01 par value; 839,825 shares authorized; 83,983 shares issued and outstanding at January 31, 2006.	840
Additional paid-in capital	25,925,130
Note receivable on common stock	(36,590)
Accumulated deficit from previous operating activities (A)	(27,809,201)
Deficit accumulated during the development stage	(398,247)
Total shareholders’ deficit	(1,681,823)
Total liabilities and shareholders’ deficit	$715,853

(A)                              On October 31, 2005, the Company discontinued its operations. Effectively, on November 1, 2005, the Company became a development stage company.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2006	2005

Operating costs and expenses:
Research and development	$131,897	$71,538
Sales, general and administrative	225,590	102,509

Loss from operations	357,487	174,047

Other income (expense):
Interest income	3,062	345
Interest expense	(41,422)	(81,578)
Sublease income	—	37,800
Other income (expense), net	(800)	—
Other income (expense), net	(39,160)	(43,433)

Loss from continuing operations before
provision for income tax	(396,647)	(217,480)
Provision for income tax	(1,600)	(1,600)
Net loss from continuing operations	$(398,247)	$(219,080)

Net loss from discontinued operations	—	(31,054)

Net loss	$(398,247)	$(250,134)

Net loss per share, basic and diluted,
From continuing operations	$(0.03)	$(0.02)
From discontinued operations	—	—
Net loss per share, basic and diluted	$(0.03)	$(0.02)

Shares used in computing basic and diluted net loss per share	13,041,509	12,492,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(398,247)	$(250,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,466	21,124
Interest expense relating to amortization of debt issuance costs	—	3,052
Common stock issued for services	48,000	—
Non-cash compensation for stock options and warrants	6,000	—
Interest paid with common stock	43,221	20,000
Interest on notes receivable for common stock	(343)	(343)

(Increase) decrease in assets:
Trade accounts receivable	—	16,749
Prepaid expenses	(12,633)	—
Inventories	—	4,670
Increase (decrease) in liabilities:
Trade accounts payable	(32,350)	20,360
Customer deposits	—	(1,829)
Accrued payroll and other expenses	(177,797)	43,152

Net cash used in operating activities	(522,684)	(123,199)

Cash flows from investing activities:
Purchase of fixed assets	(16,750)	—

Net cash used in investing activities	(16,750)	—

Cash flows from financing activities:
Principal payments on notes payable	—	(11,226)
Principal payments on capital lease obligations	—	(1,478)
Proceeds from issuance of notes payable to a related party	—	120,000

Net cash provided by financing activities	—	107,296

Net change in cash	(539,434)	(15,903)

Cash at beginning of period	1,195,298	29,607

Cash at end of period	$655,864	$13,704

Supplemental Disclosure of Cash Flow Information

Interest paid	$111	$37,398
Income taxes paid	$800	$1,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

1.                    Nature of our Business, Development Stage Company and Continuance of Operations

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has incurred substantial losses and there is substantial doubt that the Company will generate sufficient revenues in the foreseeable future to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company conducts research and development, through its Micro Imaging Technology subsidiary (MIT), on a non-biological identification method and process with the ability to quickly and accurately detect and identify pathogenic microbes such as Cryptosporidium, Giardia, E. coli, Listeria, and Salmonella.

On October 31, 2005, the Company discontinued the operations and sold the assets of its Electropure EDI subsidiary which had been engaged in manufacturing and marketing the “EDI” series of electrodeionization water treatment devices for commercial and industrial high purity water applications. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the three months ended January 31, 2005. As of November 1, 2005, the Company became a development stage company.  The three months ended January 31, 2006 reflected in the accompanying unaudited condensed consolidated financials also represents the cumulative development stage period from November 1, 2005 to January 31, 2006. The proceeds of the EDI sale, as well as proceeds from the sale of our building in October 2005, are being focused on furthering the development and commercialization of the patented, proprietary technology held by our MIT subsidiary.

2.                    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2006 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2005, included in our Annual Report on Form 10-KSB.

3.                    Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since October 31, 2005. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2005. The Company will implement the provisions of SFAS 123R in the first quarter of its fiscal year ending October 31, 2007. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. Management believes that the impact on the Company’s financial statements will approximate the pro forma information presented in the table below.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended January 31,
	2006	2005
Net loss, as reported:	$(398,247)	$(250,134)

Add: Stock-based employee compensation included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,400)	(39,700)

Pro forma net loss:	$(425,647)	$(289,834)

Earnings per share:
Basic and diluted, as reported	$(0.03)	$(0.02)

Basic and diluted, pro forma	$(0.03)	$(0.02)

Weighted average shares outstanding	13,041,509	12,492,696

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended January 31, 2006 and January 31, 2005 as follows:

	2006	2005
Stock options and warrants	4,295,000	4,820,000
Convertible preferred stock	1,500,000	1,500,000
Contingently issuable common shares	516,479	516,479
	6,311,479	6,836,479

4.                    Notes Payable

At January 31, 2006, notes payable consisted of the following:

Convertible note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary, with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2006.	(A)	$1,000,000

Note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		150,000

Convertible notes payable to major shareholder (for six separate loans), collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		550,000

Unsecured convertible notes payable to major shareholder (for three separate loans) with principal and interest at 8% per annum due in full on February 23, 2006.		170,000

	(B)	1,870,000
Less current maturities		(1,870,000)

Long Term portion of notes payable		$—

(A)                 The Company is currently in default of the interest payment provisions on the loan which required payment on or about March 31, June 30, September 30, and December 31, 2005.

(B)                   As of February 23, 2006, the Company is in default of the repayment provisions for all notes payable to our majority shareholder. The Company intends to request our shareholder for extensions on repayment of these loans.

5.                    Securities Transactions

Common Stock Issued for Debt

On January 26, 2006, we issued 308,721 shares of common stock to our majority shareholder, Anthony M. Frank, in payment of $43,221 in accrued interest on $335,000 in principal loans made to the Company between November 2003 and January 2005. The fair market value of the common stock was $0.14 per share on the conversion date.

Common Stock Issued to Consultants

On June 29, 2005, for one-year’s services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The shares vest in increments of 50,000 per month and during the three months ended January 31, 2006, the Company had issued 150,000 shares to the consultant. The fair market value of the shares was $20,000 and was recorded as consulting expense as of the three months ended January 31, 2006.

On January 26, 2006, the Company entered into an Intermediary Consulting Agreement with a Newport Beach, California company to provide consulting services for financing arrangements in exchange for the issuance of 200,000 shares of the Company’s common stock. The fair market value of the shares was $28,000, or $0.14 per share, and was recorded as consulting expense.

Options Issued to Directors and Employees

On January 26, 2006, the Company granted options to purchase a total of 500,000 shares of its common stock under the Company’s 1999 Stock Option Plan to the officers, directors and employees of the Company. The options are exercisable at $0.14 per share and vest in various increments over 5 to 10 years.

As of November 1, 2005, pursuant to the sale of the EDI assets to SnowPure, LLC, the status of Michael Snow as an employee of the Company changed. Consequently, the value of options to purchase 75,000 shares of common stock granted to him in 2003 that vested in January 2006 was recognized as compensation as of the three months ended January 31, 2006. The fair market value of such options was determined to be $0.08 per share, for a total compensation expense of $6,000.

6.                    Commitments and Contingencies

In December 2005, the Company entered into a one-year Finder’s Fee Agreement with an unrelated party seeking up to $5 million in financing on behalf of the Company. The agreement provides for a 10% commission on the first $1 million realized by the Company and 6% on any additional financing received. The finder will also receive three-year warrants to purchase up to 200,000 shares of common stock at $0.09 per share, pro-rata to the amount of financing received.

On January 26, 2006, the Company entered into a one-year agreement with an unaffiliated party to lease a 4,147 sq. ft. facility located in San Clemente, California. The lease term commences on April 1, 2006 at the rate of $3,650 per month. The Company has made a security deposit equal to the monthly rent and has prepaid the first month’s rent. The Company has the option to extend the lease for up to 5 one-year terms.

7.       Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $2,843 and $1,166 for the three months ended January 31, 2006 and 2005, respectively.

8.                    Subsequent Events

In February 2006, we issued an additional 50,000 shares of common stock to a consultant under the terms of a June 2005 agreement.

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

Results of Operations

References to fiscal 2006 and fiscal 2005 are for the three months ended January 31, 2006 and 2005, respectively.

Research and development expenses for the three month period ended January 31, 2006 increased by $60,359 compared to the first quarter of the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to consulting and patent expenses as well as a slight increase in salaries and related expenses in the current fiscal period.

Sales, general and administrative expenses increased by $123,081 for the three month period ended January 31, 2006 as compared to the same period in 2005. The Company incurred increased legal and accounting expenses in fiscal 2006 as well as the expense of leasing back a portion of the building which it sold in October 2005. These increases were partially offset by decreases in depreciation expense and property tax.

Interest income increased by $2,717 for the three months ended January 31, 2006 as a result of the short-term investment of proceeds received from the sale of our building and EDI assets in October 2005. Interest expense for the three month period ended January 31, 2006 decreased by $40,156 compared to the comparable prior period. The difference primarily represents the elimination of mortgage interest as of October 2005 when we sold our building and the lack of short term borrowings that the Company conducted in fiscal 2005.

Components of other income, other than interest, decreased by $38,600 for the three months ended January 31, 2006 compared to the prior year period. The difference primarily relates to monthly sublease payments collected from an unaffiliated tenant until we sold our building in October 2005.

We recorded the minimum state income tax provision in fiscal 2005 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Discontinued Operations

On October 31, 2005, the Company sold substantially all of the assets owned by and utilized in the operations of its Electropure EDI, Inc. subsidiary to SnowPure, LLC and discontinued operations. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the three months ended January 31, 2005 in accordance with the requirements of SFAS 144. The operations from EDI are included in Net Loss from Discontinued Operations on the Consolidated Statements of Operations for the three months ended January 31, 2005. The following is a summary of the results of discontinued operations relating to EDI for the three month period ended January 31, 2005:

January 31, 2005

Net sales	$295,522
Cost of Sales	226,367
Gross profit:	69,155

Operating costs and expenses:
Research and development	9,412
Sales, general and administrative	87,795
Total operating expenses	97,207

Income (loss) from operations	(28,052)

Other expense:
Interest expense	(3,002)
Net loss	$(31,054)

Liquidity and Capital Resources

At January 31, 2006, we had a working capital deficit of $1,703,590. This represents a $316,653 increase in the working capital deficit compared to that reported at October 31, 2005. A primary component of the increase resulted from the sale of current assets of our EDI subsidiary in October 2005. Additionally, the Company utilized the cash proceeds from the sale, as well as proceeds from the sale of our building in October 2005, on increased research and development expenditures and general and administrative expenses such as accounting fees and rent expense.

Aggregate maturities at January 31, 2006 required on $1,870,000 in notes payable are due in February 2006 and, as of the date of this Report, the Company is in default of the repayment provisions for such notes payable.

Since October 2005, our primary source of working capital has been the proceeds from the sale of our building and from the sale of the assets of our EDI subsidiary.

Plan of Operation

In the opinion of management, available funds are expected to satisfy our working capital requirements through August 2006. Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2005 which raises substantial doubt about our ability to continue as a going concern.

Currently, we are seeking working capital through manufacturing arrangements, strategic partnerships, loans and/or the sale of private placement equity so that we may bring the MIT technology to a commercial stage. This approach is intended to optimize the value of the Company for its shareholders. To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. The implementation of this strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner.

In December 2005, the Company entered into a one-year Finder’s Fee Agreement with an unrelated party seeking up to $5 million in financing on behalf of the Company. The agreement provides for a 10% commission on the first $1 million realized by the Company and 6% on any additional financing received. The finder will also receive three-year warrants to purchase up to 200,000 shares of common stock at $0.09 per share, pro-rata to the amount of financing received.

We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current shareholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining financing for future developments, whether in the form of loans, licenses or equity transactions, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

The Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including the Company’s President and Principal Executive Officer and its Principal Financial Officer. Based on that evaluation and the events described above, the Company’s President and Principal Executive Officer and its Principal Financial Officer concluded that, as of their evaluation, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company have not been in effect for a sufficient amount of time to allow for testing and validation.

Changes in internal controls over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) required the Company to include an internal control report in its Annual Report on Form 10-KSB for the year ended October 31, 2005 and in subsequent Annual Reports thereafter.

As previously reported in our Annual Report on Form 10-KSB for the year ended October 31, 2005, we concluded that, as of October 31, 2005, our internal controls over financial reporting were not effective due to:

•                  Lack of sufficient personnel and technical accounting and financing reporting expertise within the Company’s accounting and finance function;

•                  Inadequate controls over period-end financial reporting, where our CFO was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations.

Since October 31, 2005 and through the date of the filing of this Form 10-QSB, and in response to the material weaknesses identified as of October 31, 2005, we have strengthened our procedures to ensure that certain critical portions of the quarterly and annual internal financial information are reported properly and in a timely manner. Moreover, we believe that additional improvements to our internal control over financial reporting may be required to remediate the material weaknesses, including, but not limited to, engaging the services of internal accounting and finance experts.

PART II - OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2.              Changes in Securities

On January 26, 2006, the Company issued 308,721 shares of common stock to our majority shareholder upon the conversion of $43,221 in interest accrued on a $335,000 in principal loans. The fair market value of the common stock on the date of conversion was $0.14 per share.

On June 29, 2005, the Company entered into a one-year arrangement with a consultant for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company has agreed to issue 50,000 shares of common stock to the consultant each month and has granted three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. During the three months ended January 31, 2006, we issued 150,000 shares of common stock to the consultant at an aggregate fair market value of $20,000.

On January 26, 2006, we issued 200,000 shares of common stock in exchange for consulting services to be provided. The fair market value of the shares was $28,000 or $0.14 per share as of the issuance date.

In January 2006, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to various officers, directors and employees of the Company. Such warrants are exercisable at $0.14 per share and expire through January 26, 2016.

Item 3.              Defaults Upon Senior Securities

The Company has failed to pay interest as it became due since December 31, 2004 as it relates to the $1 million loan made by Mr. Frank to the Company in January 2001. As of the three months ended January 31, 2006, we are in default of such interest payments in the total amount of $100,000.

As of February 23, 2006, all of the $1,870,000 in notes payable to our majority shareholder became due and payable and we are currently in default pursuant to the terms of the notes. The Company is currently negotiating to extend the maturity dates of the loans.

Items 4 and 5 omitted as not applicable.

Item 6.              Exhibits and Reports on Form 8-K

(a)                                       Exhibits:

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

(b)               Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 7, 2006

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)