Form 10QSB
period 2006-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2006-06-08
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2006

MICRO IMAGING TECHNOLOGY, INC.

(Formerly, Electropure, Inc.)

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California  92673
(Address of principal executive offices)          (Zip Code)

Registrant’s telephone number, including area code:  (949) 770-9347

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

At June 1, 2006, 13,824,572 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

ASSETS
April 30,
2006
Current assets:
Cash	$298,730
Prepaid expenses	36,670
Total current assets	335,400

Fixed assets	100,090
Total assets	$435,490
LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable to shareholder	1,870,000
Trade accounts payable	75,656
Accounts payable to officers	41,787
Accrued payroll	100,669
Other accrued expenses	303,211
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2006.	26,000
Total liabilities	2,417,323
Commitments and contingencies
Shareholders' deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2006; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at April 30, 2006; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 20,000,000 shares authorized; 13,774,572 shares issued and outstanding at April 30, 2006.	137,745
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at April 30, 2006.	840
Additional paid-in capital	25,960,630
Notes receivable on common stock	(36,933)
Accumulated deficit from previous operating activities (A)	(27,809,201)
Deficit accumulated during the development stage	(734,914)
Total shareholders' deficit	(1,981,833)
Total liabilities and shareholders' deficit	$435,490

(A)                              On October 31, 2005, the Company discontinued its operations. Effectively, on November 1, 2005, the Company became a development stage company.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	April 30,		April 30,
	2006	2005	2006	2005
			(A)
Operating costs and expenses:
Research and development	$146,506	$70,330	$278,403	$141,868
Sales, general and administrative	155,207	155,908	380,797	258,417

Loss from operations	(301,713)	(226,238)	(659,200)	(400,285)

Other income (expense):
Interest income	2,422	344	5,484	689
Interest expense	(37,376)	(77,898)	(78,798)	(159,476)
Sublease income	—	37,800	—	75,600
Other income (expense), net	—	—	(800)	—
Other income (expense), net	(34,954)	(39,754)	(74,114)	(83,187)

Loss from continuing operations before
provision for income tax	(336,667)	(265,992)	(733,314)	(483,472)
Provision for income tax	—	—	(1,600)	(1,600)
Net loss from continuing operations	(336,667)	(265,992)	(734,914)	(485,072)

Net loss from discontinued operations	—	(14,451)	—	(45,505)

Net loss	$(336,667)	$(280,443)	$(734,914)	$(530,577)

Net loss per share, basic and diluted,
From continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.04)
From discontinued operations	—	—	—	—
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Shares used in computing basic and diluted net loss per share	13,675,696	12,765,851	13,355,079	12,627,756

(A)                  As of November 1, 2005, the Company became a development stage company. The six months ended April 30, 2006 reflected in the condensed consolidated statements of operations also represents the cumulative development stage period from November 1, 2005 to April 30, 2006.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(734,914)	$(530,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,984	41,726
Common stock issued for services	85,000	—
Non-cash compensation for stock options and warrants	6,000	100
Interest paid with common stock	43,221	20,000
Interest on notes receivable for common stock	(686)	(686)
(Increase) decrease in assets:
Trade accounts receivable	—	24,382
Prepaid expenses	(11,080)	(20,000)
Inventories	—	(16,968)
Other assets	—	6,004
Increase (decrease) in liabilities:
Trade accounts payable	(55,039)	44,242
Accounts payable to officers	4,916	4,595
Customer deposits	—	23,987
Accrued payroll and other expenses	(140,379)	107,601
Net cash used in operating activities	(799,977)	(295,594)
Cash flows from investing activities:
Purchase of fixed assets	(96,591)	(684)
Net cash used in investing activities	(96,591)	(684)
Cash flows from financing activities:
Principal payments on notes payable	—	(22,614)
Principal payments on capital lease obligations	—	(1,927)
Proceeds from issuance of notes payable to a related party	—	370,000
Net cash provided by financing activities	—	345,459
Net change in cash	(896,568)	49,181
Cash at beginning of period	1,195,298	29,607
Cash at end of period	$298,730	$78,788
Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$71,187
Income taxes paid	$800	$1,600

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

On October 31, 2005, the Company discontinued the operations and sold the assets of its Electropure EDI subsidiary which had been engaged in manufacturing and marketing the “EDI” series of electrodeionization water treatment devices for commercial and industrial high purity water applications. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the three and six month periods ended April 30, 2005. As of November 1, 2005, the Company became a development stage company. The three and six month periods ended April 30, 2006 reflected in the accompanying unaudited condensed consolidated financials also represents the cumulative development stage period from November 1, 2005 to April 30, 2006. The proceeds of the EDI sale, as well as proceeds from the sale of our building in October 2005, are being focused on furthering the development and commercialization of the patented, proprietary technology held by our MIT subsidiary.

2.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2006 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2005, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006.

3.                 Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since October 31, 2005. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement is effective for awards granted, modified or settled in fiscal years beginning after December 15, 2005. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. The Company will implement the provisions of SFAS 123R in the first quarter of its fiscal year ending October 31, 2007. Management believes that the impact on the Company’s financial statements will approximate the pro forma information presented in the table below.

We currently account for stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact of expensing options, valued using the Black-Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net loss, as reported:	$(336,667)	$(280,443)	$(734,914)	$(530,577)

Add: Stock-based employee compensation included in reported net loss	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(48,500)	(39,700)

Pro forma net loss:	$(336,667)	$(280,443)	$(783,414)	$(570,277)

Earnings per share:
Basic and diluted, as reported	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Basic and diluted, pro forma	$(0.02)	$(0.02)	$(0.06)	$(0.05)

Weighted average shares outstanding	13,675,696	12,765,851	13,355,079	12,627,756

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended April 30, 2006 and April 30, 2005 as follows:

	2006	2005
Stock options and warrants	3,680,000	4,420,000
Convertible preferred stock	1,500,000	1,500,000
Contingently issuable common shares	516,479	516,479
	5,696,479	6,436,479

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.                 Notes Payable

At April 30, 2006, notes payable consisted of the following:

Note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT), with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on January 17, 2006.	(A)	$1,000,000

Note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.		150,000

Convertible notes payable to major shareholder, collateralized by intellectual property of MIT; principal and interest at 8% per annum due in full on February 23, 2006.		550,000

Unsecured convertible notes payable to major shareholder with principal and interest at 8% per annum due in full on February 23, 2006.		170,000
		1,870,000
Less current maturities		(1,870,000)
Long Term portion of notes payable		$—

(A)        The Company is currently in default of the interest payment provisions on the loan which required payment on or about March 31, June 30, September 30, December 31, 2005 and March 31, 2006.

As of February 23, 2006, the Company is in default of the repayment provisions for all notes payable to our majority shareholder. The Company is currently negotiating with our shareholder for extensions on repayment of these loans.

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

Common Stock Issued to Consultants

On June 29, 2005, for one-year’s services to be performed, we granted a consultant 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at exercise price of $0.10 per share, as well as 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The shares vest in increments of 50,000 per month and during the six months ended April 30, 2006, the Company had issued 300,000 shares to the consultant. The fair market value of the shares was $57,000 and was recorded as consulting expense as of the six months ended April 30, 2006.

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

As of November 1, 2005, pursuant to the sale of the EDI assets to SnowPure, LLC, the status of Michael Snow as an employee of the Company changed. Consequently, the value of options to purchase 75,000 shares of common stock granted to him in 2003 that vested in January 2006 was recognized as compensation as of the six months ended April 30, 2006. The fair market value of such options was determined to be $0.08 per share, for a total compensation expense of $6,000.

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

On January 26, 2006, the Company entered into a one-year agreement with an unaffiliated party to lease a 4,147 sq. ft. facility located in San Clemente, California. The lease term commenced on April 1, 2006 at the rate of $3,650 per month. As of April 30, 2006, the Company had paid a security deposit equal to the monthly rent and has prepaid one month’s lease payment. The Company has the option to extend the lease for up to 5 one-year terms.

7.                 Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $4,835 and $4,938 for the six months ended April 30, 2006 and 2005, respectively.

8.                 Subsequent Events

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common stock to a consultant for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal instruments each calendar quarter commencing on the date of grant.

Also on May 8, 2006, the Company granted three-year warrants to purchase 100,000 shares of common stock to a consultant in consideration for services rendered and to be rendered. The warrants vest in full as of the grant date with an exercise price of $0.20 per share.

On May 31, 2006, we issued an additional 50,000 shares of common stock to a consultant under the terms of a June 2005 agreement.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

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

Results of Operations

References to fiscal 2006 and fiscal 2005 are for the six months ended April 30, 2006 and 2005, respectively.

Research and development expenses for the three and six month periods ended April 30, 2006 increased by $76,176 and $136,535, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to consulting and patent expenses as well as a slight increase in salaries and related expenses in the current fiscal period.

Sales, general and administrative expenses decreased by $701 for the three month period ended April 30, 2006 compared to the prior year period, due primarily to a reduction in depreciation expense on assets sold in October 2005, offset by an increase in accounting expenses. For the six month period ended April 30, 2006, sales, general and administrative expenses increased by $122,380, as compared to the same period in 2005. The Company incurred increased consulting and accounting expenses in fiscal 2006, shareholder relations costs and the expense of leasing back a portion of the building which it sold in October 2005. These increases were partially offset by decreases in depreciation, insurance and legal expenses and property tax on the building sold in October 2005.

Interest income increased by $2,078 and $4,795 for the three and six months ended April 30, 2006 as a result of the short-term investment of proceeds received from the sale of our building and EDI assets in October 2005. Interest expense for the three and six month periods ended April 30, 2006 decreased by $40,522 and $80,678 compared to the comparable prior periods. The difference primarily represents the elimination of mortgage interest as of October 2005 when we sold our building and the lack of short term borrowings that the Company conducted in fiscal 2005.

Components of other income, other than interest, decreased by $37,800 and $74,800 for the three and six months ended April 30, 2006 compared to the prior year periods. The difference primarily relates to monthly sublease payments collected from an unaffiliated tenant until we sold our building in October 2005.

We recorded the minimum state income tax provision in fiscal 2005 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Discontinued Operations

On October 31, 2005, the Company sold substantially all of the assets owned by and utilized in the operations of its Electropure EDI, Inc. subsidiary to SnowPure, LLC and discontinued its operations. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the six months ended April 30, 2005 in accordance with the requirements of SFAS 144. The operations from EDI are included in Net Loss from Discontinued Operations on the Consolidated Statements of Operations for the three and six month periods ended April 30, 2005. The following is a summary of the results of discontinued operations relating to EDI for the three and six month periods ended April 30, 2005:

	Three months ended April 30, 2005	Six months ended April 30, 2005
Net sales	$275,677	$571,199
Cost of sales	200,542	426,909
Gross profit:	75,135	144,290

Operating costs and expenses:
Research and development	9,605	19,017
Sales, general and administrative	76,818	164,613
Total operating expenses	86,423	183,630

Loss from operations	(11,288)	(39,340)

Other expense:
Interest expense	(3,163)	(6,165)
Net loss	$(14,451)	$(45,505)

Liquidity and Capital Resources

At April 30, 2006, we had a working capital deficit of $2,081,923. This represents a $694,986 increase in the working capital deficit compared to that reported at October 31, 2005. A primary component of the increase resulted from the sale of current assets of our EDI subsidiary in October 2005. Additionally, the Company utilized the cash proceeds from the sale, as well as proceeds from the sale of our building in October 2005, on increased research and development expenditures of approximately $135,000 and $120,000 in general and administrative expenses, including accounting and consulting fees and rent expense. We have also made nearly $100,000 in capital expenditures for machinery and equipment as well as leasehold improvements on our new leased facility. Approximately $200,000 in cash was also utilized to reduce accounts payable, accrued payroll and other accrued expenses.

As of February 23, 2006, the Company is in default of the repayment provisions for all notes payable to our majority shareholder. The Company is currently negotiating with our shareholder for extensions on repayment of these loans.

The Company has no revenues. Therefore, since October 2005, our primary source of working capital has been the proceeds from the sale of our building and from the sale of the assets of our EDI subsidiary.

Plan of Operation

In the opinion of management, available funds are expected to satisfy our working capital requirements through August 2006. Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006, which raises substantial doubt about our ability to continue as a going concern.

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

Item 3.                          Controls and Procedures

Evaluation of disclosure controls and procedures

In the course of their audit of the Company’s financial statements as at and for the fiscal year ended October 31, 2005, the Company’s independent registered public accounting firm, Hein & Associates LLP, identified and reported a material weakness as it relates to numerous adjusting entries which were undetected due to deficiencies in the Company’s financial statement close process, and, as a result of the audit, were recorded by the Company during the course of the audit to correct the underlying books and records.

The Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including the Company’s President and Principal Executive Officer and its Principal Financial Officer. Based on that evaluation and the events described above, the Company’s President and Principal Executive Officer and its Principal Financial Officer concluded that, as of their evaluation, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described above and that the remediation efforts of the Company have not been in effect for a sufficient amount of time to allow for testing and validation. A discussion of the remediation efforts is included under “Changes in internal controls over financial reporting.”

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

Changes in internal controls over financial reporting

Since October 31, 2005 and through the date of the filing of this Form 10-QSB, and in response to the material weaknesses identified as of October 31, 2005, we have strengthened our procedures to ensure that certain critical portions of the quarterly and annual internal financial information are reported properly and in a timely manner. We have also implemented controls to reduce the risk of errors and omissions as follows:

•                     Implementation of a comprehensive review checklist which is completed by the Company’s chief financial officer in conjunction with an ongoing review of all existing contracts and agreements to ensure proper and timely accounting treatment;

•                     Monthly and quarterly procedures have been enhanced to facilitate communication from operations personnel to financial personnel to ensure that transactions which occur throughout the period are promptly addressed and accounted for.

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

On June 29, 2005, the Company entered into a one-year arrangement with a consultant for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company has agreed to issue 50,000 shares of common stock to the consultant each month and has granted three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. During the six months ended April 30, 2006, we issued 300,000 shares of common stock to the consultant at an aggregate fair market value of $57,000.

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

Item 3.                          Defaults Upon Senior Securities

The Company has failed to pay interest as it became due since March 31, 2005 as it relates to the $1 million loan made by Mr. Frank to the Company in January 2001. As of the six months ended April 30, 2006, we are in default of such interest payments in the total amount of $100,000.

As of February 23, 2006, all of the $1,870,000 in notes payable to our majority shareholder became due and payable and we are currently in default pursuant to the terms of the notes. The Company is currently negotiating to extend the maturity dates of the loans.

Item. 4.                       Submission of Matters to a Vote of Security Holders

As reported on Schedule 14C filed with the Securities and Exchange Commission on May 22, 2006, a majority of the Company’s shareholders, by written consent, approved a proposal to amend the Articles of Incorporation of the Company to increase the number of authorized common shares from 20 million to 100 million shares. The information contained in the above Schedule 14C is herein incorporated by reference.

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

Dated: June 1, 2006

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson (Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)