Form 10QSB
period 2006-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2006-09-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended July 31, 2006

MICRO IMAGING TECHNOLOGY, INC.
(Formerly, Electropure, Inc.)
(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California 92673
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 485-6006

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

At September 12, 2006, 15,182,043 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

ASSETS

July 31, 2006
Current assets:
Cash	$54,790
Prepaid expenses	14,208
Total current assets	68,998

Fixed assets	118,670

Total assets	$187,668

LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable to shareholder	$1,870,000
Trade accounts payable	76,103
Accounts payable to officers	42,487
Accrued payroll	81,539
Other accrued expenses	345,726
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at July 31, 2006.	26,000
Total liabilities	2,441,855

Commitments and contingencies

Shareholders’ deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2006; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at July 31, 2006; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 13,874,572 shares issued and outstanding at July 31, 2006.	138,745
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at July 31, 2006.	840
Additional paid-in capital	26,012,880
Notes receivable on common stock	(37,276)
Accumulated deficit from previous operating activities (A)	(27,809,201)
Deficit accumulated during the development stage	(1,060,175)
Total shareholders' deficit	(2,254,187)
Total liabilities and shareholders' deficit	$187,668

(A)	On October 31, 2005, the Company discontinued its operations. Effectively, on November 1, 2005, the Company became a development stage company.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
			(A)
Operating costs and expenses:
Research and development	$159,785	$72,154	$438,188	$214,022
Sales, general and administrative	132,223	195,235	513,020	453,652

Loss from operations	(292,008)	(267,389)	(951,208)	(667,674)

Other income (expense):
Interest income	1,159	345	6,643	1,034
Interest expense	(37,982)	(99,494)	(116,780)	(258,970)
Sublease income	—	37,800	—	113,400
Other income (expense), net	3,570	—	2,770	—
Other income (expense), net	(33,253)	(61,349)	(107,367)	(144,536)

Loss from continuing operations before provision for income tax	(325,261)	(328,738)	(1,058,575)	(812,210)
Provision for income tax	—	—	(1,600)	(1,600)
Net loss from continuing operations	(325,261)	(328,738)	(1,060,175)	(813,810)

Net loss from discontinued operations	—	95,495	—	49,990

Net loss	$(325,261)	$(233,243)	$(1,060,175)	$(763,820)

Net loss per share, basic and diluted,
From continuing operations	$(0.02)	$(0.03)	$(0.08)	$(0.06)
From discontinued operations	—	0.01	—	—
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Shares used in computing basic and diluted net loss per share	13,824,572	12,783,242	13,508,180	12,680,347

(A)
As of November 1, 2005, the Company became a development stage company.  The nine months ended July 31, 2006 reflected in the condensed consolidated statements of operations also represents the cumulative development stage period from November 1, 2005 to July 31, 2006.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31,
	2006	2005
	(A)
Cash flows from operating activities:
Net loss	$(1,060,175)	$(763,820)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,352	60,835
Common stock issued for services	109,000	5,000
Warrants issued as partial consideration for loans	—	11,250
Non-cash compensation for stock options and warrants	35,250	58,600
Interest paid with common stock	43,221	20,000
Interest on notes receivable for common stock	(1,029)	(1,029)

(Increase) decrease in assets:
Trade accounts receivable	—	(51,319)
Prepaid expenses	11,382	(38,351)
Inventories	—	(18,245)
Other assets	—	9,055
Increase (decrease) in liabilities:
Trade accounts payable	(54,592)	1,582
Accounts payable to officers	5,616	7,395
Customer deposits	—	18,175
Accrued payroll and other expenses	(116,995)	202,323

Net cash used in operating activities	(1,020,970)	(478,549)

Cash flows from investing activities:
Purchase of fixed assets	(119,538)	(684)

Net cash used in investing activities	(119,538)	(684)

Cash flows from financing activities:
Principal payments on notes payable	—	(84,166)
Proceeds from issuance of notes payable	—	50,000
Principal payments on capital lease obligations	—	(1,927)
Proceeds from issuance of notes payable to a related party	—	670,000

Net cash provided by financing activities	—	633,907

Net change in cash	(1,140,508)	154,674

Cash at beginning of period	1,195,298	29,607

Cash at end of period	$54,790	$184,281

Supplemental Disclosure of Cash Flow Information

Interest paid	$469	$113,758
Income taxes paid	$800	$1,600

(A)	On October 31, 2005, the Company discontinued its operations. Effectively, on November 1, 2005, the Company became a development stage company.

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

On October 31, 2005, the Company discontinued the operations and sold the assets of its Electropure EDI subsidiary which had been engaged in manufacturing and marketing the “EDI” series of electrodeionization water treatment devices for commercial and industrial high purity water applications. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the three and nine month periods ended July 31, 2005. As of November 1, 2005, the Company became a development stage company.  The three and nine month periods ended July 31, 2006 reflected in the accompanying unaudited condensed consolidated financials also represents the cumulative development stage period from November 1, 2005 to July 31, 2006. The proceeds of the EDI sale, as well as proceeds from the sale of our building in October 2005, have been used to further the development and commercialization of the patented, proprietary technology held by our MIT subsidiary.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2006 and results of operations for the periods presented.

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

3.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2005. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net loss, as reported:	$(325,261)	$(233,243)	$(1,060,175)	$(763,820)

Add: Stock-based employee compensation included in reported net loss	—	—	—	—

Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(11,610)	(48,500)	(51,310)

Pro forma net loss:	$(325,261)	$(244,853)	$(1,108,675)	$(815,130)

Earnings per share:
Basic and diluted, as reported	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Basic and diluted, pro forma	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Weighted average shares outstanding	13,824,572	12,783,242	13,508,180	12,680,347

The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive for the periods ended July 31, 2006 and July 31, 2005 as follows:

	2006	2005
Stock options and warrants	3,780,000	4,345,000
Convertible preferred stock	1,500,000	1,500,000
Contingently issuable common shares	516,479	516,479
	5,796,479	6,361,479
Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning November 1, 2007. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 will be effective for the Company beginning November 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS 155), which allows companies to elect fair value measurement for financial instruments with embedded derivatives in their entirety in cases otherwise required to be bifurcated. SFAS 155 is effective for all financial instruments acquired or issued by the Company beginning November 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

These and other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

At July 31, 2006, notes payable consisted of the following:

Note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT), with interest only payments at 8% payable quarterly beginning on June 30, 2001, with balance due in full on February 23, 2006.	$1,000,000

Note payable to major shareholder, collateralized by intellectual property of MIT, with principal and interest at 8% per annum due in full on February 23, 2006.	150,000

Convertible notes payable to major shareholder, collateralized by intellectual property of MIT; principal and interest at 8% per annum due in full on February 23, 2006.	550,000

Unsecured convertible notes payable to major shareholder with principal and interest at 8% per annum due in full on February 23, 2006.	170,000
1,870,000
Less current maturities	(1,870,000)
Long Term portion of notes payable	$—

The Company defaulted on the interest payment provisions on the loan which required payment in quarterly increments commencing from March 31, 2005 and aggregating $120,000 through and including June 30, 2006. On August 17, 2006, our shareholder agreed to convert this and all of the above loans into redeemable, convertible notes currently being offered by the Company under the terms of an August 17, 2006 private placement offering. See Item 8 - “Subsequent Events.”

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

Common Stock and Warrants Issued to Consultants

On June 29, 2005, for one-year’s consulting services to be performed, we granted Michael W. Brennan 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, as well as warrants to purchase 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The shares vest in increments of 50,000 per month and during the nine months ended July 31, 2006, the Company had issued 400,000 shares to Mr. Brennan. The fair market value of the shares was $81,000 and was recorded as consulting expense as of the nine months ended July 31, 2006. On August 2, 2006, Mr. Brennan was appointed Chairman of our Board of Directors and Chief Executive Officer.

On January 26, 2006, the Company entered into an Intermediary Consulting Agreement with a Newport Beach, California company to provide consulting services for financing arrangements in exchange for the issuance of 200,000 shares of the Company’s common stock. The fair market value of the shares was $28,000, or $0.14 per share, and was recorded as consulting expense.

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common stock to George R. Farquhar for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 62,500 warrants that vested during the nine months ended July 31, 2006 was $11,250, or $0.18 per share, and was recorded as consulting expense. On August 2, 2006, Mr. Farquhar was appointed as the Company’s Chief Operating Officer.

Also on May 8, 2006, the Company granted three-year warrants to purchase 100,000 shares of common stock to a consultant in consideration for services rendered and to be rendered. The warrants vest in full as of the grant date with an exercise price of $0.20 per share. The fair market value of these warrants was also recorded as consulting expense in the amount of $18,000 ($0.18 per share) as of the nine months ended July 31, 2006.

Options Issued to Directors and Employees

On January 26, 2006, the Company granted options to purchase a total of 500,000 shares of its common stock under the Company’s 1999 Stock Option Plan to the officers, directors and employees of the Company. The options are exercisable at $0.14 per share and vest in various increments over 5 to 10 years.

As of November 1, 2005, pursuant to the sale of the EDI assets to SnowPure, LLC, the status of Michael Snow as an employee of the Company changed. Consequently, the value of options to purchase 75,000 shares of common stock granted to him in 2003 that vested in January 2006 was recognized as compensation as of the nine months ended July 31, 2006. The fair market value of such options was determined to be $0.08 per share, for a total compensation expense of $6,000.

6.	Commitments and Contingencies

In December 2005, the Company entered into a one-year Finder’s Fee Agreement with Ralph W. Emerson seeking up to $5 million in financing on behalf of the Company. The agreement provides for a 10% commission on the first $1 million realized by the Company and 6% on any additional financing received. Mr. Emerson, who was named to the Company’s Board of Directors on August 2, 2006, will also receive three-year warrants to purchase up to 200,000 shares of common stock at $0.09 per share, pro-rata to the amount of financing received. Mr. Emerson was not an affiliate of the Company at the time of the December 2005 agreement.

On January 26, 2006, the Company entered into a one-year agreement with an unaffiliated party to lease a 4,147 sq. ft. facility located in San Clemente, California. The lease term commenced on April 1, 2006 at the rate of $3,650 per month and the Company has paid a security deposit equal to one month’s rent. The Company has the option to extend the lease for up to 5 one-year terms.

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $6,821 and $8,566 for the nine months ended July 31, 2006 and 2005, respectively.

8.	Subsequent Events

Effective August 1, 2006, the Company entered into a one-year consulting agreement with George Farquhar, who was subsequently appointed Chief Operating Officer. Mr. Farquhar will be compensated at the rate of $5,000 per month and shall earn 25,000 shares of the Company’s common stock per month during the term of the agreement.

Effective August 2, 2006, Michael Brennan was appointed Chief Executive Officer of the Company. Similar to the compensation arrangement which commenced in July 2005, Mr. Brennan’s compensation for a five-year term will consist of a cash payment of $5,000 and the issuance of 50,000 shares of common stock per month. At the conclusion of each year of service, Mr. Brennan will be granted two-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.30 per share. On August 17, 2006, Mr. Brennan was also granted 50,000 shares of common stock for services rendered following the conclusion of his prior consulting arrangement in June 2006.

On August 17, 2006, the Company initiated a private placement offering for a total of $4 million in redeemable, convertible notes bearing interest at the rate of 10% per annum. At the option of the purchaser, the notes, plus accrued interest, are convertible one year after issuance for common stock of the Company at a $0.25 conversion price. If not converted, the notes mature two years after issuance and must be redeemed by the Company for the face value of the note, plus accrued interest. Grant Bettingen, Inc., a Newport Beach, California, NASD-registered broker-dealer is acting as the Company’s Selling Agent for up to $2,130,000 of the notes being offered in the private placement. The Company has agreed to pay a 15% commission to the Selling Agent for each note sold; 10% in cash and 5% in shares of common stock at a fair market value of $0.25 per share.

On August 17, 2006, Mr. Anthony Frank, our largest shareholder exchanged a total of $1.87 million in current loans he made to the Company into notes in the above private placement. The notes issued to Mr. Frank have been collateralized by the intellectual property held by the Company on its Micro Imaging Technology.

Also on August 17, 2006, the Company agreed to exchange 400,000 shares of common stock of its Nevada subsidiary purchased by Mr. Frank in September 2003 for 1,176,471 shares of the Company’s common stock. The exchange rate was based upon the fair market value of the Company’s common stock as of the original 2003 purchase date.

On August 31, 2006, the Company accepted a $30,000 investment in the private placement from an unaffiliated third party. The Company paid a $3,000 cash commission and issued 6,000 shares of its common stock on this transaction to its selling agent.

On August 21, 2006, our largest shareholder loaned the Company $40,000 on an 8% convertible term note. Repayment of the loan is due in February 2007 or when the company receives at least $500,000 in investment financing, whichever occurs first.

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

Results of Operations

References to fiscal 2006 and fiscal 2005 are for the nine months ended July 31, 2006 and 2005, respectively.

Research and development expenses for the three and nine month periods ended July 31, 2006 increased by $87,631 and $224,166, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to consulting and patent expenses. Additionally, the increase arises from rent and moving expenses, the addition of depreciable capital equipment, higher expenditures for material and supplies and an increase in worker’s compensation premiums.

Sales, general and administrative expenses decreased by $63,012 for the three month period ended July 31, 2006 compared to the prior year period, due primarily to a reduction in legal expenses, salaries and depreciation expense. These reductions were partially offset by an increase in consulting expense and an increase in rent expense on our new facility. For the nine month period ended July 31, 2006, sales, general and administrative expenses increased by $59,368, as compared to the same period in 2005. The increase is primarily due to consulting expenses, as well as the cost of renting our new facility.

Interest income increased by $814 and $5,609 for the three and nine months ended July 31, 2006 as a result of the short-term investment of proceeds received from the sale of our building and EDI assets in October 2005. Interest expense for the three and nine month periods ended July 31, 2006 decreased by $61,512 and $141,190, respectively, compared to the comparable prior periods. The difference primarily represents the elimination of mortgage interest as of October 2005 when we sold our building and the lack of short term borrowings that the Company conducted in fiscal 2005.

Components of other income, other than interest, decreased by $34,230 and $110,630 for the three and nine months ended July 31, 2006 compared to the prior year periods. The difference primarily relates to monthly sublease payments collected from an unaffiliated tenant until we sold our building in October 2005.

We recorded the minimum state income tax provision in fiscal 2005 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Discontinued Operations

On October 31, 2005, the Company sold substantially all of the assets owned by and utilized in the operations of its Electropure EDI, Inc. subsidiary to SnowPure, LLC and discontinued its operations. The related operating results of EDI have been excluded from the results from continuing operations and classified as a discontinued operation for the nine months ended July 31, 2005 in accordance with the requirements of SFAS 144. The operations from EDI are included in Net Loss from Discontinued Operations on the Consolidated Statements of Operations for the three and nine month periods ended July 31, 2005. The following is a summary of the results of discontinued operations relating to EDI for the three and nine month periods ended July 31, 2005:

	Three months ended	Nine months ended
	July 31, 2005	July 31, 2005
Net sales	$396,408	$967,607
Cost of sales	212,877	639,786
Gross profit:	183,531	327,821

Operating costs and expenses:
Research and development	7,540	26,557
Sales, general and administrative	77,304	241,917
Total operating expenses	84,844	268,474

Income from operations	98,687	59,347

Other expense:
Interest and other expense	(3,192)	(9,357)
Net income	$95,495	$49,990

Liquidity and Capital Resources

At July 31, 2006, we had a working capital deficit of $2,372,857. This represents a $985,920 increase in the working capital deficit compared to that reported at October 31, 2005. A primary component of the increase resulted from the sale of current assets of our EDI subsidiary in October 2005. Additionally, the Company utilized the cash proceeds from the sale, as well as proceeds from the sale of our building in October 2005, on increased research and development expenditures of approximately $224,000 and $28,000 in general and administrative expenses, including accounting and consulting fees and rent expense. We have also made nearly $120,000 in capital expenditures for machinery and equipment as well as leasehold improvements on our new leased facility. Approximately $200,000 in cash was also utilized to reduce accounts payable, accrued payroll and other accrued expenses.

The Company has no revenues. Therefore, since October 2005, our primary source of working capital has been the proceeds from the sale of our building and from the sale of the assets of our EDI subsidiary. In August 2006, the Company borrowed $40,000 from our majority shareholder and received $30,000 in subscription funds under a private placement offering initiated on August 17, 2006.

Plan of Operation

In the opinion of management, available funds are expected to satisfy our working capital requirements through September 2006. Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006, which raises substantial doubt about our ability to continue as a going concern.

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

In December 2005, the Company entered into a one-year Finder’s Fee Agreement with Ralph W. Emerson seeking up to $5 million in financing on behalf of the Company. The agreement provides for a 10% commission on the first $1 million realized by the Company and 6% on any additional financing received. Mr. Emerson will also receive three-year warrants to purchase up to 200,000 shares of common stock at $0.09 per share, pro-rata to the amount of financing received. Mr. Emerson was subsequently named to the Company’s Board of Directors on August 2, 2006. He was not an affiliate of the Company at the time of the December 2005 Agreement.

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

Changes in internal controls over financial reporting

Since October 31, 2005 and through the date of the filing of this Form 10-QSB, and in response to the material weaknesses identified as of October 31, 2005, we have strengthened our procedures to ensure that certain critical portions of the quarterly and annual internal financial information are reported properly and in a timely manner. We have also implemented controls to reduce the risk of errors and omissions as follows:

•
Implementation of a comprehensive review checklist which is completed by the Company’s chief financial officer in conjunction with an ongoing review of all existing contracts and agreements to ensure proper and timely accounting treatment.

•
Monthly and quarterly procedures have been enhanced to facilitate communication from operations personnel to financial personnel to ensure that transactions which occur throughout the period are promptly addressed and accounted for.

•
The Company has hired a Chief Operating Officer, George Farquhar, with accounting credentials and experience in financial reporting. Moreover, our new Board member, Victor Hollander, is a certified public accountant specializing in securities accounting and will serve as Audit Committee Chairman. Mr. Hollander and Mr. Farquhar will provide essential oversight and guidance to ensure that our internal controls and financial reporting are strengthened in order to remediate the material weaknesses identified.

We believe that, at the present time and despite the material weaknesses outlined above, our financial statements and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Report.

PART II - OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2.              Changes in Securities

On January 26, 2006, the Company issued 308,721 shares of common stock to our majority shareholder upon the conversion of $43,221 in interest accrued on a $335,000 in principal loans. The fair market value of the common stock on the date of conversion was $0.14 per share.

On June 29, 2005, the Company entered into a one-year arrangement with a consultant for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company has agreed to issue 50,000 shares of common stock to the consultant each month and has granted three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. During the nine months ended July 31, 2006, we issued 400,000 shares of common stock to the consultant at an aggregate fair market value of $81,000.

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

In May 2006, we granted warrants to purchase a total of $350,000 shares of the Company’s common stock to two consultants. The warrants are exercisable at $0.20 per share and expire in May 2009.

Item 3.              Defaults Upon Senior Securities

The Company has failed to pay interest as it became due since March 31, 2005 as it relates to the $1 million loan made by Mr. Frank to the Company in January 2001. As of the nine months ended July 31, 2006, we are in default of such interest payments in the total amount of $120,000. On August 17, 2006, Mr. Frank agreed to convert this $1 million loan and his additional $870,000 in loans, all of which matured in February 2006 into redeemable, convertible notes under the private placement offering currently being conducted by the Company.

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

A report on Form 8-K and Amendment No. One thereto, was filed on August 4, 2006 to report changes in the Registrant’s officers and Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2006

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)