Form 10KSB
period 2006-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2007-02-15
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2006

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
Yes  ☐   No  ☒

The registrant had no revenues for the twelve months ended October 31, 2006.

As of January 31, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,381.920, based on a closing price for the common stock of $0.25 on the OTC Bulletin Board on such date.

At January 31, 2007, 16,041,026 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-KSB into Which Incorporated
Micro Imaging Technology, Inc. Information Statement Pursuant to Section 14 (c) of the Securities and Exchange Act of 1934 filed on May 22, 2006.	Part I, Item 4

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

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

PART I

Item 1.                                                           Description of Business

COMPANY OVERVIEW

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. In November 2005, we again changed our name to Micro Imaging Technology, Inc. as a condition of the sale of our EDI assets (see discussion of Electropure EDI, Inc. below). Our address and telephone number is:  970 Calle Amanecer, Suite F, San Clemente, California 92673 - (949) 485-6006.

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

The Company originally was formed to develop and market a proprietary water treatment device which was called the Electropure EDI system. In 1997, after many years of research and development, the Company began marketing the EDI, a small, point-of-use water treatment product aimed at the high purity segment of commercial and industrial water treatment markets. In February 2000, the Company formed Electropure EDI, Inc. (EDI), a wholly-owned Nevada subsidiary, through which all manufacturing and sales of its proprietary water treatment products were then conducted. Over the years, though the EDI product slowly gained market acceptance and we made significant strides in product improvement and production cost reductions, our EDI subsidiary operation continued to sustain operating losses. Consequently, in order to generate working capital sufficient for research and development of our MIT technology, we sold substantially all of the assets of our EDI operation in October 2005. The Company realized a net gain on the sale of assets in the sum of $695,537, which is reported in Net Income (loss) from discontinued operations for the twelve months ended October 31, 2005. Insofar as we had no need for manufacturing space after the sale, we also sold our 30,000 square foot building in October 2005 and realized $901,674 in cash proceeds from the sale and recognized a gain of $1,585,637 on the sale.

The sale of the EDI assets required that the Company dissolve the Electropure EDI subsidiary and amend the charter of the Company to change its corporate identity to a name other than “Electropure.” As a result, the Company changed its name to Micro Imaging Technology, Inc. and dissolved its EDI subsidiary. The results of operations of EDI have been reported in discontinued operations for the fiscal year ended October 31, 2005.

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

Our initial proof-of-principal testing in 1998 demonstrated the ability, in a laboratory setting, to detect and monitor parasites, primarily Cryptosporidium and Giardia1 in drinking water sources and the pathogenic microbes E. coli, Listeria and Salmonella.

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

In February 2006, the Company contracted with North American Science Associates, Inc. (“NAMSA”), a highly regarded international testing and verification laboratory, to design and perform a verification test that compares the speed, accuracy and efficiency of MIT’s rapid microbe identification system with conventional processes. The comparative tests were a double blind experiment, meaning that the independent NAMSA laboratory technicians, using the MIT System and a well recognized alternative, were not aware of the tested microbes’ identification. NAMSA chose the industry standard Sherlock Microbial Gas Chromatographic Identification System (“MIDI”) as the initial process to verify the accuracy of MIT’s diagnostic capabilities.

The MIT system scored 98 percent correct identifications in fifty tests, with each test consuming only several minutes for sample preparation and an average three minutes for testing. The MIDI system was correct 80 percent and failed to identify, with several attempts, one very common and dangerous bacterium, E. coli 0157:H7. NAMSA then employed a conventional biological testing method which finally matched the unidentified bacterium with MIT’s identification. The MIDI system took hours per test and the biological testing method required days. We believe that the NAMSA tests verified the accuracy, speed and efficiency of the MIT system over conventionally accepted processes.

The clinical and food processing applications for our MIT System for rapid identification of microbes will undergo stringent and lengthy regulatory approval processes, including clinical trials. We anticipate that the MIT System for clinical and food processing applications may be ready for commercialization in mid 2007. However, no assurances can be given as to when or if we may offer an MIT System for sale since it may be subject to regulatory approvals.

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

With regard to the MIT System, there are established methods of testing currently employed by both public and private agencies. However, these methods are labor intensive, expensive and time consuming, and do not provide the near “real time” monitoring capabilities which our product offers. We believe that the MIT system is the only microbe identification system that is not biologically based - that is, does not rely on biological agents or reagents.

The Markets for Microbe Identification

The number of applications for our laser-based rapid microbe detection system is large, including food inspection, clinical applications and water testing. However, we have elected in the near term to focus on food inspection:

The Food and Drug Administration currently requires elaborate laboratory procedures taking up to 64 hours to identify E. coli, Salmonella or Listeria. According to industry analysts at Strategic Consultants, Inc (Scarborough, ME.) there were over 144 million microbiology tests performed in almost 6,000 plants. The analysts further report that food manufacturers and processors anticipate a continued increase in testing as regulatory agencies require more surveillance and monitoring programs. The MIT system identifies bacteria in less than 15 minutes, thus minimizing the testing and reporting time which minimizes health risks, product recall dangers and expenses to the producer.

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

Research and Development

During fiscal 2006, we expended $704,002 primarily on our MIT system research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. . We expect to continue to incur and accelerate additional research and development costs on this MIT System project through product development and library expansion efforts.

During fiscal 2005, we spent $318,521 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2006, we employed 5 full-time employees, of whom three were engaged in administrative, accounting and clerical functions and two were engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2007. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

From our inception in 1979 through October 31, 2006, we have accumulated a loss of $31,607,914 and a net stockholders’ deficit of $2,522,393. The accumulated loss is principally due to expenses incurred in the development of the EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2006 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

MIT is considered to be a research and development operation. As such, it has no operating income and its prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in the development of a new technology. While laboratory results and other tests have been encouraging, substantial additional development efforts will be required. The development of the MIT System involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product development, or that our efforts will result in successful product commercialization. There can be no assurance that we will be able to achieve profitable operations.

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

Our competitors are larger and better financed

The microbe identification industry continues to undergo rapid change with intense competition that is expected to increase. There can be no assurance that our competitors have not or will not succeed in developing technologies and products that are more accurate than the MIT System microbe identification and monitoring method and would, accordingly, render the MIT System obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us. We will also be competing with respect to sales and marketing capabilities, areas in which we currently have little experience.

Continued technological changes and government regulations could adversely affect our sales

The technology upon which the MIT System relies may undergo rapid development and change. There can be no assurance that the technology utilized by us will be competitive in light of possible future technological developments. Further, we cannot assure that our technology will not become obsolete or that we will have adequate funds to meet technological changes.

There can be no assurance that the we will be successful in developing the MIT System to respond to technological changes or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the MIT System, or that any new products will adequately satisfy the requirements of prospective customers and achieve market acceptance. If we are unable to develop and introduce new or improved products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

Dependent upon the field of application, the MIT System, when commercialized, may be subject to extensive regulation by numerous governmental authorities and regulatory agencies worldwide prior to introduction of the product. The process of obtaining required regulatory approvals may be lengthy and expensive depending on the jurisdiction. There can be no assurance that we will be able to obtain the necessary approvals to conduct clinical trials for the manufacturing and marketing of products, that all necessary clearances will be granted to us for future products on a timely basis, or at all, or that review or other actions by the regulatory agencies will not involve delays adversely affecting the marketing and sale of our products. In addition, the testing and approval process with respect to certain products which we may develop or seek to introduce may take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that the MIT System will be cleared for marketing by the regulatory agencies of the countries in which we seek to gain distribution rights. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition or results of operations. Further, future government regulation could prevent or delay regulatory approval of our products.

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

Item 2.                                                           Properties

In October 2005, we sold our 30,200 sq. ft. building to an unaffiliated third party for $3,875,000. We leased back approximately 7,500 sq. ft. of the facility from the new owner for $9,175 per month through April 2006. In January, we executed a one-year lease for a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month. The lease provides an option to renew for up to five one-year terms.

Management believes that our present facilities in San Clemente, California will be adequate for all of our current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2005	First Quarter	0.15	0.07
	Second Quarter	0.12	0.05
	Third Quarter	0.12	0.05
	Fourth Quarter	0.09	0.08
Fiscal 2006	First Quarter	0.14	0.08
	Second Quarter	0.25	0.20
	Third Quarter	0.28	0.20
	Fourth Quarter	0.45	0.22
Fiscal 2007	First Quarter (through January 31, 2007)	0.40	0.07

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2006 the Company had approximately 400 holders of record of its common stock.

On June 29, 2005, for one-year’s consulting services to be performed, we granted Michael W. Brennan 600,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, as well as warrants to purchase 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008. The shares vest in increments of 50,000 per month and during the twelve months ended October 31, 2006, the Company had issued 600,000 shares to Mr. Brennan. The fair market value of the shares was $171,000 and was recorded as consulting expense as of the fiscal year ended October 31, 2006. On August 2, 2006, Mr. Brennan was appointed Chairman of our Board of Directors and Chief Executive Officer.

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

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common stock to George R. Farquhar for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 62,500 warrants that vested during the nine months ended July 31, 2006 was $11,250, or $0.18 per share, and was recorded as consulting expense. On August 2, 2006, Mr. Farquhar was appointed as the Company’s Chief Operating Officer and entered into a five-year consulting agreement which provide a compensation arrangement of $5,000 per month plus 25,000 shares of common stock. During the fiscal year ended October 31, 2006, Mr. Farquhar received 75,000 shares of common stock under the consulting agreement the $32,250 fair market value of which was recorded as consulting fees.

Also on May 8, 2006, the Company granted three-year warrants to purchase 100,000 shares of common stock to a consultant in consideration for services rendered and to be rendered. The warrants vest in full as of the grant date with an exercise price of $0.20 per share. The fair market value of these warrants was also recorded as consulting expense in the amount of $18,000 ($0.18 per share) during the twelve months ended October 31, 2006.

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

On August 17, 2006, Mr. Anthony Frank, our largest shareholder exchanged a total of $1.87 million in current loans he made to the Company into notes in the above private placement. The notes issued to Mr. Frank have been collateralized by the intellectual property held by the Company on its Micro Imaging Technology. The Notes are convertible after one year into common stock at a $0.25 per share conversion price. The original notes were also convertible into common stock at any time at the prevailing fair market value when converted. Consequently, the transfer resulted in a beneficial conversion feature calculated as the difference between the fair value of the conversion option immediately before, or $0.51 per share, and immediately after, or $0.25 per share, the exchange. As a result, the Company recorded an expense of $1,944,800 on the above exchange of notes.

Also on August 17, 2006, the Company agreed to exchange 400,000 shares of common stock of its Nevada subsidiary purchased by Mr. Frank in September 2003 for 1,176,471 shares of the Company’s common stock. The exchange rate was based upon the fair market value of the Company’s common stock as of the original 2003 purchase date and resulted in an expense to the Company in the sum of $254,001.

On August 29, 2006, the Company accepted a $30,000 investment in the private placement from an unaffiliated third party. The Company paid a $3,000 cash commission to its selling agent on this transaction and issued 6,000 shares of its common stock valued at $3,000.

On October 18, 2006, the Board of Directors authorized the issuance of 200,000 shares of the Company’s common stock to a consultant for services to be rendered in exchange for the issuance of 200,000 shares of the Company’s common stock. The fair market value of the shares was $66,000, or $0.34 per share, and was recorded as consulting expense.

Also on October 18, 2006, the Board approved the issuance of 100,000 shares of common stock to our two outside directors, Ralph W. Emerson and Victor A. Hollander. The fair market value of the stock on the date of issuance was $0.34 per share and $66,000 was recorded as consulting expense.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2006 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 10 - “Executive Compensation-Stock Option Plan”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	885,000	$0.21	115,000

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

Item 6.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2006 and 2005

Research and development expenses for the fiscal year ended October 31, 2006 increased by $385,481 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to consulting and patent expenses as well as the cost of moving to and leasing our new facility. The increase also reflects additional expenditures for equipment and materials relating to the development of the technology.

Sales, general and administrative expenses increased by $93,977 for the fiscal year ended October 31, 2006 compared to the prior year period, due primarily to the costs of audit and tax preparation activities, shareholder relations costs and the expense of leasing our new facility. The increase was partially offset by reductions in legal expenses, property taxes and depreciation on real property and fixed assets that were sold at the end of fiscal 2005.

Interest income increased by $5,363 in fiscal 2006 as a result of the short-term investment of proceeds received from the sale of our building and EDI assets in October 2005.

Interest expense for the twelve months ended October 31, 2006 increased by $2,013,906 compared to the prior period. The primary cause of the increase resulted from the exchange in August 2006 by our majority shareholder of $1.87 million in short term convertible loans for $1.87 in private placement notes with a beneficial conversion feature. Additionally, our majority shareholder exchanged 400,000 shares of the common stock of the Company's subsidiary at a discounted rate during fiscal 2006. The intrinsic value of the beneficial conversion features for these transactions was determined to be $1,944,800 and $254,001, respectively, and was recorded as interest. These increases were partially offset by a reduction in mortgage interest expense resulting from the sale of our building in October 2005.

Components of other income, other than interest, decreased by $1,731,547 for the fiscal year ended October 31, 2006 compared to the prior year. During fiscal 2005, we realized a gain on the sale of our building in the sum of $1,585,637. We also realized $149,100 in sublease income prior to selling the building in October 2005.

We recorded the minimum state income tax provision in fiscal 2006 and 2005 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2006, we had working capital deficit of $633,781. This represents a working capital increase of $753,156 compared to that reported at October 31, 2005. The increase primarily resulted from the exchange of $1.87 million in current loans by our majority shareholder into long term notes in our private placement offering.

Our primary sources of working capital were the net proceeds realized from the sale of our building and the EDI assets in October 2005. We also received $130,000 in private placement subscription loans in October 2006, of which $100,000 were from our majority shareholder, Anthony M. Frank. Between November 2006 and January 2007, Mr. Frank was made three additional private placement subscriptions totaling $156,800.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2006 which raises substantial doubt about our ability to continue as a going concern.

We intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy will be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner thereafter. To that end we are in the process of preparing and promoting a private placement offering of the Company’s securities and are negotiating with an investment banking firm to assist in the placement of up to $2,240,000 in common stock. We have received initial commitments totaling over $500,000 in private placement subscriptions and believe additional funds may be raised in the near future. Moreover, we are in the process of introducing the MIT System to market and conservatively believe that we will be able to generate a minimum of $250,000 in revenues from the sale of products during the remainder of fiscal 2007. In the opinion of management, available funds and funds anticipated from forthcoming equity purchases and product sales are expected to satisfy our working capital requirements through February 2008.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning November 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

Item 8.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) (1) Previous independent registered accountants

(i) On January 2, 2007, the Company dismissed Hein & Associates, LLP (“Hein”) as its independent registered public accounting firm. Hein had served as the independent auditors of the Company since August 15, 2001.

(ii) The reports of Hein on the financial statements of the Company for each of the two fiscal years were subject to gong concern qualifications, but were not otherwise qualified or modified as to uncertainty, audit scope or accounting principle.

(iii)  The decision to change independent accountants was approved by the Company’s Audit Committee.

(iv)  During the Company’s two most recent fiscal years preceding the dismissal of Hein, the Company had no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make reference thereto in its report on the financial statements of the Company for such period.

(v)  During the Company’s two most recent fiscal years preceding the dismissal of Hein, the Company has had no reportable events under Item 304(a)(1)(v)(B), (C) or (D) of Regulation S-K. With reference to Item 304(a)(1)(v)(A), in its memorandum on internal control in connection with the audit for 2005, Hein noted one condition that it considered to be a reportable event. In particular, Hein suggested that the current organization of the accounting department did not provide the Company with the adequate skills to accurately account for and disclose significant transactions or disclosures. Company management did not disagree with the suggestions made by Hein. The Company believes it has made substantial progress toward implementing corrective measures. The Audit Committee of the Board of Directors discussed these matters with Hein, and the Company authorized Hein to respond fully to any inquiries by Jeffrey S. Gilbert, CPA concerning these matters.

(2)	New independent registered accountants.

The Company engaged Jeffrey S. Gilbert, CPA (“Gilbert”) as its new independent registered accountant as of January 2, 2007. During the two most recent fiscal years and through the date of his engagement by the Company, the Company did not consult with Gilbert regarding issues of the type described in Item 304(a)(2) of Regulation S-K.

Item 9A.                                             Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

Changes in internal controls over financial reporting

As a result of management’s evaluation of internal control over financial report, certain material weaknesses were identified and reported in the October 31, 2005 assessment as set forth in Item 9A entitled Controls and Procedures of the Company’s 2005 Form 10-KSB. Management has addressed these material weaknesses and deficiencies and implemented controls to reduce the risk of such errors in the future as follows:

•	Increased expert financial and technical accounting oversight within the Company’s accounting and financial department;

•
Implementation of a comprehensive review checklist which is completed by the Company’s finance department in conjunction with a review of all new agreements and commitments to ensure proper accounting treatment; and

•
Quarterly procedures have been enhanced to facilitate communication from operations personnel to relevant financial personnel to ensure that events which occur throughout the year are promptly addressed and accounted for.

Item 9B                 Other Information

None

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age		Position
Michael W. Brennan	63		Director (Chairman) and Chief Executive Officer
Ralph W. Emerson	60		Director
George R. Farquhar	65		Chief Operating Officer
Victor A. Hollander	73	D	Director
Catherine Patterson	54		Chief Financial Officer and Secretary

On August 2, 2006, the Company accepted the resignations of all current Board members, William Farnam, Randolph Heidmann and Floyd Panning. Mr. Panning also resigned as Chief Executive Officer of the Company. There are currently two vacancies on the Board of Directors.

Michael W. Brennan, 63, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000. Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Ralph W. Emerson, 60, was named to the Board of Directors on August 2, 2006. He serves as Chairman of the Company’s Science Advisory Committee. Mr. Emerson has product development and research affiliations with some of the world's leading companies including Cargill Inc., Helena Chemical, Spectrum Brands, and the 3M Corporation. Formerly he was a consultant to the CEO/President of Grain Processing Corporation (GPC), Senior Science Consultant to Central Pet and Garden, a Sr. Vice President of Jourgensen Chemical/ NL Industries managing chemical programs with the Department of Defense. Moreover, he has held senior academic and research positions within the University of California at UCLA, UCI, and UC Davis. His applied research has produced several US Patents and International Patents in the disciplines of bioscience. Mr. Emerson is a partner and founder of FREM Biosciences, Inc., working for the past 10 years in the areas of pesticide science. Additionally, he is a director of the Kary Mullis Research Foundation, and director of the Agriculture and Animal Sciences division of Altermune-a US Defense Advanced Research Project Agency funded program. Dr. Emerson is a graduate of UCLA and did his graduate work at Harvard University, the Harvard School of Public Health and the Sloan School at the Massachusetts Institute of Technology. Currently, he is an elected member of the Harvard University Club of Boston, the New York Academy of Sciences and the American Society of Microbiology.

George R. Farquhar, 65, was appointed Chief Operating Officer of the Company on August 2, 2006. Mr. Farquhar is a successful, creative manager in finance and general operations for public, private and start-up companies. During the past 30 years, he has served as Chief Financial Officer, Chief Operations Officer as well as President of two corporations, each reporting over $100 million in annual revenues. He worked for five years for Price Waterhouse, an international CPA firm. For the last 15 years, Mr. Farquhar has been a business consultant for various public companies since 1991, including MIT (1997 to 2002). He recently managed a start-up high tech public company’s R & D and manufacturing operations and helped bring its initial product to market. Mr. Farquhar earned an MBA degree in finance from the University of Southern California and is a CPA.

Victor A. Hollander, 73, was named to the Board of Directors on August 2, 2006 and serves as Audit Committee Chairman. Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with Weinberg & Company since 2002, as Managing Director of the West Coast Group. Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountant¡¯s securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Catherine Patterson, 54, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director. See “MANAGEMENT - Employment Agreement.”  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 52, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as Electrical Design Engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2006:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 3 - Initial Statement of Beneficial Ownership Form 4 - Statement of Changes in Beneficial Ownership	1 8
Ralph W. Emerson	Form 3 - Initial Statement of Beneficial Ownership Form 4 - Statement of Changes in Beneficial Ownership	1 1
George R. Farquhar	Form 3 - Initial Statement of Beneficial Ownership Form 4 - Statement of Changes in Beneficial Ownership	1 4
Anthony M. Frank	Form 4 - Statement of Changes in Beneficial Ownership	2
Victor A. Hollander	Form 3 - Initial Statement of Beneficial Ownership Form 4 - Statement of Changes in Beneficial Ownership	1 1
Catherine Patterson	Form 4 - Statement of Changes in Beneficial Ownership	1

Item 11.                                                    Executive Compensation

The members of the Board of Directors oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.

Michael Brennan and George Farquhar, who joined the Company in August 2006 as Chief Executive Officer and Chief Operating Officer, respectively, are being compensated at the rate provided in their employment arrangements described below under “Employment Agreements.”

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2006, 2005, and 2004 to the officers of the Company.

		Annual Compensation				Long-Term Compensation
Name	Position	Year	Salary ($)		Other Compensation ($)(1)	Awards Options
Michael Brennan (2)	Chief Executive Officer	2006		$105,000	—	—
George Farquhar (3)	Chief Operating Officer	2006		$47,250	—	—
Floyd Panning (4)	President and Chief	2006		$107,208	—	—
	Executive Officer	2005		$122,523	—	—
		2004		$122,523	—		(5)
Catherine Patterson	Secretary and Chief Financial Officer	2006 2005	$ $	75,600 75,600	— —	— —
		2004		$74,100	—		(6)

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)
Mr. Brennan was named Chief Executive Officer on August 2, 2006. He receives a salary of $5,000 in cash and 50,000 shares of common stock per month. Therefore, as an officer of the Company during the fiscal year ended October 31, 2006, Mr. Brennan’s salary compensation amounted to $15,000 in cash and 200,000 shares of common stock with an aggregate value of $90,000.

Prior to his appointment as Chief Executive Officer, Mr. Brennan was engaged as a consultant to the Company from July 2005 through July 2006 under a similar compensation arrangement. Mr. Brennan’s compensation as a consultant during the fiscal year ended October 31, 2005 was $20,000 in cash and 200,000 shares of common stock valued at $17,000. Between November 2005 and July 2006, Mr. Brennan was paid $45,000 in cash and received 400,000 shares of common stock with a total fair market value of $81,000. In June 2005, as part of his consulting arrangement, Mr. Brennan also received warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, as well as warrants to purchase 100,000 shares of common stock at $0.25 per share. The warrants are exercisable through June 29, 2008.

(3)
Mr. Farquhar was named Chief Operating Officer of the Company on August 2, 2006. He receives a salary of $5,000 in cash and 25,000 shares of common stock per month. His salary compensation for the fiscal year ended October 31, 2006 was $15,000 in cash and 75,000 shares of common stock valued at $32,250. Prior to August 2, 2006, Mr. Farquhar was granted warrants to purchase 250,000 shares of the Company’s common stock at $0.20 per share. The warrants were issued for consulting services on May 8, 2006 and expire in three years. They vest in quarterly increments of 62,500 commencing on the grant date.

(4)	Mr. Panning resigned as President and Chief Executive Officer on August 2, 2006 at which time he was appointed Director of Business Development at his same salary level .

(5)	In January 2006, Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.14 per share. The options expire on January 26, 2016.

(6)
In January 2006, Ms. Patterson was granted options to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.14 per share. The options vest in 20,000 annual increments and expire on January 26, 2011.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan where he became the Chief Executive Officer of the Company. The arrangement provides for the following:

•  Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years. The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares.

•  Mr. Brennan will be granted, for each year of service, two-year warrants to purchase 100,000 shares of restricted common stock at an exercise price of $0.30 per share. Such warrants shall vest in their entirety at the conclusion of each year of service.

George R. Farquhar

Effective August 1, 2006, Mr. Farquhar entered into a five-year service agreement with the Company and he was named Chief Operating Officer on August 2, 2006. Mr. Farquhar receives cash compensation of $5,000 per month and 25,000 shares of the Company’s common stock under the agreement. In the event the agreement is terminated by the Company, Mr. Farquhar is to receive twelve months of his $5,000 cash compensation.

Compensation of Directors

In October 2006, the Board of Directors authorized the following compensation:

•
that Victor A. Hollander and Ralph W. Emerson and all other outside individuals appointed to the Board of Directors initially be issued 100,000 shares of the Company’s common stock and those shares will be registered, at the Company’s convenience, through an S8 Registration Statement with the Securities and Exchange Commission.

•	that all outside members of the Board of Directors receive an option to purchase 100,000 shares of the Company’s common stock on the annual anniversary date of their service to the Board.

•
that each outside Board member shall be paid $1,000 for attendance to each Board of Directors meeting and $500 for participating in telephonic Board Meetings. Additionally, all expenses related to serving as a member of the Board of Directors must be approved in advance by the Chairman of the Board and will be reimbursed by the Company.

•	that the outside Board member appointed to and serving as the Chairman of the Audit and Finance Committee, Victor A. Hollander, will receive an additional annual compensation of $24,000.

•	that the outside Board member appointed to and serving as the Chairman of the Science Advisory Committee, Ralph W. Emerson, will receive an additional annual compensation of $18,000.

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

The following table provides information about option exercises during the fiscal year ended October 31, 2006 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of the Company’s common stock on October 31, 2006.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options Held at October 31, 2006		Value of Unexercised In-the-Money Options October 31, 2006
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael W. Brennan	—	—	—	—	—	—
Ralph W. Emerson	—	—	—	—	—	—
William F. Farnam	—	—	70,000	—	—	—
George R. Farquhar	—	—	125,000	125,000	—	—
Randolph S. Heidmann	—	—	70,000	—	—	—
Victor A. Hollander	—	—	—	—	—	—
Floyd H. Panning	—	—	130,000	—	—	—
Catherine A. Patterson	—	—	100,000	—	—	—
	—	—	495,000	—	—	—

As of the fiscal year ended October 31, 2006, there were a total of 885,000 options issued under the Plan at exercise prices ranging from $0.14 to $0.94 per share.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 31, 2007 with respect to the common stock, Series C Preferred Stock, Series D Preferred Stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)(2)	% of Class	Series C Preferred Stock(3)	% of Class	Series D Preferred Stock(4)	% of Class	Convertible Preferred Stock(5)	% of Class		% of Voting Power (6)

Michael W. Brennan	998,600	5.2%	—	—	—	—	—	—		4.6%
Ralph W. Emerson	100,000	*	—	—	—	—	—	—		*
George R. Farquhar	460,000	2.4%	—	—	—	—	—	—		2.1%
Anthony M. Frank 20 Meadowood Court Pleasant Hill, CA 94523	9,428,150	48.8%	250,000	100%	250,000	100%	—	—		47.6%
Victor A. Hollander	100,000	*	—	—	—	—	—	—		*
Harry M. O’Hare, Sr. (7) 1000 El Centro S. Pasadena, CA 91030	86,483	*	—	—	—	—	931,629	35.8%		4.6%
Catherine Patterson	150,112	*	—	—	—	—	2,906		*	*
All officers and directors as a group (4 persons)	1,733,712	9.4%	—	—	—	—	2,906		*	8.3%

*                                         Less than 1%

**                                  Includes address of five percent or more shareholders of any class.

 (1)                               Includes 83,983 shares of common stock issued upon conversion of Class B common stock held by founder, Harry M. O’Hare, who passed away in November 2006. Pursuant to the restrictions imposed on the Class B common stock by the California Corporation Commission prior to the Company’s initial public offering in 1987, upon the death of Mr. O’Hare, the Class B common stock automatically converts into share of common stock on a share-for-share basis.

(2)                                  Includes currently exercisable warrants or options to purchase an aggregate of 610,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 10 - “Executive Compensation - Stock Option Plan.”  Also includes currently exercisable warrants to purchase an aggregate of 200,000 shares of common stock held by Anthony M. Frank.

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

(7)          Mr. O’Hare, the Company’s founder, passed away on or about November 13, 2006.

Item 13.                                                    Certain Relationships and Related Transactions.

Mr. Anthony M. Frank

In January 2001, Mr. Frank loaned us $1,000,000 at 8% annual interest as the down payment to purchase the building we eventually sold in October 2005. Between October 2001 and January 2005, Mr. Frank converted a total of $316,444 in interest accrued on this loan into 1,533,117 shares of common stock at prices ranging from $0.07 to $045 per share.

Mr. Frank loaned the Company an additional $320,000 between January 27, 2005 and May 24, 2005, all of which loans bears interest at 8% per annum. In October 2005, the Company repaid $300,000 of the loans, plus $14,849 in accrued interest, from the proceeds received on the sale of our building.

Between November 2003 and January 2005, Mr. Frank loaned the Company an additional $335,000 and on January 27, 2006 converted $43,220 in interest accrued on the loans into 308,721 shares of common stock at a fair market value of $0.07 per share.

On August 17, 2006, Mr. Frank exchanged 400,000 shares of common stock purchased in our Nevada subsidiary, Micro Imaging Technology, Inc. for $1.00 per share. Mr. Frank received 1,176,471 shares of the Company’s common stock on the exchange at a conversion price of $0.34 per share.

Also on August 17, 2006, Mr. Frank exchanged all of his $1.87 million in outstanding loans to the Company for redeemable, convertible notes in the Company’s private placement offering. The exchange resulted in a beneficial conversion feature associated with the conversion provisions of the new notes and the Company recorded a $1,944,800 expense on the transaction.

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

PART IV

Item 14.                                                    Exhibits and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheet as of October 31, 2006

Statements of Operations for the years ended October 31, 2006 and 2005

Statements of Shareholders’ Deficit for the years ended October 31, 2006 and 2005

Statements of Cash Flows for the years ended October 31, 2006 and 2005

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

10.54.A	Promissory Note Secured by Trust Deed - 06/30/05 (Second Source Solutions)(incorporated by reference to Exhibit 10.54.A to Form 10-KSB filed on September 26, 2005).

10.61	Loan Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.61 to Form 8-K filed on April 26, 2005).

10.62	Security Agreement by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated December 9, 2004 (incorporated by reference to Exhibit 10.62 to Form 8-K filed on April 26, 2005).

10.66	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated June 3, 2005 (incorporated by reference to Exhibit 10.66 to Form 8-K filed on June 9, 2005).

10.66.A	Promissory Note Secured by Deed of Trust - 07/15/05 (Boukather) (incorporated by reference to Exhibit 10.66.A to Form 10-KSB filed on September 26, 2005).

10.66.B
Escrow Amendment to June 3, 2005 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate) (incorporated by reference to Exhibit 10.66.B to Form 10-KSB filed on September 26, 2005).

10.67
Agreement for Purchase and Sale of Assets by and between Electropure, Inc., Electropure EDI, Inc. and SnowPure, LLC dated April 15, 2005 as approved by the Board of Directors on April 19, 2005 (incorporated by reference to Exhibit 10.67 to Form 8-K filed on April 26, 2005).

10.67.A.	Amendment of Purchase and Sale Agreement dated April 15, 2005)(incorporated by reference to Exhibit 10.67.A to Form 10-KSB filed on September 26, 2005).

24.1	Consent of Hein & Associates, LLP *

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.                                                    Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2006 and 2005 were as indicated in the table below.

	2006	2005

Hein & Associates, LLP	119,441	65,035
Jeffrey S. Gilbert, CPA	-	-
	71,567	65,035

Although no fees were paid to Jeffrey S. Gilbert, CPA before the fiscal year ended October 31, 2006, management of the Company estimates that the October 31, 2006 audit fee will approximate $30,000.

Tax Fees.

Fees billed by Hein & Associates, LLP for professional services for tax compliance, tax advice and tax planning were $20,451 and $7,372 for the fiscal year ended October 31, 2006 and 2005, respectively. We anticipate incurring fees for fiscal 2006 tax services following the submission of this Annual Report on Form 10-KSB.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal years ended October 31, 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: February 13, 2007

MICRO IMAGING TECHNOLOGY, INC.

	BY	/S/ Catherine Patterson
CATHERINE PATTERSON
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ Michael W. Brennan	Director	February 13, 2007
MICHAEL W. BRENNAN

	Director	February 13, 2007
RALPH W. EMERSON

/S/ Victor A. Hollander	Chief Executive Officer	February 13, 2007
VICTOR A. HOLLANDER	and Director

/S/ Catherine Patterson	Chief Financial Officer (Principal Financial and	February 13, 2007
CATHERINE PATTERSON	Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheet of Micro Imaging Technology, Inc. and Subsidiaries (the “Company”) (A Development Stage Company) as of October 31, 2006 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiaries (A Development Stage Company) as of October 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, recurring losses with an accumulated deficit of $31,603,344 at October 31, 2006, and is seeking to implement its business plan, which requires the Company to complete the development and market a new product. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT

Los Angles, California
January 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HEIN & ASSOCIATES

To the Stockholders and Board of Directors
Micro Imaging Technology, Inc. and Subsidiaries
San Clemente, California

We have audited the accompanying consolidated statements of operations, shareholders’ deficit and cash flows of Micro Imaging Technology, Inc. (the “Company”) (formerly, Electropure, Inc.) and Subsidiaries for the year ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Micro Imaging Technology, Inc. and Subsidiaries for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Hein & Associates LLP

Hein & Associates LLP
Certified Public Accountants

Irvine, California
January 18, 2006

Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
(A Development Stage Company)

Consolidated Balance Sheet

October 31, 2006

ASSETS

Current assets:
Cash	$13,349
Prepaid expenses	12,587
Total current assets	25,936
Fixed assets	111,388

Total assets	$137,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of notes payable to stockholder	$-
Trade accounts payable	88,392
Accounts payable to officers	32,229
Accrued payroll	117,246
Other accrued expenses	395,850
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2006.	26,000
Total current liabilities	659,717
Notes payable to stockholder	1,970,000
Notes payable	30,000

Total liabilities	2,659,717
Commitments and contingencies

Stockholders' deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2006; liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at October 31, 2006; liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 15,732,043 shares issued and outstanding at October 31, 2006.	157,320
Class B common stock, $0.01 par value; 839,825 shares authorized: 83,983 shares issued and outstanding at October 31, 2006.	840
Additional paid-in capital	28,464,981
Notes receivable on common stock	(37,620)
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(3,798,713)

Total stockholders' deficit	(2,522,393)

Total liabilities and stockholders' deficit	$137,324

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
(A Development Stage Company)

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2006

	October 31,		Cumulative period from November 1, 2005 through October 31, 2006
	2006	2005	(Unaudited)
Operating costs and expenses:
Research and development	$704,002	$318,521	$704,002
Sales, general and administrative	733,383	639,406	733,383
Loss from operations	(1,437,385)	(957,927)	(1,437,385)
Other income (expense):
Gain on sale of building	-	1,585,637	-
Interest income	7,031	1,668	7,031
Interest expense	(2,363,529)	(349,623)	(2,363,529)
Sublease income	-	149,100	-
Other income (expense), net	(3,230)	(6,420)	(3,230)
Other income (expense), net	(2,359,728)	1,380,362	(2,359,728)

Loss from continuing operations before provision for income tax	(3,797,113)	422,435	(3,797,113)
Provision for income tax	(1,600)	(6,184)	(1,600)
Net income (loss) from continuing operations	(3,798,713)	416,251	(3,798,713)
Net income from discontinued operations	-	701,737	-
Net income (loss)	$(3,798,713)	$1,117,988	$(3,798,713)
Net income (loss) per share, basic
From continuing operations	$(0.27)	$0.03	$(0.27)
From discontinued operations	-	0.06	-
Net income (loss) per share, basic	$(0.27)	$0.09	$(0.27)
Net income (loss) per share, diluted
From continuing operations	$(0.27)	$0.03	$(0.27)
From discontinued operations	-	0.05	-
Net income (loss) per share, diluted	$(0.27)	$0.08	$(0.27)
Shares used in computing net income (loss) per share
Basic	13,824,572	12,714,595
Diluted	13,824,572	14,828,209
The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For Each of the Two Years in the Period Ended October 31, 2006

	Series B Convertible Preferred Shares	Series C Convertible Shares	Series D Convertible Preferred Shares	Common Shares	Class B Common Shares	Series B Convertible Preferred Stock	Series C Convertible Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total
Balance, October 31, 2004	-	250,000	250,000	12,480,137	83,983	$-	$250,000	$250,000	$124,801	$840	$25,732,503	$(34,875)	$(29,927,189)	$(2,603,920)
Common shares issued for convertible debt, $0.27 per share	-	-	-	285,714	-	-	-	-	2,857	-	17,143	-	-	20,000
Common shares issued for services, $0.08 per share	-	-	-	100,000	-	-	-	-	1,000	-	7,000	-	-	8,000
Common shares issued for services, $0.09 per share	-	-	-	100,000	-	-	-	-	1,000	-	8,000	-	-	9,000
Warrants issued as a beneficial conversion feature on a loan	-	-	-	-	-	-	-	-	-	-	9,000	-	-	9,000
Warrants issued as a finders fee for a loan	-	-	-	-	-	-	-	-	-	-	2,250	-	-	2,250
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	-	-	58,600	-	-	58,600
Interest recognized on notes receivable for common shares	-	-	-	-	-	-	-	-	-	-	-	(1,372)	-	(1,372)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	1,117,988	1,117,988
Balance, October 31, 2005	-	250,000	250,000	12,965,851	83,983	-	250,000	250,000	129,658	840	25,834,496	(36,247)	(27,809,201)	(1,380,454)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For Each of the Two Years in the Period Ended October 31, 2006

Balance, October 31, 2005	-	250,000	250,000	12,965,851	83,983	-	250,000	250,000	129,658	840	25,834,496	(36,247)	(27,809,201)	(1,380,454)
Common shares issued for convertible debt, $0.14 per share	-	-	-	308,721	-	-	-	-	3,087	-	40,134	-	-	43,221
Common shares and warrants issued in exchange for surrender of common stock in subsidiary, $0.34 per share	-	-	-	1,176,471	-	-	-	-	11,765	-	242,236	-	-	254,001
Interest expense related to beneficial conversion feature on shares exchanged for subsidiary stock	-	-	-	-	-	-	-	-	-	-	1,944,800	-	-	1,944,800
Common shares issued to officers for services, $0.08 per share	-	-	-	50,000	-	-	-	-	500	-	3,500	-	-	4,000
Common shares issued to officers for services, $0.14 per share	-	-	-	50,000	-	-	-	-	500	-	6,500	-	-	7,000
Common shares issued to officers for services, $0.18 per share	-	-	-	50,000	-	-	-	-	500	-	8,500	-	-	9,000
Common shares issued to officers for services, $0.20 per share	-	-	-	50,000	-	-	-	-	500	-	9,500	-	-	10,000
Common shares issued to officers for services, $0.23 per share	-	-	-	50,000	-	-	-	-	500	-	11,000	-	-	11,500
Common shares issued to officers for services, $0.25 per share	-	-	-	50,000	-	-	-	-	500	-	12,000	-	-	12,500
Common shares issued to officers for services, $0.26 per share	-	-	-	50,000	-	-	-	-	500	-	12,500	-	-	13,000
Common shares issued to officers for services, $0.28 per share	-	-	-	50,000	-	-	-	-	500	-	13,500	-	-	14,000
Common shares issued to officers for services, $0.34 per share	-	-	-	75,000	-	-	-	-	750	-	24,750	-	-	25,500
Common shares issued to officers for services, $0.45 per share	-	-	-	75,000	-	-	-	-	750	-	33,000	-	-	33,750
Common shares issued to officers for services, $0.50 per share	-	-	-	75,000	-	-	-	-	750	-	36,750	-	-	37,500
Common shares issued to officers for services, $0.51 per share	-	-	-	50,000	-	-	-	-	500	-	25,000	-	-	25,500
Common shares issued to directors for services, $0.34 per share	-	-	-	200,000	-	-	-	-	2,000	-	66,000	-	-	68,000
Common shares issued for services, $0.14 per share	-	-	-	200,000	-	-	-	-	2,000	-	26,000	-	-	28,000
Common shares issued for services, $0.34 per share	-	-	-	200,000	-	-	-	-	2,000	-	66,000	-	-	68,000
Common shares issued as commission, $0.50 per share	-	-	-	6,000	-	-	-	-	60	-	2,940	-	-	3,000
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	-	-	45,875	-	-	45,875
Interest recognized on notes receivable for common shares	-	-	-	-	-	-	-	-	-	-	-	(1,373)	-	(1,373)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,798,713)	(3,798,713)
Balance, October 31, 2006	-	250,000	250,000	15,732,043	83,983	$-	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
 (A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2006

	October 31,		Cumulative period from November 1, 2005 through
	2006	2005	October 31, 2006
Cash flows from operating activities:
Net income (loss)	$(3,798,713)	$1,117,988	$(3,798,713)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	15,662	79,185	15,662
Gain on disposition of assets	-	(695,537)	-
Gain on sale of building	-	(1,585,637)	-
Common stock issued for services	96,000	17,000	96,000
Common stock issued to officers and directors for services	271,250	-	271,250
Warrants issued as partial consideration for loans	-	11,250	-
Non-cash compensation for stock options and warrants	45,875	58,600	45,875
Common stock issued for shares of subsidiary stock	254,000	-	254,000
Common stock issued as a commission	3,000	-	3,000
Interest expense related to beneficial conversion feature	1,944,800	-	1,944,800
Interest paid with common stock	43,221	20,000	43,221
Interest on notes receivable for common stock	(1,373)	(1,372)	(1,373)

(Increase) decrease in assets:
Trade accounts receivable	-	(29,434)	-
Prepaid expenses	13,003	(16,312)	13,003
Inventories	-	(7,441)	-
Other assets	-	2,598	-
Increase (decrease) in liabilities:
Trade accounts payable	(42,303)	62,846	(42,303)
Accounts payable to officers	(4,642)	10,748	(4,642)
Customer deposits	-	(40,109)	-
Accrued payroll and other expenses	(31,162)	274,123	(31,162)
Net cash used in operating activities	(1,191,382)	(721,504)	(1,191,382)
Cash flows from investing activities:
Proceeds from disposition of assets	-	402,647	-
Proceeds from sale of building	-	3,875,000	-
Purchase of fixed assets	(120,567)	(1,880)	(120,567)
Net cash (used in) provided by investing activities	(120,567)	4,275,767	(120,567)

 The accompanying notes are an integral part of these consolidated financial statements.

 Micro Imaging Technology, Inc.
(Formerly, Electropure, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2006

	October 31,		Cumulative period from November 1, 2005 through
	2006	2005	October 31, 2006
Cash flows from financing activities:
Principal payments on notes payable	-	(2,406,645)	-
Proceeds from issuance of notes payable	30,000	-	30,000
Principal payments on capital lease obligations	-	(1,927)	-
Proceeds from issuance of notes payable to a related party	100,000	20,000	100,000
Net cash (used in) provided by financing activities	130,000	(2,388,572)	130,000

Net change in cash	(1,181,949)	1,165,691	(1,181,949)

Cash at beginning of period	1,195,298	29,607	1,195,298

Cash at end of period	$13,349	$1,195,298	$13,349

Supplemental Disclosure of Cash Flow Information

Interest paid	$1,794	$160,229	$1,794
Income taxes paid	$11,440	$2,400	$11,440

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.                                       Description of Business and Development Stage Company

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

The Company acquired, in October 1997, an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. The Company formed Micro Imaging Technology (MIT) in February 2000, a wholly-owned Nevada subsidiary, to conduct research and development based upon advancements developed and patented from the licensed technology. It is this technology that is being developed.

The Company is developing a non-biologically based system utilizing both proprietary hardware and software to rapidly (near real time) determine the specific specie of an unknown microbe present in a fluid with a high degree of statistical probability (“MIT system”). It will analyze a sample presented to it and compare its characteristics to a library of known microbe characteristics on file. At present, it is the Company’s only operation.

Effective with the sale of its major operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is now considered a development stage enterprise.

2.                                       Basis of Presentation

The Company incurred a net loss from continuing operations of $3,798,713 for the fiscal year ended October 31, 2006, a net income from continuing operations of $416,251 in fiscal year 2005, which included a gain of $1,585,637 on the sale of its building, and losses of $27,809,201 in prior years. At October 31, 2006 the Company had an accumulated deficit of $31,607,914 and is in default under the redemption provisions of its redeemable preferred stock (Note 9). These raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets in fiscal 2005 and in the current fiscal year through private loans from an individual who is a related party and the largest stockholder. In January 2007, the Company entered into a non-exclusive supply agreement with a San Diego, California provider of laser-based equipment to supply the MIT system as an upgrade option to their real-time water monitoring system or as a stand-alone instrument for laboratory use. The Company anticipates that the alliance will generate modest revenues over the next several months and may lead to additional sales opportunities. The Company is also negotiating with an investment banking firm for the sale of its common stock in private placement transactions. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company’s securities, borrowing, or through the sale of assets or products that will generate sufficient revenues in the future to sustain ongoing operations. The Company’s ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

3.                                       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Electropure EDI, Inc. (“EDI”), Micro Imaging Technology and Electropure Holdings, LLC (“LLC”). As of November 1, 2005, the operations of its EDI and LLC subsidiaries were discontinued and the Company became a development stage company. All significant intercompany balances and transactions have been eliminated in consolidation.
 Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2006 and 2005, there was no cash or cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2006 and 2005.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company had elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25 and the intrinsic value method, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

Adoption of SFAS 123(R)

Effective for the quarter ending April 30, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended April 30, 2006 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. From February 1, 2006, no employee stock options were granted and the impact on results of operations from previously granted employee stock options that vested from February 1, 2006 through October 31, 2006 was immaterial.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	2006	2005
Net income (loss), as reported:	$(3,798,713)	$1,117,988

Add: Stock-based employee compensation included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48,500)	(61,270)
Pro forma net income (loss):	$(3,847,213)	$1,056,718

Net income (loss) per share
Basic, as reported	$(0.27)	$0.09
Basic, pro forma	$(0.28)	$0.08

Net income (loss) per share
Diluted, as reported	$(0.27)	$0.08
Diluted, pro forma	$(0.28)	$0.07

Weighted average shares outstanding
Basic	13,891,997	12,714,595
Diluted	13,891,997	14,828,209

The pro forma effect for the years presented is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than five years of vesting.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 10.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 5 years. The Company’s building, which was sold in 2005, was being depreciated over an expected useful life of 30 years. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense for the years ended October 31, 2006 and 2005 was $209 and $10,092, respectively.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

Cash and equivalents, notes receivable, trade accounts payable, current portion of notes payable and capital leases, and certain other current liability amounts reported in the balance sheet approximate fair value due to the short term maturities of these instruments.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Common stock equivalents of 5,696,479 and 5,786,479 as of October 31, 2006 and 2005, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

New Accounting Pronouncements

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

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning November 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

The operations from EDI through the date of the sale are included in Gain (loss) from Discontinued Operations on the Consolidated Statements of Operations for fiscal 2005. The following is a summary of the results of discontinued operations relating to EDI for the year ended October 31, 2005:

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

October 31,
2005
Net sales	$1,338,676
Cost of Sales	902,267
Gross profit:	436,409

Operating costs and expenses:
Research and development	39,610
Sales, general and administrative	367,175
Total operating expenses	406,785

Income (loss) from operations	29,624

Other income (expense):
Interest expense	(12,998)
Income (loss) before provision for income tax	16,626
Provision for income tax	(10,426)
Net income (loss)	$6,200

5.                                       Property, Plant and Equipment

At October 31, 2006, property, plant and equipment consisted of the following:

Machinery and equipment	$78,145
Furniture and fixtures	74,326
Leasehold improvements	70,370
222,841
Less: accumulated depreciation	(111,453)
Total property and equipment, net	$111,388

Depreciation expense for the years ended October 31, 2006 and 2005 was $15,662 and $79,185, respectively.

6.                                       Notes Payable

At October 31, 2006, notes payable consisted of the following:

Note payable to major stockholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT); principal and interest at 10% due in full on August 17, 2008; convertible on or after August 17, 2007 into common stock at $0.25 per share.	$1,870,000

Unsecured note payable to major stockholder; principal and interest at 10% due in full on August 21, 2008; convertible on or after August 21, 2007 into common stock at $0.25 per share	40,000

Unsecured note payable to major stockholder; principal and interest at 10% due in full on October 6, 2008; convertible on or after October 6, 2007 into common stock at $0.25 per share	60,000

Unsecured note payable to unaffiliated lender; principal and interest at 10% due in full on August 29, 2008; convertible on or after August 29, 2007 into common stock at $0.25 per share	30,000

2,000,000
Less current maturities	—

Long Term portion of notes payable (all due and payable during the fiscal year ended October 31, 2008)	$2,000,000

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

7.                                 Income Taxes

At October 31, 2006 and 2005, the components of the income tax expense are as follows:

	2006	2005
Current tax expense:
Federal	$—	$4,600
State	1,600	1,584
	1,600	6,184

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$6,184

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2006 were as follows:

Current deferred tax assets:
Accrued vacation	$10,000
Deferred payroll	42,000
Book compensation for options and warrants	448,000
Other	1,000
Total current deferred tax assets	501,000
Valuation allowance	(501,000)
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$7,432,000
Other credit carryforward	296,000
Depreciation and amortization	4,000
Total noncurrent deferred tax assets	7,732,000
Valuation allowance	(7,732,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2006 was an increase of $1,759,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	2006	2005
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(0.7)%
Utilization of net operating loss	0%	37.3%
Change in beginning balance of valuation allowance	39.8%	(4.1)%

Effective income tax rate	—%	(1.5)%

The Company has federal and state net operating loss carryforwards of $18,674,000 and $6,710,000, respectively. The federal and state net operating loss carryforwards began expiring in 2005 and continues through 2019. The Company also has federal and state research and development tax credit carryforwards of $166,000 and $130,000, respectively.

8.                                 Stockholders’ Deficit

Common Stock

On January 26, 2006, the Company issued 308,721 shares of common stock to its majority stockholder upon the conversion of $43,221 in interest accrued on a $335,000 in principal loans. The fair market value of the common stock on the date of conversion was $0.14 per share.

On June 29, 2005, the Company entered into a one-year arrangement with Michael Brennan for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company issued 50,000 shares of common stock to Mr. Brennan each month and granted him three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. On August 2, 2006, Mr. Brennan was named Chief Executive Officer and was appointed to the Company’s Board of Directors. His compensation arrangement continues under the same terms of the 2005 consulting agreement. During the twelve months ended October 31, 2006, Mr. Brennan received 600,000 shares of common stock with an aggregate fair market value of $171,000.

On January 26, 2006, the Company issued 200,000 shares of common stock pursuant to an Intermediary Consulting Agreement with a Newport Beach, California company for consulting services to be provided. The fair market value of the shares was $28,000 and was recorded as consulting expense. The same firm represented the Company as a selling agent for a private placement offering of redeemable convertible notes and in August 2006 received an additional 6,000 shares of common stock as a partial commission on a $30,000 subscription to the private placement by an unaffiliated third party. The fair market value of the shares was $3,000 and was recorded as a commission.

On August 17, 2006, the Company’s largest stockholder, Anthony M. Frank, exchanged 400,000 shares of common stock that he purchased for $1.00 per share in the Company’s Nevada subsidiary on September 9, 2003 for 1,176,471 shares of the Company’s common stock. The fair market value of the common stock on August 17, 2006 was $0.51 per share and the Company agreed to the exchange at the fair market value of the Company’s common stock as of the original purchase date, or $0.34 per share, for a difference of $0.17 per share. Consequently, the Company recorded an expense on the discounted shares in the sum of $254,001.

On August 17, 2006, Mr. Frank exchanged a total of $1,870,000 in current principal loans for the same amount of notes in the Company’s private placement offering. The private placement notes are convertible after one year into common stock at a conversion price of $0.25 per share. The original notes were also convertible into common stock at any time at the prevailing fair market value as of the conversion date. Consequently, the exchange of notes resulted in a beneficial conversion feature calculated as the difference between the fair value of the conversion option immediately before August 17, 2006, or $0.51 per share, and immediately after, or $0.25 per share. The difference resulted in a $1,944,800 discount on the exchange which was recorded as interest expense.

On August 2, 2006, the Company entered into a compensation arrangement with George Farquhar who was appointed Chief Operating Officer. In addition to cash consideration of $5,000 per month, Mr. Farquhar receives 25,000 shares of common stock each month. During the fiscal year ended October 31, 2006, Mr. Farquhar was issued 75,000 shares of common stock valued at $32,250.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On October 18, 2006, the Company authorized the issuance of 200,000 shares of common stock to a consultant for marketing and financial services to be rendered. The fair market value of the shares was determined to be $66,000 and was recorded as consulting expense. The shares were issued subsequent to year end.

Also on October 18, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to each of its outside directors, Ralph W. Emerson and Victor A. Hollander, for service to the Board. The aggregate fair value of the stock was $66,000 and was recorded as consulting expense. These shares were issued subsequent to year end.

In August 1997, the Company allowed a current officer and director to exercise warrants held by him in exchange for a note receivable at a fixed interest rate of 5.49%. As of October 31, 2006 and 2005, the note receivable related to the issuance of common stock is reflected as a reduction in equity and is summarized as follows:

	2006	2005
Note receivable from former officer and director of the Company, Floyd Panning, for the issuance of 50,000 shares of common stock in August 1997, with an interest rate of 5.49% per annum, due in July 2002. The note receivable is collateralized by shares issued resulting from the exercise of warrants. The amount outstanding includes accrued interest of $12,620.	$37,620	$36,247

Class B Common Stock

The Class B common stock is entitled to non-stock dividends and liquidation payments equal to 80% of those paid to the common stock. All of the 83,983 shares of Class B common stock is held in the name of Harry M. O’Hare (the founder of the Company) and may not be transferred or assigned. These shares automatically convert on a share-for-share basis into common stock upon the death of the current owner. However, in connection with an order imposed by the California Corporations Commissioner, all shares held by this individual will not participate in dividends, other than for stock in distribution of assets in the event of liquidation and may not be transferred without prior consent of the Commissioner or pursuant to a court order.

On or about November 13, 2006, Mr. O’Hare passed away and the Class B common stock automatically converted, on a share-for-share basis into common stock of the Company.

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

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

9.                                 Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. No options were granted during the fiscal year ended October 31, 2005. However, a total of 500,000 options were granted under this plan to directors and employees during the fiscal year ended October 31, 2006. Also under the Plan, 250,000 warrants were granted to a consultant of the Company in fiscal 2006. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

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

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2004	1,745,000	$0.56	3.5	$—
Granted	—	—
Exercised	—	—
Expired	(650,000)	0.90
Canceled	—	—
Outstanding at October 31, 2005	1,095,000	0.36	4.3	$—
Granted	500,000	0.14
Exercised	—	—
Expired	(325,000)	0.39
Canceled	—	—
Outstanding at October 31, 2006	1,270,000	$0.36	5.5	$100,000

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 75,000 of which have expired to date. The weighted average fair value of the MIT options granted and currently outstanding is $0.10. No MIT options have been granted prior to or since fiscal 2003.

Summary information about the Company’s options outstanding at October 31, 2006 is set forth in the table below. Options outstanding at October 31, 2006 expire between August 2007 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2006	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.50	1,210,000	5.5	$0.23	955,000	$0.28
$ 0.59 - $0.90	50,000	3.8	$0.78	50,000	$0.78
$ 0.94 - $1.13	10,000	2.8	$0.94	10,000	$0.94
	1,270,000			1,015,000
MIT (SUBSIDIARY):
$ 0.10	510,000	1.8	$0.10	510,000	$0.10
TOTAL:	1,780,000			1,525,000

Total estimated unrecognized compensation from unvested stock options as of October 31, 2006 was approximately $33,600 which is expected to be recognized over a weighted average period of approximately 5.4 years.

Common Stock Warrants

The Company accounts for stock-based compensation awards to non-employees based upon fair values at the grant dates. The consideration received for the issuance of stock purchase warrants (“warrants”) is based on the fair value of the warrants or of the goods or services received for the warrants issued, whichever is more reliably measurable.

When the value of the services is based on the fair value of the warrants, the value is calculated using the Black-Scholes Option Pricing Model. The fair value of the options or warrants is expensed as the services are provided.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In this connection, during the years ended October 31, 2006 and 2005 the Company granted warrants as follows:

On June 29, 2005, for one-year’s consulting services to be performed, we granted Michael W. Brennan warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, as well as warrants to purchase 100,000 shares of common stock at $0.25 per share. The warrants vested in full as of the date of grant and are exercisable through June 29, 2008. The fair market value of the warrants was $18,000 and was recorded as consulting expense as of October 31, 2005. On August 2, 2006, Mr. Brennan was appointed Chairman of our Board of Directors and Chief Executive Officer.

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

As of November 1, 2005, pursuant to the sale of the EDI assets to SnowPure, LLC, the status of Michael Snow as an employee of the Company changed. Consequently, the value of options to purchase 75,000 shares of common stock granted to him in 2003 that vested in January 2006 was recognized as compensation during the fiscal year ended October 31, 2006. The fair market value of such options was determined to be $0.08 per share, for a total compensation expense of $6,000.

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common stock to George R. Farquhar for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the aggregate 125,000 warrants that vested during the twelve months ended October 31, 2006 was $21,875 and was recorded as consulting expense. On August 2, 2006, Mr. Farquhar was appointed as the Company’s Chief Operating Officer.

Also on May 8, 2006, the Company granted three-year warrants to purchase 100,000 shares of common stock to a consultant in consideration for services rendered and to be rendered. The warrants vest in full as of the grant date with an exercise price of $0.20 per share. The fair market value of these warrants was also recorded as consulting expense in the amount of $18,000 ($0.18 per share) as of the fiscal year ended October 31, 2006.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2006 and 2005 and changes during the years then ended. Warrants outstanding at October 31, 2006 expire between May 2007 and July 2010.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2004	2,365,000	$0.71
Granted	775,000	0.14
Exercised	—	—
Expired	(975,000)	0.93
Outstanding at October 31, 2005	2,165,000	0.71
Granted	350,000	0.20
Exercised	—	—
Expired	(890,000)	0.49
Outstanding at October 31, 2006	1,625,000	$0.33

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2006 and 2005 and changes during the years then ended. MIT warrants outstanding at October 31, 2006 expire between September 2007 and July 2008.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2004	525,000	$1.37
Granted	—	—
Exercised	—	—
Expired	(250,000)	1.25
Outstanding at October 31, 2005	275,000	1.48
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at October 31, 2006	275,000	$1.48

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2006 and 2005:

	2006	2005
MICRO IMAGING TECHNOLOGY, INC.:
Risk-free interest rate	5.010%	3.840%
Expected dividend yield	—	—
Expected stock price volatility	1.800	1.905
Expected life in years	3 years	3 years

Summary information about the Company’s warrants outstanding at October 31, 2006 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2006	Weighted Average Exercise Price
MICRO IMAGING TECHNOLOGY, INC.
$ 0.10 - $0.50	1,315,000	2.0	$0.17	1,190,000	$0.16
$ 0.68 - $1.00	270,000	1.2	$0.98	270,000	$0.98
$ 1.38	40,000	1.8	$1.38	40,000	$1.38
	1,625,000			1,500,000
MIT:
	275,000	1.1	$1.48	275,000	$1.48
TOTAL:	1,900,000			1,775,000

10.                                 Commitments and Contingencies

Facilities Agreement

The Company leased 12,000 sq. ft of its 30,000 sq. ft. facilities to a third party until October 26, 2005 when it sold the building. Rental income was $149,100 for the fiscal year ended October 31, 2005.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Commencing November 1, 2005, the Company entered into a short-term agreement to lease back approximately 7,800 sq. ft. of the building from the new owner through April 2006 at the rate of $9,175 per month. In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006. The Company has the option to extend the lease for five additional one-year terms.

Future minimum facilities lease payments as of October 31, 2006 are as follows:

2007	$18,250
2008	$—

Employment Contracts

(a) Michael W. Brennan

Effective August 2, 2006, the Company entered into a five-year employment agreement with Michael Brennan, the Company’s Chief Executive Officer, that provides for a $5,000 monthly cash payment and 50,000 shares of the Company’s common stock for each month of service. For each year of service, Mr. Brennan will also be granted two-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.30 per share. Such warrants are to vest at the conclusion of each year of service.

(b) George R. Farquhar

Effective August 1, 2006, the Company entered into a five-year employment arrangement with Mr. Farquhar, the Company’s Chief Operating Officer. The agreement provides for a $5,000 month cash payment and 25,000 shares of common stock for each month of service. If the agreement is terminated by the Company, Mr. Farquhar is entitled to one year of monthly cash payments.

Contingent Share Issuance

Under an agreement with a former licensee to terminate a 1992 license agreement, the Company is contingently obligated to issue up to 516,479 additional common shares if the market price of the Company’s common stock reaches certain levels ranging from $3.00 to $5.50 per share.

11.                                 Related Party Transactions

In December 2005, the Company entered into a one-year Finder’s Fee Agreement with Ralph W. Emerson who became a Director of the Company in August 2006. At the time of the Agreement, Mr. Emerson was not an affiliate of the Company and was seeking to raise up to $5 million in financing on behalf of the Company. The agreement provided for a 10% commission on the first $1 million realized by the Company and 6% on any additional financing received. The agreement also called for the issuance of up to 200,000 shares of common stock at $0.09 based upon the amount of financing received. In June 2006, the agreement was terminated by mutual consent and no commission was earned by or paid to Mr. Emerson.

Due to lack of working capital, certain current and former officers and employees of the Company deferred payment of salaries and reimbursement of expenses due at various times between February 2004 and October 2006. Deferred wages and accrued expenses due to Michael Snow in the sum of $52,292 and $27,622, respectively, were paid pursuant to the EDI asset sale transaction with SnowPure, LLC in October 2005. The table below reflects the amount of deferred wages and/or unpaid expenses due as of the two fiscal years ended October 31, 2006.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

EMPLOYEE	POSITION	YEAR ENDED	GROSS WAGES DEFERRED		TOTAL UNPAID EXPENSES
Floyd Panning	Former President and Director	2005		$81,682	$28,024
		2006		$30,631	$32,924

Catherine Patterson	Chief Financial Officer	2005		$21,900	$8,847
		2006	$		$17,229

	TOTAL DEFERRED:	2005		$103,582	$36,871
		2006		$30,631	$50,153

See Notes 4, 6, 8, 9, 10, and 12 for other related party transactions.

12. Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $8,663 and $7,995 for the fiscal years ended October 31, 2006 and 2005, respectively.

13.                                 Subsequent Events (Unaudited)

Between November 10 and December 29, 2006, the Company’s largest shareholder loaned the Company an additional $156,800 under the terms of the private placement offering. The loans are convertible, beginning in November 2007, into common stock at $0.25 per share and mature, with 10% annual interest, from November 10, 2008.

On January 9, 2007, the Company entered into a non-exclusive agreement to supply its MIT products to JMAR Technologies as a tandem product to their real-time water monitoring system or as a stand-alone instrument for laboratory use. JMAR has a direct sales and support organization and manufactures laser-based products for multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.