Form 10QSB
period 2007-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2007-03-12
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2007

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

At March 8, 2007, 26,472,579 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

January 31,
2007

ASSETS
Current assets:
Cash	$6,758
Prepaid expenses	12,587
Total current assets	19,345

Fixed assets	104,767

Total assets	$124,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	143,404
Accounts payable to officers	18,014
Accrued payroll	117,397
Other accrued expenses	446,261
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at January 31, 2007.	26,000
Total current liabilities	751,076

Notes payable to stockholder	2,126,800
Notes payable	30,000

Total liabilities	2,907,876
Commitments and contingencies

Stockholders' deficit:
Series C convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2007;
liquidation preference of $1,000,000.	250,000
Series D convertible preferred stock; $1.00 par value; 250,000 shares authorized, issued and outstanding at January 31, 2007;
liquidation preference of $500,000.	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized;
16,041,026 shares issued and outstanding at January 31, 2007.	160,410
Additional paid-in capital	28,537,576
Notes receivable on common stock	(37,620)
Accumulated deficit from previous operating activities	(31,607,914)
Deficit accumulated during the development stage	(336,216)
Total stockholders' deficit	(2,783,764)
Total liabilities and stockholders' deficit	$124,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2007
	2007	2006	(Unaudited)

Operating costs and expenses:
Research and development	$285,751	$131,897	$989,753
Sales, general and administrative	121	225,590	728,934

Loss from operations	(285,872)	(357,487)	(1,718,687)

Other income (expense):
Interest income	67	3,062	7,098
Interest expense	(50,411)	(41,422)	(2,413,940)
Other income (expense), net	1,600	(800)	(1,630)
Other income (expense), net	(48,744)	(39,160)	(2,408,472)

Loss from continuing operations before
provision for income tax	(334,616)	(396,647)	(4,127,159)
Provision for income tax	(1,600)	(1,600)	(3,200)

Net loss	$(336,216)	$(398,247)	$(4,130,359)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.29)

Shares used in computing net loss per
share, basic and diluted	15,881,600	13,041,509	14,293,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2007	2006	January 31, 2007
Cash flows from operating activities:
Net loss	$(336,216)	$(398,247)	$(4,130,359)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,621	1,466	22,283
Common stock issued for services	-	48,000	96,000
Common stock issued to officers and directors for services	56,250	-	327,500
Non-cash compensation for stock options and warrants	18,595	6,000	64,470
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock issued as a commission	-	-	3,000
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	43,221	43,221
Interest on notes receivable for common stock	-	(343)	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	(12,633)	13,003
Increase (decrease) in liabilities:
Trade accounts payable	55,012	(32,350)	8,139
Accounts payable to officers	(14,215)	2,816	(18,857)
Accrued payroll and other expenses	50,562	(180,614)	19,400
Net cash used in operating activities	(163,391)	(522,684)	(1,354,773)

Cash flows from investing activities:
Purchase of fixed assets	-	(16,750)	(120,567)
Net cash used in investing activities	-	(16,750)	(120,567)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	30,000
Proceeds from issuance of notes payable to a related party	156,800	-	256,800
Net cash provided by financing activities	156,800	-	286,800

Net change in cash	(6,591)	(539,434)	(1,188,540)

Cash at beginning of period	13,349	1,195,298	13,349

Cash at end of period	$6,758	$655,864	$(1,175,191)

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$469	$1,794
Income taxes paid	$800	$800	$12,240

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

The Company acquired in October 1997 an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. The Company formed Micro Imaging Technology (MIT) in February 2000, a wholly-owned Nevada subsidiary to conduct research and development based upon advancements developed and patented from the licensed technology. It is this technology that is being developed.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2007 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 15, 2007.

3.  Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2005. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to April 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principals Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior period presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

The Company recognized share-based compensation expense of $18,595 on options and warrants granted in prior periods that vested during the three months ended January 31, 2007.

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

Additional options have been granted outside of the Plan to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the three months ended January 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at November 1, 2006	1,270,000	0.25	5.5	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at October 31, 2006	1,270,000	$0.25	5.5	$100,000

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 75,000 of which have expired to date. The weighted average fair value of the MIT options granted and currently outstanding is $0.10. No MIT options have been granted prior to or since fiscal 2003.

Summary information about the Company’s options outstanding at January 31, 2007 is set forth in the table below. Options outstanding at January 31, 2007 expire between August 2007 and January 2016.

Range of Exercise Prices	Options Outstanding January 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2007	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.50	1,210,000	5.3	$0.23	1,015,000	$0.29
$ 0.59 - $0.90	50,000	3.5	$0.78	50,000	$0.78
$ 0.94 - $1.13	10,000	2.5	$0.94	10,000	$0.94
	1,270,000			1,075,000
MIT (SUBSIDIARY):
$ 0.10	510,000	1.5	$0.10	510,000	$0.10
TOTAL:	1,780,000			1,585,00

Total estimated unrecognized compensation from unvested stock options as of January 31, 2007 was approximately $25,800 which is expected to be recognized over a weighted average period of approximately 4.1 years.

4.  Notes Payable

At January 31, 2007, notes payable consisted of the following:
Note payable to major shareholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT); principal and interest at 10% due in full on August 17, 2008; convertible on or after August 17, 2007 into common stock at $0.25 per share.	$1,870,000

Unsecured note payable to major shareholder; principal and interest at 10% due in full on August 21, 2008; convertible on or after August 21, 2007 into common stock at $0.25 per share.	$40,000

Unsecured note payable to major shareholder; principal and interest at 10% due in full on October 6, 2008; convertible on or after October 6, 2007 into common stock at $0.25 per share.	$60,000

Unsecured note payable to major shareholder dated November 10, 2006; principal and interest at 10% due in full on November 10, 2008; convertible on or after November 10, 2007 into common stock at $0.25 per share.	$50,000

Unsecured note payable to major shareholder dated December 5, 2006; principal and interest at 10% due in full on December 5, 2008; convertible on or after December 5, 2007 into common stock at $0.25 per share.	$50,000

Unsecured note payable to major shareholder dated December 29, 2006; principal and interest at 10% due in full on December 29, 2008; convertible on or after December 29, 2007 into common stock at $0.25 per share.	$56,800

Unsecured note payable to unaffiliated lender; principal and interest at 10% due in full on August 29, 2008; convertible on or after August 29, 2007 into common stock at $0.25 per share.	$30,000
2,156,800
Less current maturities	-
Long Term portion of notes payable	$2,156,800

On February 14, 2007, our majority shareholder converted all of his outstanding loans and interest accrued thereon into common stock at the rate of $0.25 per share. See Subsequent Events.

5. Securities Transactions

Private Placement Offering

In January 2007, the Company authorized a private placement offering of up to 2,000,000 shares of its common stock to qualified accredited investors at a purchase price of $0.12 per share. The offering expired on February 20, 2007 and provided for a 15% commission to Grant Bettingen, the Company’s non-exclusive selling agent. The commission is payable in a combination of 10% cash and 5% in the form of common stock at a value of $0.12 per share. As of the three months ended January 31, 2007, the Company had not received any subscriptions to this offering. See Subsequent Events.

Common Stock issued to Employees

During the three months ended January 31, 2007, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.10 to $0.40 per share. The aggregate fair market value of the shares was determined to be $37,500.

The Company issued 75,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the three months ended January 31, 2007 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.10 to $0.40 per share, with an aggregate fair market value of $18,750.

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 62,500 warrants that vested during the three months ended January 31, 2007 was $10,625, or $0.17 per share, and was recorded as consulting expense.

Common Stock Exchanged for Class B Common Stock

All of the 83,983 shares of Class B common stock issued by the Company in 1986 were held in the name of Harry M. O’Hare, the Company’s founder. In connection with an order imposed by the California Corporations Commissioner at the time of the issuance, all of the Class B common shares automatically convert on a share-for-share basis into common stock upon the death of Mr. O’Hare. On or about November 13, 2006, Mr. O’Hare passed away and the Company has recorded the conversion of 83,983 shares of Class B common stock into 83,983 shares of common stock during the three months ended January 31, 2007.

6. Subsequent Events

On February 1, 2007, the Company authorized a private placement offering of up to 4,000,000 shares of its common stock to qualified accredited investors at a purchase price of $0.50 per share. On February 14, 2007, one unaffiliated accredited investor purchased 2,760,000 shares of common stock in the private placement offering for proceeds of $1,380,000. Concurrently, this same investor purchased 1,000,000 shares of common stock under the terms of the January 2007 private placement offering at $0.12 per share, or $120,000 in proceeds to the Company.

Between February 20 and March 6, 2007, the Company also received additional private placement subscriptions totaling $134,660 at $0.12 per share and issued 1,122,166 shares of its common stock.

On February 14, 2007, the Company utilized proceeds received in the above private placement offerings to repay $1,000,000 in principal loans from Anthony M. Frank, our largest stockholder. Also on February 14, 2007, Mr. Frank elected to convert all remaining unpaid loans totaling $1,126,800 in principal and $406,184 in accrued interest thereon into common stock at the rate of $0.25 per share. The Company issued 6,171,553 shares of common stock pursuant to the conversion.

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

Results of Operations

References to fiscal 2007 and fiscal 2006 are for the three months ended January 31, 2007 and 2006, respectively.

Since discontinuing the operations of its EDI division in October 2005, the Company’s primary operations focus on the research and development of its micro imaging technology system for detecting and identifying contaminants in fluids. As such, primarily all operating expenses are now allocated to research and development whereas in prior fiscal years, a significant portion of expenses were allocated to general and administrative costs. Consequently, research and development expense for the three month period ended January 31, 2007 increased by $153,854 compared to the prior year period and even though representative of the greatest portion of all operating expenses, does reflect decreases in various areas such as salaries and related expenses, as well as rent, utilities and related facilities expenses.

Sales, general and administrative expenses, for the reasons discussed above, decreased by $225,469 for the three month period ended January 31, 2007 compared to fiscal 2006. The reallocation of most operating expenses to research and development in fiscal 2007 and the reduction in certain expense areas as mentioned above, combine to reflect an overall decrease of $75,615 in the Company’s loss from operations for the three months ended January 31, 2007 compared to the prior fiscal year period.

Interest income is generated from short-term investments and decreased by $2,995 for the three months ended January 31, 2007 as investment capital was utilized to sustain operations. Interest expense for the three month period ended January 31, 2007 increased by $8,989 compared to fiscal 2006 and primarily relates to the expense incurred for additional loans obtained over the course of the previous year.

Components of other income, other than interest, decreased by $1,600 for the three months ended January 31, 2007 compared to the prior year period because we did not accrue income tax expense for our discontinued subsidiaries.

We recorded the minimum state income tax provision in fiscal 2007 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2007, we had a working capital deficit of $731,731. This represents a $97,950 increase in the working capital deficit compared to that reported at October 31, 2006. A primary reason for the increase resulted from the lack of sufficient working capital to satisfy monthly operating costs in a timely manner, requiring larger accruals in accounts payable and other accrued expenses.

The Company has no revenues. Our primary source of income has been from loans by our majority stockholder and from the sale of equity in private placement offerings.

Plan of Operation

In the opinion of management, available funds are expected to satisfy our working capital requirements through October 2007. Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 15, 2007 which raises substantial doubt about our ability to continue as a going concern.

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

On January 9, 2007, the Company entered into a non-exclusive agreement to supply MIT products to JMAR Technologies as a tandem product to their real-time water monitoring system or as a stand-alone instrument for laboratory use. JMAR is a San Diego, California based company that has a direct sales and support organization and manufactures laser-based products for multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. To date, no sales of the MIT system have occurred under the agreement with JMAR.

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

Item 3. Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 omitted as not applicable.

Item 2. Changes in Securities

On November 13, 2006, as a result of the death of the Company’s founder, Harry M. O’Hare, the Company converted his 83,983 Class B common stock into Common Stock on a one-for-one basis. The conversion is in keeping with the restrictions imposed by the California Corporation Commissioner when the shares were originally issued in 1986.

Between November 1, 2006 and January 31, 2007, the Company issued a total of 225,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.10 to $0.40 per share, for an aggregate compensation expense of $56,250 as of the three months ended January 31, 2007.

Items 3 through 5 omitted as not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)                                       Exhibits:

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *
______________

* Filed herewith

(b)               Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2007

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)