Form 10QSB
period 2007-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2007-06-06
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2007

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

At May 29, 2007, 29,554,666 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	April 30,	October 31,
	2007	2006
ASSETS
Current assets:
Cash	$325,673	$13,349
Trade Accounts Receivable	20,000	—
Prepaid expenses	12,587	12,587
Total current assets	358,260	25,936

Fixed assets	98,362	111,388
Total assets	$456,622	$137,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	77,023	88,392
Accounts payable to officers and directors	32,000	32,229
Accrued payroll	116,200	117,246
Other accrued expenses	36,421	395,850
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at April 30, 2007.	26,000	26,000
Total current liabilities	287,644	659,717

Notes payable to stockholder	—	1,970,000
Notes payable	—	30,000
Total liabilities	287,644	2,659,717

Commitments and contingencies

Stockholders' deficit:
Series C convertible preferred stock; $1.00 par value; liquidation preference of $1,000,000; no shares issued or outstanding at April 30,
2007; 250,000 shares issued and outstanding at October 31, 2006.	—	250,000
Series D convertible preferred stock; $1.00 par value; liquidation preference of $500,000; no shares issued or outstanding at April 30,
2007; 250,000 shares issued and outstanding at October 31, 2006.	—	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized;
29,554,666 and 15,732,043 shares issued and outstanding at
April 30, 2007 and October 31, 2007, respectively.	295,547	157,320
Class B common stock, $0.01 par value; 839,825 shares authorized;
no shares issued or outstanding at April 30, 2007;
83,983 shares issued and outstanding at October 31, 2007.	—	840
Additional paid-in capital	32,194,964	28,464,981
Notes receivable on common stock	(37,620)	(37,620)
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(4,474,712)	(3,798,713)
Total stockholders' deficit	168,978	(2,522,393)
Total liabilities and stockholders' deficit	$456,622	$137,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Six months ended		through
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	(Unaudited)

Net Sales	$40,000	$—	$40,000	$—	$40,000
Cost of Sales	15,810	—	15,810	—	15,810
Gross profit	24,190	—	24,190	—	24,190

Operating costs and expenses:
Research and development	219,257	146,506	505,008	278,403	1,209,010
Sales, general and administrative	73,529	155,207	73,650	380,797	802,463

Total operating expenses	292,786	301,713	578,658	659,200	2,011,473

Loss from operations	(268,596)	(301,713)	(554,468)	(659,200)	(1,987,283)

Other income (expense):
Interest income	1,913	2,422	1,980	5,484	9,011
Interest expense	(52,622)	(37,376)	(103,033)	(78,798)	(2,466,562)
Other income (expense), net	(20,478)	—	(18,878)	(800)	(22,108)
Other income (expense), net	(71,187)	(34,954)	(119,931)	(74,114)	(2,479,659)

Loss from continuing operations before
provision for income tax	(339,783)	(336,667)	(674,399)	(733,314)	(4,471,512)
Provision for income tax	—	—	(1,600)	(1,600)	(3,200)
Net loss	$(339,783)	$(336,667)	$(675,999)	$(734,914)	$(4,474,712)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Shares used in computing net loss per
share, basic and diluted	25,407,860	13,675,696	25,122,482	13,355,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		through
	2007	2006	April 30, 2007
Cash flows from operating activities:
Net loss	$(675,999)	$(734,914)	$(4,474,712)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	13,026	2,984	28,688
Common stock issued for services	—	28,000	96,000
Common stock issued to officers and directors for services	127,500	57,000	398,750
Common stock issued for shares of subsidiary stock	—	—	254,000
Common stock issued as a commission	3,683	—	6,683
Common stock issued for debt	1,574,844	—	1,574,844
Common stock issued to former licensee	41,319	—	41,319
Common stock issued/recovered on cancelled agreements	20,478	—	20,478
Non-cash compensation for stock options and warrants	29,935	6,000	75,810
Interest expense related to beneficial conversion feature	—	—	1,944,800
Interest paid with common stock	—	43,221	43,221
Interest on notes receivable for common stock	—	(686)	(1,373)

(Increase) decrease in assets:
Trade accounts receivable	(20,000)	—	(20,000)
Prepaid expenses	—	(11,080)	13,003
Increase (decrease) in liabilities:
Trade accounts payable	(11,369)	(55,039)	(53,672)
Accounts payable to officers	(229)	4,916	(4,871)
Accrued payroll and other expenses	(360,474)	(140,379)	(391,636)
Net cash used in operating activities	742,713	(799,977)	(448,669)

Cash flows from investing activities:
Purchase of fixed assets	—	(96,591)	(120,567)
Net cash used in investing activities	—	(96,591)	(120,567)

Cash flows from financing activities:
Principal payments on notes payable	(2,000,000)	—	(2,000,000)
Proceeds from issuance of notes payable	—	—	30,000
Proceeds from issuance of notes payable to a related party	—	—	100,000
Proceeds from issuance of common stock, net	1,569,611	—	1,569,611
Net cash provided by financing activities	(430,389)	—	(300,389)

Net change in cash	312,324	(896,568)	(869,625)

Cash at beginning of period	13,349	1,195,298	1,195,298

Cash at end of period	$325,673	$298,730	$325,673

Supplemental Disclosure of Cash Flow Information

Interest paid	$100	$—	$1,894
Income taxes paid	$800	$800	$12,240

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

Micro Imaging Technology, Inc. (formerly, Electropure, Inc.) (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology.

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

The Company acquired in October 1997 an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. The Company formed Micro Imaging Technology (MIT) in February 2000, a wholly-owned Nevada subsidiary to conduct research and development based upon advancements developed and patented from the licensed technology. It is this technology that is being developed and is incorporated in two systems called the MIT 1000, which have recently been sold to our first customer.

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

Possible Acquisition of Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. (Zhongke)

In February 2007, the Company and Zhongke entered into a letter of intent to acquire Zhongke through a reverse merger share exchange transaction. The agreement provides that the Company will conduct a currently estimated 1-for-134 reverse stock split of issued and outstanding shares, including any securities associated with any outstanding options, warrants or other securities in an amount as may be required to effectively lower the issued and outstanding shares, on a fully diluted basis, to 250,000 shares immediately prior to closing the merger. Under the terms of the agreement, the Company will issue up to 81,550,000 shares of common stock to Zhongke in exchange for the payment to the Company of $480,000. Zhongke will become an indirect subsidiary of the Company and will continue its existing business under the direction of a newly appointed board of directors.

The Company’s existing Nevada subsidiary, Micro Imaging Technologies (MIT), which conducts the company’s remaining active business in the field of laser identification of biological hazards, will be divested on a share-for-share basis to the Company’s existing shareholders immediately prior to the merger.

As soon as practicable after closing, the surviving Nevada corporation, MIT, will take all steps necessary to file a Registration Statement on Form 10-SB to register the shares of MIT with the Securities and Exchange Commission and acquire a new trading symbol for the new publicly trading shares.

This proposed transaction has been approved by the Company’s Board of Directors. As of May 12, 2007, there were 29,554,666 shares of common stock and 2,600,000 shares of redeemable convertible preferred stock issued and outstanding, each share of common stock and redeemable convertible preferred stock being entitled to one vote. Of all shares entitled to vote as of May 12, 2007, 21,846,561 shares (67.9%) voted in favor of the proposal.

The Company anticipates that the transaction with Zhongke will be concluded in June 2007.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2007 and results of operations for the periods presented.

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

3.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2005. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

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

The Company recognized share-based compensation expense of $29,935 on options and warrants granted in prior periods that vested during the six months ended April 30, 2007.

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting periods for both Incentive stock options and Non-qualified stock options are determined by the administrator at or after the date of grant.

Additional options have been granted outside of the Plan to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the six months ended April 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at November 1, 2006	1,270,000	0.25	5.5	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at April 30, 2007	1,270,000	$0.25	4.9	$100,000

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 75,000 of which have expired to date. The weighted average fair value of the MIT options granted and currently outstanding is $0.10. No MIT options have been granted prior to or since fiscal 2003.

Summary information about the Company’s options outstanding at April 30, 2007 is set forth in the table below. Options outstanding at April 30, 2007 expire between August 2007 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2007	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.50	1,210,000	5.0	$0.23	1,565,000	$0.29
$ 0.59 - $0.90	50,000	3.3	$0.78	50,000	$0.78
$ 0.94 - $1.13	10,000	2.3	$0.94	10,000	$0.94
	1,270,000			1,075,000

MIT (SUBSIDIARY):
$ 0.10	510,000	1.3	$0.10	510,000	$0.10
TOTAL:	1,780,000			1,585,000

Total estimated unrecognized compensation from unvested stock options as of April 30, 2007 was approximately $25,800, which is expected to be recognized over a weighted average period of approximately 3.9 years.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company expects to implement the Statement as of November 1, 2008 and management believes that the adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial statements.

4.	Securities Transactions

Private Placement Offering

In January 2007, the Company authorized a private placement offering of up to 2,000,000 shares of its common stock to qualified accredited investors at a purchase price of $0.12 per share. The offering provided for a 15% commission to Grant Bettingen, Inc., the Company’s non-exclusive selling agent. The commission is payable in a combination of 10% cash and 5% in the form of common stock at a value of $0.12 per share. During February 2007, the Company received subscriptions to this private placement offering and issued 2,144,525 shares of its common stock for net proceeds of $239,611.

On February 1, 2007, the Company authorized a second private placement offering of up to 4,000,000 shares of its common stock to qualified accredited investors at a purchase price of $0.50 per share. On February 14, 2007, one unaffiliated accredited investor purchased 2,760,000 shares of common stock in the private placement offering for net proceeds of $1,330,000. This same investor purchased 1,000,000 shares of common stock under the terms of the January 2007 private placement offering at $0.12 per share for $120,000 in proceeds to the Company.

Common Stock Issued for Debt

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

On April 25, 2007, the Company issued 127,824 shares of common stock at $0.25 per share upon conversion of a $30,000 principal loan, plus $1,956 in accrued interest.

On April 30, 2007, the Company issued a total of 516,479 shares of common stock to the investors of our former licensee, EDI Components. Under the terms of the 1997 agreement terminating the license of the EDI technology, which was sold in October 2005, the Company was obligated to issue shares to these individuals when the EDI assets were sold. The Company recorded a charge of $41,318 as a result of this issuance of shares.

Common Stock issued to Employees and Certain Consultants

During the six months ended April 30, 2007, pursuant to his compensation arrangement, the Company issued 300,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.10 to $0.40 per share. The aggregate fair market value of the shares was determined to be $85,000.

The Company issued 150,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the six months ended April 30, 2007 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.10 to $0.40 per share, with an aggregate fair market value of $42,500.

On May 8, 2006, the Company granted six-year warrants to George Farquhar to purchase 250,000 shares of common for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 125,000 warrants that vested during the six months ended April 30, 2007 was $21,965, or $0.18 per share, and was recorded as consulting expense.

Common Stock Exchanged for Class B Common Stock

All of the 83,983 shares of Class B common stock issued by the Company in 1986 were held in the name of Harry M. O’Hare, the Company’s founder. In connection with an order imposed by the California Corporations Commissioner at the time of the issuance, all of the Class B common shares automatically convert on a share-for-share basis into common stock upon the death of Mr. O’Hare. On or about November 13, 2006, Mr. O’Hare passed away and the Company has recorded the conversion of 83,983 shares of Class B common stock into 83,983 shares of common stock during the six months ended April 30, 2007.

Common Stock Exchanged for Preferred Stock

On April 23, 2007, our largest shareholder, Anthony M. Frank, elected to convert all of his 250,000 shares of Series C Preferred Stock into 1,000,000 shares of common stock. Mr. Frank also converted all 250,000 shares of his Series D Preferred Stock into 500,000 shares of common stock. The conversion resulted in the aggregate reduction of 500,000 in preferred shares with a corresponding increase in common stock and additional paid-in capital.

Common Stock Issued/Recovered on Cancelled Agreement

In April 2007, the Company recorded the issuance of 68,259 shares of common stock at a total cost of $20,478, or $0.30 per share. The Company recorded the issuance due to the fact that it has been unable to recover a total of 77,925 shares of common stock issued to various individuals and entities in prior years pursuant to agreements that were later cancelled. The amount of shares recorded in the current year was offset by writing off a total of 8,666 shares of common stock issued and held by the Company as collateral on uncollected loans primarily due from former officers and directors.

5.	Subsequent Events

On May 24, 2007, the Company entered into an agreement with a former officer and director to issue common stock in exchange for all past unpaid expenses, payroll and accrued vacation due him. The Company will issue a total of 211,115 shares of common stock at a fair market value of $42,223, or $0.20 per share, in cancellation of the debt.

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

Results of Operations

References to fiscal 2007 and fiscal 2006 are for the six months ended April 30, 2007 and 2006, respectively.

In May 2007, the Company recorded $40,000 in revenue from the sale of its first two Micro Imaging systems (the MIT 1000) to a Seattle, Washington-based distributor for installations in and around Tokyo, Japan. The Company is in the process of purchasing additional inventory in anticipation of further near-term orders.

Cost of sales consists exclusively of purchased materials associated with the assembly of the MIT 1000 product. If the MIT system gains acceptance, it is the Company’s intention to outsource the manufacturing and assembly of its products.

Since discontinuing the operations of its EDI division in October 2005, the Company’s primary operations focus on the research and development of its micro imaging technology system for detecting and identifying contaminants in fluids. As such, primarily all operating expenses are now allocated to research and development whereas in prior fiscal years, significant portions of expenses were allocated to general and administrative costs. Consequently, research and development expense for the three and six month periods ended April 30, 2007 increased by $72,751 and $226,605, respectively, compared to the prior year periods and even though representative of the greatest portion of all operating expenses, does reflect decreases in various areas such as salaries and related expenses, legal and accounting fees, as well as rent, utilities and related facilities expenses.

Sales, general and administrative expenses, for the reasons discussed above, decreased by $81,678 and $307,147 for the three and six month periods ended April 30, 2007, respectively, compared to fiscal 2006. The reallocation of most operating expenses to research and development in fiscal 2007 and the reduction in certain expense areas as mentioned above, combine to reflect an overall decrease of $33,117 and $104,733 in the Company’s loss from operations for the three and six months ended April 30, 2007, respectively, compared to the prior fiscal year periods.

Interest income is generated from short-term investments and decreased by $509 and $3,504 for the six and six months ended April 30, 2007 as investment capital was utilized to sustain operations. Interest expense for the three and six month periods ended April 30, 2007 increased by $15,246 and $24,235, respectively, compared to the fiscal 2006 periods and primarily relates to the expense incurred on loans obtained over the course of the previous year.

Components of other expense, other than interest, increased by $20,478 and $18,078 for the three and six month periods ended April 30, 2007 compared to the prior year periods. The increase reflects the cost of unrecovered shares issued pursuant to agreements that were later cancelled.

We recorded the minimum state income tax provision in fiscal 2007 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2007, we had a working capital deficit of $70,616, representing a $704,397 increase in working capital compared to that reported at October 31, 2006. Primarily, the increase is the consequence of the revenues realized from the sale of equity during the current period and the issuance of shares in payment of a substantial amount of accrued interest on loans from prior years.

The Company recorded $40,000 in gross revenues in April 2007 on the sale of our first MIT systems. However, our primary source of income has been from loans by our majority stockholder, Anthony M. Frank, and from the sale of equity in private placement offerings. During November and December 2006, we borrowed a total of $156,800 from Anthony M. Frank. In February 2007, Mr. Frank converted all of his outstanding loans and interest into common stock. We sold 4,873,833 shares of common stock in private placement transactions for net proceeds, after commissions, of $1,569,611.

Plan of Operation

In the opinion of management, available funds and funds to be realized through the share exchange transaction with Zhongke are expected to satisfy our working capital requirements through December 2007. Our independent registered public accounting firm has included an explanatory paragraph in his report on the financial statements for the year ended October 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 15, 2007 which raises substantial doubt about our ability to continue as a going concern.

Currently, we are seeking working capital through manufacturing arrangements, strategic partnerships, equity financing and/or the sale of private placement equity so that we may continue commercialization and marketing of our MIT technology. This approach is intended to optimize the value of the Company for its shareholders. To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. The implementation of this strategy is dependent upon our ability to identify and attract the right customers and partners over the next six-month period and to secure sufficient additional working capital in a timely manner.

On January 9, 2007, the Company entered into a non-exclusive agreement to supply MIT products to JMAR Technologies as a tandem product to their real-time water monitoring system or as a stand-alone instrument for laboratory use. JMAR is a San Diego, California based company that has a direct sales and support organization and manufactures laser-based products for multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. To date, no sales of the MIT system have occurred under the agreement with JMAR and, although no assurances can be given that the arrangement will result in future products sales, we continue to consider the possibility of future business as promising.

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

PART II - OTHER INFORMATION

Item 1.	Omitted as not applicable.

Item 2.	Changes in Securities

On November 13, 2006, as a result of the death of the Company’s founder, Harry M. O’Hare, the Company converted his 83,983 Class B common stock into Common Stock on a one-for-one basis. The conversion is in keeping with the restrictions imposed by the California Corporation Commissioner when the shares were originally issued in 1986.

Between November 1, 2006 and April 30, 2007, the Company issued a total of 450,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.10 to $0.40 per share, for an aggregate compensation expense of $127,500 as of the six months ended April 30, 2007.

During February 2007, the Company issued 2,760,000 and 2,144,525 shares of common stock at $0.50 and $0.12 per share, respectively, in private placement transactions for net proceeds of !,559,611.

In February 2007, Mr. Anthony Frank, our largest shareholder, converted $1,542,888 in principal loans and accrued interest into 6,171,553 shares of common stock at $0.25 per share. In April of 2007, Mr. Frank also converted a total of 500,000 shares of Series C and Series D preferred stock into 1,500,000 shares of common stock.

On April 25, 2007, the Company issued 127,824 shares of common stock to upon the exchange of a $30,000 loan, plus $1,956 in interest accrued on the loan. Pursuant to the terms of the note, the conversion price of the common stock was $0.25 per share.

The Company issued 516,479 shares of common stock, valued at $41,318, to the investors of the Company’s former licensee pursuant to the terms of a 1997 License Termination Agreement.

In April 2007, the Company wrote off as unrecoverable the value of 77,925 shares of common stock which it had issued pursuant to various past agreements. Concurrently, the Company cancelled 8,666 shares of common stock, which it held as collateral primarily for unpaid loans due from former officers and directors.

Item 3.	Omitted as not applicable.

Item 4.
As reported on Schedule 14C filed with the Securities and Exchange Commission on April 24, 2007, a majority of the Company’s shareholders, by written consent, approved a proposal to reincorporate in Nevada, to be effected by merging the Company with and into its wholly-owned Nevada subsidiary.

As reported on Schedule 14C filed with the Securities and Exchange Commission on May 14, 2007, a majority of the Company’s shareholders, by written consent, approved a proposal to a) conduct a reverse stock split of its existing outstanding common shares on a basis of approximately one-for 118 shares; b) change the name of the Company to Shanxxi Zhongke Spaceflight Agriculture Development Stock Co., Inc.; c) acquire Zhongke, Inc., a space flight agricultural development company, in exchange for up to 81,550,000 shares of common stock; and d) issue to the Company’s shareholders prior to the acquisition shares in the Company’s Nevada subsidiary, Micro Imaging Technology, on a share-for-share basis.

Item 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

*	Filed herewith

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2007

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)