Form 10QSB/A
period 2007-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2007-08-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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
2007; 250,000 shares issued and outstanding at October 31, 2006.	—	250,000
Series D convertible preferred stock; $1.00 par value; liquidation preference of $500,000; no shares issued or outstanding at April 30,
2007; 250,000 shares issued and outstanding at October 31, 2006.	—	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized;
29,554,666 and 15,732,043 shares issued and outstanding at
April 30, 2007 and October 31, 2006, respectively.	295,547	157,320
Class B common stock, $0.01 par value; 839,825 shares authorized;
no shares issued or outstanding at April 30, 2007;
83,983 shares issued and outstanding at October 31, 2006.	—	840
Additional paid-in capital	32,194,964	28,464,981
Notes receivable on common stock	(37,620)	(37,620)
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(4,474,712)	(3,798,713)
Total stockholders' deficit	168,978	(2,522,393)
Total liabilities and stockholders' deficit	$456,622	$137,324

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