Form 10QSB
period 2007-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2007-09-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.
(Formerly, Electropure, Inc.)
(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California 92673
(Address of principal executive offices)          (Zip Code)

Registrant’s telephone number, including area code:  (949) 485-6006

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

At September 12, 2007, 30,065,781 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	July 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash	$127,366	$13,349
Inventories	35,978	-
Prepaid expenses	12,386	12,587
Total current assets	175,730	25,936

Fixed assets	102,288	111,388

Total assets	$278,018	$137,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	69,630	88,392
Accounts payable to officers and directors	48,000	32,229
Accrued payroll	20,144	117,246
Other accrued expenses	36,419	395,850
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2007.	26,000	26,000
Total current liabilities	200,193	659,717

Notes payable to stockholder	-	1,970,000
Notes payable	-	30,000

Total liabilities	200,193	2,659,717

Commitments and contingencies

Stockholders' deficit:
Series C convertible preferred stock; $1.00 par value; liquidation preference of $1,000,000; no shares issued or outstanding at July 31, 2007; 250,000 shares issued and outstanding at October 31, 2006.	-	250,000
Series D convertible preferred stock; $1.00 par value; liquidation preference of $500,000; no shares issued or outstanding at July 31, 2007; 250,000 shares issued and outstanding at October 31, 2006.	-	250,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,990,781 and 15,732,043 shares issued and outstanding at July 31, 2007 and October 31, 2006, respectively.	299,908	157,320
Class B common stock, $0.01 par value; 839,825 shares authorized; no shares issued or outstanding at July 31, 2007; 83,983 shares issued and outstanding at October 31, 2006.	-	840
Additional paid-in capital	32,284,741	28,464,981
Notes receivable on common stock	-	(37,620)
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(4,697,623)	(3,798,713)
Total stockholders' deficit	77,825	(2,522,393)

Total liabilities and stockholders' deficit	$278,018	$137,324

The accompanying notes are an integral part of the condensed consolidated financial statements

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Nine months ended		through
	July 31,		July 31,		July 31,
	2007	2006	2007	2006	(Unaudited)

Net Sales	$-	$-	$40,000	$-	$40,000
Cost of Sales	725	-	16,535	-	16,535

Gross profit	(725)	-	23,465	-	23,465

Operating costs and expenses:
Research and development	109,729	159,785	614,737	438,188	1,318,739
Sales, general and administrative	114,634	132,223	188,284	513,020	921,667

Total operating expenses	224,363	292,008	803,021	951,208	2,240,406

Loss from operations	(225,088)	(292,008)	(779,556)	(951,208)	(2,216,941)

Other income (expense):
Interest income	1,377	1,159	3,357	6,643	10,388
Interest expense	-	(37,982)	(103,033)	(116,780)	(2,466,562)
Other income (expense), net	800	3,570	(18,078)	2,770	(21,308)
Other income (expense), net	2,177	(33,253)	(117,754)	(107,367)	(2,477,482)

Loss from continuing operations before provision for income tax	(222,911)	(325,261)	(897,310)	(1,058,575)	(4,694,423)
Provision for income tax	-	-	(1,600)	(1,600)	(3,200)

Net loss	$(222,911)	$(325,261)	$(898,910)	$(1,060,175)	$(4,697,623)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Shares used in computing net loss per share, basic and diluted	29,785,708	13,824,572	25,291,104	13,508,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		through
	2007	2006	July 31, 2007
Cash flows from operating activities:
Net loss	$(898,910)	$(1,060,175)	$(4,697,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,100	7,352	24,762
Common stock issued for services	-	109,000	96,000
Common stock issued to officers and directors for services	175,500	-	446,750
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	2,815	-	2,815
Common stock issued as a commission	3,683	-	6,683
Common stock issued for debt	1,617,067	-	1,617,067
Common stock issued to former licensee	41,319	-	41,319
Common stock issued/recovered on cancelled agreements	20,478	-	20,478
Non-cash compensation for stock options and warrants	31,035	35,250	76,910
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	43,221	43,221
Interest on notes receivable for common stock	-	(1,029)	(1,373)

(Increase) decrease in assets:
Notes receivable for common stock	37,620	-	37,620
Prepaid expenses	201	11,382	13,204
Inventories	(35,978)	-	(35,978)
Increase (decrease) in liabilities:
Trade accounts payable	(18,762)	(54,592)	(61,065)
Accounts payable to officers and directors	15,771	5,616	11,129
Accrued payroll and other expenses	(456,533)	(116,995)	(487,695)
Net cash used in operating activities	544,406	(1,020,970)	(646,976)

Cash flows from investing activities:
Purchase of fixed assets	-	(119,538)	(120,567)
Net cash used in investing activities	-	(119,538)	(120,567)

Cash flows from financing activities:
Principal payments on notes payable	(2,000,000)	-	(2,000,000)
Proceeds from issuance of notes payable	-	-	30,000
Proceeds from issuance of notes payable to a related party	-	-	100,000
Proceeds from issuance of common stock, net	1,569,611	-	1,569,611
Net cash provided by financing activities	(430,389)	-	(300,389)

Net change in cash	114,017	(1,140,508)	(1,067,932)

Cash at beginning of period	13,349	1,195,298	1,195,298

Cash at end of period	$127,366	$54,790	$127,366

Supplemental Disclosure of Cash Flow Information

Interest paid	$100	$469	$100
Income taxes paid	$800	$800	$800

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

Possible Acquisition of Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. (Zhongke)

In February 2007, the Company and Zhongke entered into a letter of intent to acquire Zhongke through a reverse merger share exchange transaction. The agreement provides that the Company will conduct a currently estimated 1-for-120 reverse stock split of issued and outstanding shares, including any securities associated with any outstanding options, warrants or other securities in an amount as may be required to effectively lower the issued and outstanding shares, on a fully diluted basis, to 250,000 shares immediately prior to closing the merger. Under the terms of the agreement, the Company will issue up to 81,550,000 shares of common stock to Zhongke in exchange for the payment to the Company of $480,000. Zhongke will become an indirect subsidiary of the Company and will continue its existing business under the direction of a newly appointed board of directors.

The Company’s existing Nevada subsidiary, Micro Imaging Technologies (MIT) conducts the Company’s remaining active business in the field of laser identification of biological hazards. Between May and July 2007, 2,815,000 shares of MIT common stock were issued at $0.001 par value to various officers, directors, key employees and consultants of the Company. The Company’s management believes that these shares have nominal current value. It recorded an expense for their issuance at par value of $2,815. As of September 12, 2007, there were 14,865,000 shares of common stock and 1,000,000 shares of convertible preferred stock issued and outstanding in the MIT subsidiary. Of such shares, the Company owns 12,000,000 shares of common stock and 1,000,000 shares of preferred stock which will be converted into additional shares of common stock sufficient to divest to the Company’s existing shareholders, on a share-for-share basis, prior to the merger.

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

The Company anticipates that the transaction with Zhongke will be concluded in the Fall of 2007.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2007 and results of operations for the periods presented.

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

3.  Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2006. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

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

The Company recognized share-based compensation expense of $31,035 on options and warrants granted in prior periods that vested during the nine months ended July 31, 2007.

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

Additional options have been granted outside of the Plan to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the nine months ended July 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at November 1, 2006	1,270,000	0.25	5.5	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at July 31, 2007	1,270,000	$0.25	4.7	$89,294

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 75,000 of which have expired to date. The weighted average fair value of the MIT options granted and currently outstanding is $0.10. No MIT options have been granted prior to or since fiscal 2003.

Summary information about the Company’s options outstanding at July 31, 2007 is set forth in the table below. Options outstanding at July 31, 2007 expire between August 2007 and January 2016.

Range of Exercise Prices	Options Outstanding July 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2007	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.38	1,210,000	4.8	$0.23	1,020,000	$0.29
$ 0.78	50,000	3.0	$0.78	50,000	$0.78
$ 0.94	10,000	2.0	$0.94	10,000	$0.94
	1,270,000			1,080,000
MIT (SUBSIDIARY):
$ 0.10	510,000	1.0	$0.10	510,000	$0.10
TOTAL:	1,780,000			1,595,000

Total estimated unrecognized compensation from unvested stock options as of July 31, 2007 was approximately $24,700, which is expected to be recognized over a weighted average period of approximately 3.7 years.

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

On April 30, 2007, the Company issued a total of 516,479 shares of common stock to the investors of our former licensee, EDI Components. Under the terms of the 1997 agreement terminating the license of the EDI technology, which was sold in October 2005, the Company was obligated to issue shares to these individuals when the EDI assets were sold. The Company recorded a charge of $41,319 as a result of this issuance of shares.

On May 24, 2007, the Company entered into an agreement with a former officer and director to issue common stock in exchange for all past unpaid expenses, payroll and accrued vacation due him. The Company issued 211,115 shares of common stock at a fair market value of $42,223, or $0.20 per share, in cancellation of the debt. The agreement included an offset on a $37,620 note receivable due the company on common stock received by the former officer and director on the exercise of options in 1997.

Common Stock issued to Employees and Certain Consultants

During the nine months ended July 31, 2007, pursuant to his compensation arrangement, the Company issued 450,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.10 to $0.40 per share. The aggregate fair market value of the shares was determined to be $117,000.

The Company issued 225,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the nine months ended July 31, 2007 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.10 to $0.40 per share, with an aggregate fair market value of $58,500.

On May 8, 2006, the Company granted six-year warrants to George Farquhar to purchase 250,000 shares of common for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 125,000 warrants that vested during the nine months ended July 31, 2007 was $21,965, or $0.18 per share, and was recorded as consulting expense. In July 2007, Mr. Farquhar surrendered these warrants in exchange for the issuance of 250,000 shares of common stock, $0.01 par value, in the Company’s privately-held Nevada subsidiary, Micro Imaging Technology.

Common Stock Exchanged for Class B Common Stock

All of the 83,983 shares of Class B common stock issued by the Company in 1986 were held in the name of Harry M. O’Hare, the Company’s founder. In connection with an order imposed by the California Corporations Commissioner at the time of the issuance, all of the Class B common shares automatically convert on a share-for-share basis into common stock upon the death of Mr. O’Hare. On or about November 13, 2006, Mr. O’Hare passed away and the Company has recorded the conversion of 83,983 shares of Class B common stock into 83,983 shares of common stock during the nine months ended July 31, 2007.

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

5. Subsequent Events

In August, 2007, the Company entered into a consulting agreement with an independent contractor who will serve as Vice President of Business Development and provide sales and marketing services. The agreement provides for a payment of $12,500 per month with a future increase to $14,500 per month. In addition, the consultant will receive a total of 500,000 shares of the Company’s common stock, half of which were issued in August and half of which will issue upon the one year anniversary of the agreement.

In accordance with their consulting arrangements, on August 31, 2007, the Company issued 25,000 and 50,000 shares of common stock, respectively, to our Chief Executive Officer, Michael Brennan, and our Chief Operating Officer, George Farquhar.

On September 1, 2007, the Company entered into a one-year Distributor Agreement with Taiwan-based, Progressive Group, Inc.,. Under the agreement, the Progressive Group has the exclusive right to sell and distribute the MIT system in Taiwan and China.

On September 5, 2007, our largest shareholder, Anthony M. Frank, loaned the Company $250,000 at 12% annual interest rate. The loan is to be repaid on March 5, 2008 or from the proceeds of the sale to Zhongke, whichever occurs first.

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

Results of Operations

References to fiscal 2007 and fiscal 2006 are for the nine months ended July 31, 2007 and 2006, respectively.

In April 2007, the Company recorded $40,000 in revenue from the sale of its first two Micro Imaging systems (the MIT 1000) to a Seattle, Washington-based distributor for installations in and around Tokyo, Japan. The Company is in the process of purchasing additional inventory in anticipation of further near-term orders.

Cost of sales consists mainly of purchased materials associated with the assembly of the MIT 1000 product. If the MIT system gains acceptance, it is the Company’s intention to outsource the manufacturing and assembly of its products.

Since discontinuing the operations of its EDI division in October 2005, the Company’s primary operations focus on the research and development of its micro imaging technology system for detecting and identifying contaminants in fluids. As such, primarily all operating expenses are now allocated to research and development whereas in prior fiscal years, significant portions of expenses were allocated to general and administrative costs. Consequently, research and development expense for the nine month period ended July 31, 2007 increased by $176,549 compared to the prior year period and even though representative of the greatest portion of all operating expenses, does reflect slight decreases in various areas such as salaries and related expenses. Conversely, research and development expenses decreased by $50,056 for the three months ended July 31, 2007 compared to fiscal 2006, primarily reflecting a decrease in consulting expenses during the current period.

Sales, general and administrative expenses, for the reasons discussed above, decreased by $17,589 and $324,736 for the three and nine month periods ended July 31, 2007, respectively, compared to fiscal 2006. The reallocation of most operating expenses to research and development in fiscal 2007 and the reduction in certain expense areas as mentioned above, combine to reflect an overall decrease of $69,735 and $174,467 in the Company’s loss from operations for the three and nine months ended July 31, 2007, respectively, compared to the prior fiscal year periods.

Interest income is generated from short-term investments and decreased by $3,286 for the nine months ended July 31, 2007 as investment capital was utilized to sustain operations. For the three months ended July 31, 2007, however, interest income increased by $218 reflecting the Company’s effort to maximize its investment capital. Interest expense for the three and nine month periods ended July 31, 2007 decreased by $37,982 and $13,747, respectively, compared to the fiscal 2006 periods. The decreases reflect the effect of having converted $2 million in interest-bearing loans into common stock during the first six months of fiscal 2007.

Components of other expense, other than interest, increased by $2,770 and $20,848 for the three and nine month periods ended July 31, 2007, respectively, compared to the prior year periods. The increase mainly reflects the cost of unrecovered shares issued pursuant to agreements that were later cancelled.

We recorded the minimum state income tax provision in fiscal 2007 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2007, we had a working capital deficit of $24,463, representing a $609,318 increase in working capital compared to that reported at October 31, 2006. Primarily, the increase is the consequence of the revenues realized from the sale of equity during the current period and the conversion of debt from prior year loans and accrued payroll through the issuance of common stock.

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

We sold our first two MIT systems in April 2007 and realized gross revenues of $40,000. We are actively pursuing additional new customers for our product. In addition, we are seeking working capital through manufacturing arrangements, strategic partnerships, equity financing and/or the sale of private placement equity so that we may continue commercialization and marketing of our MIT technology. This approach is intended to optimize the value of the Company for its shareholders. To this end, we intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. The implementation of this strategy is dependent upon our ability to identify and attract the right customers and partners over the next six-month period and to secure sufficient additional working capital in a timely manner.

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

Between November 1, 2006 and July 31, 2007, the Company issued a total of 675,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.10 to $0.40 per share, for an aggregate compensation expense of $175,500 as of the nine months ended July 31, 2007.

During February 2007, the Company issued 2,760,000 and 2,144,525 shares of common stock at $0.50 and $0.12 per share, respectively, in private placement transactions for net proceeds of $1,559,611.

In February 2007, Mr. Anthony Frank, our largest shareholder, converted $1,542,888 in principal loans and accrued interest into 6,171,553 shares of common stock at $0.25 per share. In April of 2007, Mr. Frank also converted a total of 500,000 shares of Series C and Series D preferred stock into 1,500,000 shares of common stock.

On April 25, 2007, the Company issued 127,824 shares of common stock upon the exchange of a $30,000 loan, plus $1,956 in interest accrued on the loan. Pursuant to the terms of the note, the conversion price of the common stock was $0.25 per share.

The Company issued 516,479 shares of common stock, valued at $41,319, to the investors of the Company’s former licensee pursuant to the terms of a 1997 License Termination Agreement.

In April 2007, the Company wrote off as unrecoverable the value of 77,925 shares of common stock which it had issued pursuant to various past agreements. Concurrently, the Company cancelled 8,666 shares of common stock, which it held as collateral primarily for unpaid loans due from former officers and directors.

In May 2007, the Company issued 211,115 shares of common stock in cancellation of debt due a former officer and director. The fair market value of the shares was $42,223, or $0.20 per share.

Item 3.	Omitted as not applicable.

Item 4.
As reported on Schedule 14C filed with the Securities and Exchange Commission on April 24, 2007, a majority of the Company’s shareholders, by written consent, approved a proposal to reincorporate in Nevada, to be effected by merging the Company with and into its wholly-owned Nevada subsidiary.

As reported on Schedule 14C filed with the Securities and Exchange Commission on May 14, 2007, as amended through July 19, 2007, a majority of the Company’s shareholders, by written consent, approved a proposal to a) conduct a reverse stock split of its existing outstanding common shares on a basis of approximately one-for 119 shares; b) change the name of the Company to Shanxxi Zhongke Spaceflight Agriculture Development Stock Co., Inc.; c) acquire Zhongke, Inc., a space flight agricultural development company, in exchange for up to 81,550,000 shares of common stock; and d) issue to the Company’s shareholders prior to the acquisition shares in the Company’s Nevada subsidiary, Micro Imaging Technology, on a share-for-share basis.

Item 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.10.BZ	12% Promissory Note with Anthony M. Frank dated September 5, 2007 *
31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *

* Filed herewith (b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2007

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)