Form 10KSB
period 2007-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2008-02-13
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2007

MICRO IMAGING TECHNOLOGY, INC.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The registrant’s revenues for the twelve months ended October 31, 2007 were $40,000.

As of February 9, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,898,971, based on a closing price for the common stock of $0.25 on the OTC Bulletin Board on such date.

At February 9, 2008, 32,440,781 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-KSB into Which Incorporated
Micro Imaging Technology, Inc. Information Statement Pursuant to Section 14 (c) of the Securities and Exchange Act of 1934 filed on August 24, 2007.	Part I, Item 4

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

2

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

In October 2005, in order to generate working capital to support the research and development efforts of our MIT subsidiary, we sold our 30,000 square foot building and the assets of our Nevada subsidiary, Electropure EDI, Inc. At that time, the Company changed its corporate identity to Micro Imaging Technology, Inc.

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

The clinical and food processing applications for our MIT System for rapid identification of microbes will undergo stringent and lengthy regulatory approval processes in the United States, including clinical trials. To gain beta-site testing data, in June 2007 we sold and installed two MIT systems in an instrumentation distribution company and a food research laboratory in Japan through Yotsubishi Corporation, a subsidiary of Sibata Scientific Technology. We anticipate that the operating results from these installations will aid in the domestic approval processes and in further commercializing the MIT System for clinical and food processing applications. However, no assurances can be given as to when or if additional systems may be sold.

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

In August 2007, we engaged the services of John Ricardi, JMAR’s former Vice President for Sales and Marketing. Mr. Ricardi will provide sales, marketing and business development services to the Company. In September 2007, through Mr. Ricardi’s efforts, the Company appointed Progressive Group, Inc. as exclusive distributor for MIT products in Taiwan and China. Located in Taipei, China, the Progressive Group will market products and service to the food industry in the territory.

Patents

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology. We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003 and a corresponding patent in Mexico on April 4, 2006. Corresponding foreign patents are pending in Europe, Australia, and Japan.

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

“Micro Imaging Technology” is a registered trademark of the Company.

Research and Development

During fiscal 2007, we expended $864,716 primarily on our MIT system research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2006, we spent $704,002 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2007, we employed 7 full-time employees, of whom three were engaged in administrative, accounting and clerical functions and four were engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2008. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

Risks and Uncertainties

Failure to raise additional capital could seriously reduce our ability to compete or harm our ability to continue operations

From time to time we have experienced and continue to experience working capital shortfalls that slowed the development of our research on the MIT technology. We will be required to raise substantial amounts of new financing, through equity investments, loans or strategic alliances, to carry out our business objectives. There can be no assurance that we will be able to obtain such additional financing on terms that are acceptable to us and at the time we require, or at all. Further, any such financing may cause substantial dilution of the interests of current shareholders. If we are unable to obtain such additional financing, the financial condition and results of operations of the Company will be materially adversely affected. Moreover, our estimates of cash requirements to carry out our current business objectives are based upon certain assumptions, including assumptions as to revenues, net income or loss and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unforeseen costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing, it is unlikely that we will have sufficient cash to continue to conduct operations. We believe that to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock. However, no assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing shareholders or will be on terms satisfactory to us.

We have a history of losses which are likely to continue.

From our inception in 1979 through October 31, 2007, we have accumulated a loss of $33,648,051 and a net stockholders’ deficit of $192,552. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2007 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Although we sold our first two MIT Systems during 2007, MIT is considered to be a research and development operation. As such, it has no significant or recurring operating income and its prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in the development of a new technology. While laboratory results and other tests have been encouraging, substantial additional development efforts will be required. The development of the MIT System involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product development, or that our efforts will result in successful product commercialization on a sustainable level. There can be no assurance that we will be able to achieve profitable operations.

We have limited patent protection

We own two U.S. patents on our MIT technology, one foreign patent and certain additional corresponding foreign patents for this technology are currently in process. We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on trade secrets and know-how as regards the MIT technology that is not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

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

Our future success is highly dependent on our ability to attract, retain and motivate qualified personnel, including technical personnel, executive officers and other key management. The loss or unavailability of services of one or more of our key employees, including Michael Brennan, our chief executive officer, or our inability to attract and retain qualified personnel, could have a material adverse effect on our ability to operate effectively.

Item 2.                                                           Properties

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month. Our monthly lease payment increased to $3,749 as of April 1, 2007.

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

Item 3.                                                           Legal Proceedings

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

As reported on Schedule 14C filed with the Securities and Exchange Commission on August 24, 2007, a majority of the Company’s stockholders, by written consent, approved a proposed reincorporation of the Company in the state of Nevada. The reincorporation was to be effected by merging the Company with and into its wholly-owned Nevada subsidiary, MMTC Nevada, Inc., ("MMTC Nevada"). After the reincorporation, the Company planned to conduct an acquisition of securities currently held by the existing stockholders of Shanxi Zhongke Spaceflight Agriculture Development Stock Co., Inc. ("Zhongke").

The Company and Zhongke mutually agreed on September 21, 2007 to terminate the contract for the above acquisition and the intended reincorporation was not completed. The information contained in the above Schedule 14C is herein incorporated by reference.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2006	First Quarter	0.14	0.08
	Second Quarter	0.25	0.20
	Third Quarter	0.28	0.20
	Fourth Quarter	0.45	0.22
Fiscal 2007	First Quarter	0.40	0.07
	Second Quarter	0.32	0.20
	Third Quarter	0.35	0.16
	Fourth Quarter	0.37	0.11
Fiscal 2008	First Quarter (through February 9, 2008)	0.51	0.06

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2007 the Company had approximately 400 holders of record of its common stock.

All of the 83,983 shares of Class B common stock issued by the Company in 1986 were held in the name of Harry M. O’Hare, the Company’s founder. In connection with an order imposed by the California Corporations Commissioner at the time of the issuance, all of the Class B common shares automatically convert on a share-for-share basis into common stock upon the death of Mr. O’Hare. On or about November 13, 2006, Mr. O’Hare passed away and the Company has recorded the conversion of 83,983 shares of Class B common stock into 83,983 shares of common stock during the fiscal year ended October 31, 2007.

In January 2007, the Company authorized a private placement offering of up to 2,000,000 shares of its common stock to qualified accredited investors at a purchase price of $0.12 per share. The offering provided for a 15% commission to Grant Bettingen, Inc., the Company’s non-exclusive selling agent. The commission is payable in a combination of 10% cash and 5% in the form of common stock at a value of $0.12 per share. During February 2007, the Company received subscriptions to this private placement offering and issued 2,113,822 shares of its common stock for net proceeds of $239,611 and 30,692 commission shares to Grant Bettingen valued at $3,683.

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

On April 23, 2007, Mr. Frank, elected to convert all of his 250,000 shares of Series C Preferred Stock into 1,000,000 shares of common stock. Mr. Frank also converted all 250,000 shares of his Series D Preferred Stock into 500,000 shares of common stock. The conversion resulted in the aggregate reduction of 500,000 in preferred shares with a corresponding increase in common stock and additional paid-in capital. In April 2007, the Company recorded the issuance of 68,259 shares of common stock at a total cost of $20,478, or $0.30 per share. The Company recorded the issuance due to the fact that it has been unable to recover a total of 77,925 shares of common stock issued to various individuals and entities in prior years pursuant to agreements that were later cancelled. The amount of shares recorded in the current year was offset by writing off a total of 8,666 shares of common stock issued and held by the Company as collateral on uncollected loans primarily due from former officers and directors.

On April 25, 2007, the Company issued 127,824 shares of common stock at $0.25 per share to an unaffiliated third party upon conversion of a $30,000 principal loan, plus $1,956 in accrued interest.

On April 30, 2007, the Company issued a total of 516,479 shares of common stock to the investors of our former licensee, EDI Components. Under the terms of the 1997 agreement terminating the license of the EDI technology, which was sold in October 2005, the Company was obligated to issue shares to these individuals when the EDI assets were sold. The Company recorded a charge of $41,319 as a result of this issuance of shares in the 2007 fiscal year.

On May 8, 2006, the Company granted six-year warrants to George Farquhar to purchase 250,000 shares of common for services to be rendered over a one-year period. The warrants are exercisable at $0.20 per share and vest in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the 125,000 warrants that vested during the nine months ended July 31, 2007 was $21,935, or $0.18 per share, and was recorded as consulting expense. In July 2007, Mr. Farquhar surrendered these warrants in exchange for the issuance of 250,000 shares of common stock, $0.001 par value, in the Company’s majority-held Nevada subsidiary, Micro Imaging Technology.

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

In August 2007, Directors Victor Hollander and Ralph Emerson were granted two-year options to purchase 100,000 shares of common stock at $0.24 per share for services rendered to the Board of Directors. The fair market value of each issuance, $21,000, was recorded as consulting expense.

Effective September 21, 2007, the Company issued 1,250,000 and 750,000 shares of common stock to its Chief Executive Officer, Michael Brennan, and Victor Hollander, respectively, in connection with management and professional financial consulting services they provided with regard to the aborted acquisition of Zhongke Spaceflight. The Company originally agreed to issue the shares at the time the acquisition was consummated, however, since the parties mutually withdrew from the transaction, the shares were issued at $0.37 per share, the fair market value on September 21, 2007. The shares were issued under the Company’s 2008 Employee Benefit Plan for a total expense of $720,000. See also Part III, Item 11 - Executive Compensation, Employee Benefit Plan.”

During the twelve months ended October 31, 2007, pursuant to his compensation arrangement, the Company issued 600,000 shares of common stock to Michael W. Brennan, at prices ranging from $0.10 to $0.40 per share. The aggregate fair market value of the shares was determined to be $163,000. In August 2007, Mr. Brennan also received a two-year option to purchase 100,000 shares of common stock at $0.30 per share as part of his compensation arrangement, at an expense to the Company in the sum of $20,000. Mr. Brennan also received 100,000 shares of the common stock of the Company’s majority-owned Nevada subsidiary, MIT during fiscal 2007, which were valued at $0.001 par value.

The Company issued 300,000 shares of common stock to George Farquhar, its Chief Operating Officer, during fiscal 2007 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.10 to $0.40 per share, with an aggregate fair market value of $81,500. The Company also issued 50,000 shares of the common stock of MIT to Mr. Farquhar at $0.001 par value per share during fiscal 2007.

Between May and July 2007, a total of 2,515,000 shares of the common stock of the Company’s subsidiary, MIT, were issued at $0.001 par value per share to various officers, directors, key employees and consultants of the Company. Due to the fact that there is no current market for the shares of MIT and the Company has no current plan to register its shares for public trading, the Company’s management believes that these shares have nominal value and recorded an expense for their issuance at par value of $0.001 per share, or $2,515.

 All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2007 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 10 - “Executive Compensation-Stock Option Plan”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	935,000	$0.26	65,000

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

Item 6.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2007 and 2006

We posted our first sales of two MIT systems in fiscal 2007, with sales of $40,000. Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2007 increased by $160,714 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to reallocating most operating expenses, particularly legal and accounting costs, rent and travel expense to research and development operations during fiscal 2007. The increase also reflects additional expenditures for temporary labor relating to the development of the technology.

Sales, general and administrative expenses increased by $339,871 for the fiscal year ended October 31, 2007 compared to the prior year period. The increase primarily reflects the expense incurred for fees paid and equity issuances to consultants for services rendered. The increase was partially offset by a reduction in wages and related costs, as well as due to the reallocation of operating costs as explained in the prior paragraph.

Interest income is generated from short-term investments and decreased by $2,879 in fiscal 2007 as investment capital was utilized to sustain operations.

Interest expense for the twelve months ended October 31, 2007 decreased by $2,255,804 compared to the prior period. During fiscal 2006, our majority stockholder exchanged $1.87 million in short term convertible loans for $1.87 in private placement notes with a beneficial conversion feature. Additionally, our majority stockholder exchanged 400,000 shares of the common stock of the Company's subsidiary at a discounted rate during fiscal 2006. The intrinsic value of the beneficial conversion features for these transactions was determined to be $1,944,800 and $254,001, respectively, and was recorded as interest. These transactions during fiscal 2006 account for the significant difference in interest expense in the current period.

Components of other income, other than interest, decreased by $14,848 for the fiscal year ended October 31, 2007 compared to the prior year. The increase mainly reflects the cost of unrecovered shares issued pursuant to agreements that were later cancelled.

We recorded the minimum state income tax provision in fiscal 2007 and 2006 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2007, we had working capital deficit of $287,765. This represents a working capital increase of $346,017 compared to that reported at October 31, 2006. The increase primarily resulted from utilizing cash raised during the year to pay down current liabilities and from converting certain current liabilities into equity.

The Company recorded $40,000 in gross revenues in April 2007 on the sale of our first MIT systems. However, our primary source of cash flow has been from loans by our majority stockholder, Anthony M. Frank, and from the sale of equity in private placement offerings. During November and December 2006, we borrowed a total of $156,800 from Mr. Frank. In February 2007, Mr. Frank converted all of his outstanding loans and interest into common stock. We sold 4,873,833 shares of common stock in private placement transactions to unaffiliated individuals for net proceeds, after commissions, of $1,573,294 . We also borrowed $250,000 from Mr. Frank in September 2007. Additionally, between January and February, 2008, loans totaling $55,000 were made to the Company by Director and Chief Executive Officer, Michael W. Brennan, and Victor Hollander, a member of the Board of Directors.

Of the cash received during fiscal 2007, nearly $1.1 million was utilized to repay loans and purchase inventories and capital equipment. Management estimates that it required working capital approximating $69,000 per month to maintain operations during fiscal 2007, compared to the approximate $90,000 per month expended during fiscal 2006.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in their report on the financial statements for the year ended October 31, 2007 which raises substantial doubt about our ability to continue as a going concern.

We intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy will be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner. To that end we are in the process of preparing and promoting a $3 million private placement offering of the Company’s securities and are negotiating with an investment banking firm to assist in the placement of securities. We have engaged the services of a consultant to provide investment banking and financial public relations services to expand and further this strategy. Moreover, we are in the process of introducing the MIT System to market and believe that we will be able to generate a minimum of $320,000 in gross revenues from the sale of products during the remainder of fiscal 2008. In the opinion of management, available funds and funds anticipated from forthcoming equity purchases and product sales are expected to satisfy our working capital requirements through November 2008.

We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current stockholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining financing for future developments, whether in the form of loans, licenses or equity transactions, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

No assurances can be given that currently available funds will satisfy our working capital needs for the period estimated, or that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on November 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

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

None.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

None

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age		Position
Michael W. Brennan	65		Director (Chairman) and Chief Executive Officer
Ralph W. Emerson	61		Director
George R. Farquhar	66		Chief Operating Officer
Victor A. Hollander	75	D	Director
Catherine Patterson	55		Chief Financial Officer and Secretary

There are currently two vacancies on the Board of Directors.

Michael W. Brennan, 65, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000. Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Ralph W. Emerson, 61, was named to the Board of Directors on August 2, 2006. He serves as Chairman of the Company’s Science Advisory Committee. Mr. Emerson has product development and research affiliations with some of the world's leading companies including Cargill Inc., Helena Chemical, Spectrum Brands, and the 3M Corporation. Formerly he was a consultant to the CEO/President of Grain Processing Corporation (GPC), Senior Science Consultant to Central Pet and Garden, a Sr. Vice President of Jourgensen Chemical/ NL Industries managing chemical programs with the Department of Defense. Moreover, he has held senior academic and research positions within the University of California at UCLA, UCI, and UC Davis. His applied research has produced several US Patents and International Patents in the disciplines of bioscience. Mr. Emerson is a partner and founder of FREM Biosciences, Inc., working for the past 10 years in the areas of pesticide science. Additionally, he is a director of the Kary Mullis Research Foundation, and director of the Agriculture and Animal Sciences division of Altermune-a US Defense Advanced Research Project Agency funded program. Dr. Emerson is a graduate of UCLA and did his graduate work at Harvard University, the Harvard School of Public Health and the Sloan School at the Massachusetts Institute of Technology. Currently, he is an elected member of the Harvard University Club of Boston, the New York Academy of Sciences and the American Society of Microbiology.

George R. Farquhar, 66, was appointed Chief Operating Officer of the Company on August 2, 2006. Mr. Farquhar is a successful, creative manager in finance and general operations for public, private and start-up companies. During the past 30 years, he has served as Chief Financial Officer, Chief Operations Officer as well as President of two corporations, each reporting over $100 million in annual revenues. He worked for five years for Price Waterhouse, an international CPA firm. For the last 15 years, Mr. Farquhar has been a business consultant for various public companies since 1991, including MIT (1997 to 2002). He recently managed a start-up high tech public company’s R & D and manufacturing operations and helped bring its initial product to market. Mr. Farquhar earned an MBA degree in finance from the University of Southern California and is a CPA.

Victor A. Hollander, 75, was named to the Board of Directors on August 2, 2006 and serves as Audit Committee Chairman. Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with Weinberg & Company since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services. Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Catherine Patterson, 55, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified. Mr. Panning has a right to nominate one director. See “MANAGEMENT - Employment Agreement.”  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 53, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2007:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 4 - Statement of Changes in Beneficial Ownership	1
Ralph W. Emerson	Form 4 - Statement of Changes in Beneficial Ownership	1
Anthony M. Frank	Form 4 - Statement of Changes in Beneficial Ownership	2
Victor A. Hollander	Form 4 - Statement of Changes in Beneficial Ownership	1

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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2007, 2006, and 2005 to the officers of the Company.

		Annual Compensation				Long-Term Compensation
Name	Position	Year	Salary ($)		Other Compensation ($)(1)	Awards Options
Michael Brennan (2)	Chief Executive Officer	2007 2006	$ $	223,100 105,000	$462,500 —	$20,000 —
George Farquhar (3)	Chief Operating Officer	2007 2006	$ $	149,050 47,250	— —	— —
Floyd Panning (4)	President and Chief	2006		$107,208	—	—
	Executive Officer	2005		$122,523	—	—
Catherine Patterson (5)	Secretary and Chief Financial Officer	2007 2006	$ $	75,600 75,600	— —	— —
		2005		$75,600	—	—

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)
Mr. Brennan was named Chief Executive Officer on August 2, 2006. He receives a salary of $5,000 in cash and 50,000 shares of common stock per month. Therefore, as an officer of the Company during the fiscal year ended October 31, 2006, Mr. Brennan’s salary compensation amounted to $15,000 in cash and 200,000 shares of common stock with an aggregate value of $90,000. For the fiscal year ended October 31, 2007, Mr. Brennan’s compensation amounted to $60,000 in cash and 300,000 shares of common stock valued at $163,000. Mr. Brennan was also granted two-year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share. Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology, valued at $100.

In May 2007, Mr. Brennan also received an award of 800,000 shares of the common stock of the Company’s Nevada subsidiary, valued at $800.

On September 21, 2007, Mr. Brennan received 1,250,000 shares of the Company’s common stock for management consulting services rendered with regard to the aborted Zhongke transaction. The fair market value of the common stock was determined to be $0.37 per share, or $462,500.

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

(3)
Mr. Farquhar was named Chief Operating Officer of the Company on August 2, 2006. He received a salary of $5,000 in cash and 25,000 shares of common stock per month. In August 2007, Mr. Farquhar’s cash compensation increased to $7,500 per month. During fiscal 2007, Mr. Farquhar’s compensation amounted to $67,500 in cash and 150,000 shares of common stock valued at $81,500. His compensation for the fiscal year ended October 31, 2006 was $15,000 in cash and 75,000 shares of common stock valued at $32,250. Mr. Farquhar also received 50,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology, valued at $50, during fiscal 2007.

In May 2007, Mr. Farquhar also received an award of 115,000 shares of the common stock of the Company’s Nevada subsidiary, valued at $115.

In July 2007, Mr. Farquhar exchanged 250,000 warrants to purchase 250,000 shares of the Company’s common stock issued to him in May 2006, for 250,000 shares of the common stock of Micro Imaging Technology, the Company’s subsidiary. The value of the shares received in the exchange was determined to be $250.

(4)
Mr. Panning resigned as President and Chief Executive Officer on August 2, 2006. In January 2006, Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.14 per share. The options expire on January 26, 2016.

(5)
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

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan where he became the Chief Executive Officer of the Company. The arrangement provides for the following:

• Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years. The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares. Effective September 1, 2007, Mr. Brennan also receives 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.

• Mr. Brennan will be granted, for each year of service, two-year warrants to purchase 100,000 shares of restricted common stock at an exercise price of $0.30 per share. Such warrants shall vest in their entirety at the conclusion of each year of service.

George R. Farquhar

Effective August 1, 2006, Mr. Farquhar entered into a five-year service agreement with the Company and he was named Chief Operating Officer on August 2, 2006. Mr. Farquhar received cash compensation of $5,000 per month until July 31, 2007 when the amount was increased to $7,500 per month. Mr. Farquhar also receives 25,000 shares of the Company’s common stock each month under the agreement. In the event the agreement is terminated by the Company, Mr. Farquhar is to receive twelve months of his cash compensation.

Effective September 1, 2007, Mr. Farquhar also receives 25,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.

Compensation of Directors

In October 2006, the Board of Directors authorized the following compensation:

•
that Victor A. Hollander and Ralph W. Emerson and all other outside individuals appointed to the Board of Directors initially be issued 100,000 shares of the Company’s common stock and those shares will be registered, at the Company’s convenience, through an S-8 Registration Statement with the Securities and Exchange Commission.

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

Employee Benefit Plan

Effective December 3, 2007, the Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan. Under the plan, the Company can grant up to 3 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors of the Company. Eligibility is determined by the Board of Directors. In December 2008, a total of 2 million shares of common stock were granted under the plan to Michael Brennan and Victor Hollander in lieu of payment for consulting services rendered regarding the aborted Zhongke transaction. See PART II, Item 5., “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

The following table provides information about option exercises during the fiscal year ended October 31, 2007 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price of the Company’s common stock on October 31, 2007.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options Held at October 31, 2007		Value of Unexercised In-the-Money Options October 31, 2007
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael W. Brennan	—	—	300,000	—	$15,000	—
Ralph W. Emerson	—	—	100,000	—	$1,000	—
George R. Farquhar	—	—	60,000	—	$7,200	—
Victor A. Hollander	—	—	100,000	—	$1,000	—
Catherine A. Patterson	—	—	40,000	60,000	$4,400	$6,600

	—	—	600,000	60,000	$28,600	$6,600

As of the fiscal year ended October 31, 2007, there were a total of 935,000 options issued under the Plan at exercise prices ranging from $0.14 to $0.94 per share.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of February 9, 2008 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Brenda L. Bladow 7099 Heron Circle Carlsbad, CA 92011	3,760,000	10.7%	—	—	10.0%
Michael W. Brennan	2,948,600	8.4%	—	—	7.7%
Ralph W. Emerson	200,000	*	—	—	*
George R. Farquhar	510,000	1.5%	—	—	1.4%
Anthony M. Frank 20 Meadowood Court Pleasant Hill, CA 94523	16,899,703	48.3%	—	—	45.0%
Victor A. Hollander	950,000	2.7%	—	—	2.5%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	2.7%
Catherine Patterson	150,112	*	2,906	*	*
All officers and directors as a group (4 persons)	4,758,712	13.6%	2,906	*	12.7%

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

(2)            Includes currently exercisable warrants or options to purchase an aggregate of 660,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 10 - “Executive Compensation - Stock Option Plan.”

(3)
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

(4)	Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share.

(5)	Mr. O’Hare, the Company’s founder, passed away on or about November 13, 2006.

Item 13.                                                    Certain Relationships and Related Transactions.

Mr. Anthony M. Frank

Between November 10 and December 29, 2006, Mr. Frank made $156,800 in short term loans to the Company. On February 14, 2007, he converted these loans and all other outstanding loans he had made to the Company, into shares of common stock at $0.25 per share. The transaction involved the issuance of 6,171,553 shares of common stock in cancellation of loans and interest in the sum of $1,542,888.

In April of 2007, Mr. Frank also converted a total of 500,000 shares of Series C and Series D preferred stock into 1,500,000 shares of common stock.

Mr. Frank loaned the Company $250,000 in September 2007 at 12% annual interest. The loan matures on March 5, 2008.

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

Item 14.                                                    Exhibits and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheet as of October 31, 2007

Statements of Operations for the years ended October 31, 2007 and 2006

Statements of Shareholders’ Deficit for the years ended October 31, 2007 and 2006

Statements of Cash Flows for the years ended October 31, 2007 and 2006

Notes to Financial Statements

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on February 23, 2007 to report the issuance of a total of 10,740,536 shares of common stock upon conversion of debt and in private placement sales.

A report on Form 8-K was filed on September 21, 2007 to report that the Company had terminated its contractual arrangements with the shareholders of Shanxi Zhongke Spaceflight Agriculture Development Stock Co., Inc.

(c)                                  Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CA	Debt Conversion Agreement - 02/14/07 - (incorporated by reference to Exhibit 10.10.CA to Schedule 13D/A-24 of Anthony M. Frank filed on February 16, 2007).

10.10.CB	12% Promissory Term Note with Anthony M. Frank (Keogh) - 09/05/07 *

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.47.8	License Termination Agreement with EDI Components dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.8 to Form 10-QSB filed on September 11, 1997).

10.47.9	Employment Agreement with Floyd H. Panning dated August 14, 1997 (effective 08/05/97). (incorporated by reference to Exhibit 10.47.9 to Form 10-QSB filed on September 11, 1997).

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

	2006	2005

Hein & Associates, LLP	-	126,921
Jeffrey S. Gilbert, CPA	36,000	-
	36,000	126,931

Although no 2007 audit fees were paid to Jeffrey S. Gilbert, CPA before the fiscal year ended October 31, 2007, management of the Company estimates that the October 31, 2007 audit fee will approximate $37,500.

Tax Fees.

Fees billed by Hein & Associates, LLP for professional services for tax compliance, tax advice and tax planning were $20,451 for the fiscal year ended October 31, 2005. We anticipate incurring fees for fiscal 2007 tax services following the submission of this Annual Report on Form 10-KSB.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy filing totaled $6,000 for the fiscal year ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: February 9, 2008

MICRO IMAGING TECHNOLOGY, INC.

	BY	/S/ Catherine Patterson
CATHERINE PATTERSON Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ Michael W. Brennan	Director	February 9, 2008
MICHAEL W. BRENNAN

/S/ Victor A. Hollander	Chief Executive Officer	February 9, 2008
VICTOR A. HOLLANDER	and Director

/S/ Catherine Patterson	Chief Financial Officer (Principal Financial and	February 9, 2008
CATHERINE PATTERSON	Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheet of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2007 and the results of their operations and their cash flows for the years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, recurring losses with an accumulated deficit of $33,648,051 at October 31, 2007, and is seeking to implement its business plan, which requires the Company to complete the development and market a new product and/or raise capital through the sale of the Company’s common stock or borrowings. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT

Los Angles, California
February 9, 2008

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Balance Sheet

October 31, 2007

October 31, 2007
ASSETS
Current assets:
Cash	$127,027
Inventories	72,406
Prepaid expenses	12,387
Total current assets	211,820

Fixed assets, net	95,212

Total assets	$307,032

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	250,000
Trade accounts payable	90,803
Accounts payable to officers and directors	64,500
Accrued payroll	27,193
Other accrued expenses	41,088
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2007.	26,000
Total current liabilities	499,584

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,215,781 shares issued and outstanding at October 31, 2007.	322,158
Additional paid-in capital	33,133,341
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(5,838,850)
Total stockholders' deficit	(192,552)
Total liabilities and stockholders' (deficit)	$307,032

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2007

			Cumulative period from November 1, 2005 through
	October 31,		October 31, 2007
	2007	2006	(Unaudited)

Sales	$40,000	$-	$40,000
Cost of Sales	18,916	-	18,916

Gross profit	21,084	-	21,084

Operating costs and expenses:
Research and development	864,716	704,002	1,568,718
Sales, general and administrative	1,073,254	733,383	1,806,637

Total operating expenses	1,937,970	1,437,385	3,375,355

Loss from operations	(1,916,886)	(1,437,385)	(3,354,271)

Other income (expense):
Interest income	4,152	7,031	11,183
Interest expense	(107,725)	(2,363,529)	(2,471,254)
Other income (expense), net	(18,078)	(3,230)	(21,308)
Other income (expense), net	(121,651)	(2,359,728)	(2,481,379)

Loss from continuing operations
before provision for income tax	(2,038,537)	(3,797,113)	(5,835,650)
Provision for income tax	(1,600)	(1,600)	(3,200)

Net loss	$(2,040,137)	$(3,798,713)	$(5,838,850)

Net loss per share, basic and diluted	$(0.08)	$(0.27)

Shares used in computing net loss per share, basic and diluted	25,530,692	13,824,572

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit)

For Each of the Two Years in the Period Ended October 31, 2007

	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2005	250,000	250,000	12,965,851	83,983	250,000	250,000	129,658	840	25,834,496	(36,247)	(27,809,201)	(1,380,454)

Common stock issued for convertible debt, $0.14 per share	-	-	308,721	-	-	-	3,087	-	40,134	-	-	43,221
Common stock and warrants issued in exchange for surrender of common stock in subsidiary, $0.34 per share	-	-	1,176,471	-	-	-	11,765	-	242,236	-	-	254,001
Interest expense related to beneficial conversion feature on stock exchanged for subsidiary stock	-	-	-	-	-	-	-	-	1,944,800	-	-	1,944,800
Common stock issued to officers for services, $0.08 per share	-	-	50,000	-	-	-	500	-	3,500	-	-	4,000
Common stock issued to officers for services, $0.14 per share	-	-	50,000	-	-	-	500	-	6,500	-	-	7,000
Common stock issued to officers for services, $0.18 per share	-	-	50,000	-	-	-	500	-	8,500	-	-	9,000
Common stock issued to officers for services, $0.20 per share	-	-	50,000	-	-	-	500	-	9,500	-	-	10,000
Common stock issued to officers for services, $0.23 per share	-	-	50,000	-	-	-	500	-	11,000	-	-	11,500
Common stock issued to officers for services, $0.25 per share	-	-	50,000	-	-	-	500	-	12,000	-	-	12,500
Common stock issued to officers for services, $0.26 per share	-	-	50,000	-	-	-	500	-	12,500	-	-	13,000
Common stock issued to officers for services, $0.28 per share	-	-	50,000	-	-	-	500	-	13,500	-	-	14,000
Common stock issued to officers for services, $0.34 per share	-	-	75,000	-	-	-	750	-	24,750	-	-	25,500
Common stock issued to officers for services, $0.45 per share	-	-	75,000	-	-	-	750	-	33,000	-	-	33,750
Common stock issued to officers for services, $0.50 per share	-	-	75,000	-	-	-	750	-	36,750	-	-	37,500
Common stock issued to officers for services, $0.51 per share	-	-	50,000	-	-	-	500	-	25,000	-	-	25,500
Common stock issued to directors for services, $0.34 per share	-	-	200,000	-	-	-	2,000	-	66,000	-	-	68,000
Common stock issued for services, $0.14 per share	-	-	200,000	-	-	-	2,000	-	26,000	-	-	28,000
Common stock issued for services, $0.34 per share	-	-	200,000	-	-	-	2,000	-	66,000	-	-	68,000
Common stock issued as commission, $0.50 per share	-	-	6,000	-	-	-	60	-	2,940	-	-	3,000
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	45,875	-	-	45,875
Interest recognized on notes receivable for common stock	-	-	-	-	-	-	-	-	-	(1,373)	-	(1,373)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,798,713)	(3,798,713)
Balance, October 31, 2006	250,000	250,000	15,732,043	83,983	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For Each of the Two Years in the Period Ended October 31, 2007

	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Note Receivable Common Stock	Accumulated Deficit	Total

Balance, October 31, 2006	250,000	250,000	15,732,043	83,983	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)

Common stock issued to officers for services, $0.10 per share	-	-	75,000	-	-	-	750	-	6,750	-	-	7,500
Common stock issued to officers for services, $0.16 per share	-	-	75,000	-	-	-	750	-	11,250	-	-	12,000
Common stock issued to officers for services, $0.24 per share	-	-	150,000	-	-	-	1,500	-	34,500	-	-	36,000
Common stock issued to officers for services, $0.25 per share	-	-	225,000	-	-	-	2,250	-	54,000	-	-	56,250
Common stock issued to officers for services, $0.30 per share	-	-	75,000	-	-	-	750	-	21,750	-	-	22,500
Common stock issued to officers for services, $0.32 per share	-	-	75,000	-	-	-	750	-	23,250	-	-	24,000
Common stock issued to officers for services, $0.35 per share	-	-	75,000	-	-	-	750	-	25,500	-	-	26,250
Common stock issued to officers for services, $0.40 per share	-	-	150,000	-	-	-	1,500	-	58,500	-	-	60,000

Common stock issued to officers and directors for consulting services, $0.37 per share	-	-	2,000,000	-	-	-	20,000	-	720,000	-	-	740,000

Common stock issued in private placement offering, $0.12 per share	-	-	2,113,833	-	-	-	21,138	-	218,473	-	-	239,611

Common stock issued in private placement offering, $0.50 per share	-	-	2,760,000	-	-	-	27,600	-	1,302,400	-	-	1,330,000

Common stock issued as commission, $0.12 per share	-	-	30,692	-	-	-	307	-	3,376	-	-	3,683

Common stock issued for debt, $0.20 per share	-	-	211,115	-	-	-	2,111	-	40,112	37,620	-	79,843

Common stock issued for convertible debt, $0.25 per share	-	-	6,299,377	-	-	-	62,994	-	1,511,850	-	-	1,574,844

Common stock issued to former licensee for debt, $0.08 per share	-	-	516,479	-	-	-	5,165	-	36,154	-	-	41,319

Common stock issued upon conversion of Series C Preferred stock	(250,000)		1,000,000	-	(250,000)		10,000	-	240,000	-	-	-

Common stock issued upon conversion of Series D Preferred stock	-	(250,000)	500,000	-	-	(250,000)	5,000	-	245,000	-	-	-

Common stock issued or surrendered for uncollectible debt, $0.30 per share	-	-	68,259	-	-	-	683	-	19,795	-	-	20,478

Common stock of subsidiary issued to employees and consultants, $0.001 per share	-	-	-	-	-	-	-	-	2,665	-		2,665

Options and warrants granted to employees and
consultants for services	-	-	-	-	-	-	-	-	93,035	-	-	93,035

Common stock exchanged for Class B common stock	-	-	83,983	(83,983)	-	-	840	(840)	-	-	-	-

Net loss											(2,040,137)	(2,040,137)
Balance, October 31, 2007	-	-	32,215,781	-	$-	$-	$322,158	$-	$33,133,341	$-	$(33,648,051)	$(192,552)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2007

			Cumulative period from November 1, 2005
	October 31,		through
	2007	2006	October 31, 2007
Cash flows from operating activities:
Net loss	$(2,040,137)	(3,798,713)	$(5,838,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,008	15,662	42,670
Common stock issued for services	-	96,000	96,000
Common stock issued to officers and directors for services	984,500	271,250	1,255,750
Common stock issued for shares of subsidiary stock	-	254,000	254,000
Common stock of subsidiary issued to employees and consultants	2,665	-	2,665
Common stock issued as a commission	-	3,000	3,000
Common stock issued for debt	42,223	-	42,223
Common stock issued to former licensee	41,319	-	41,319
Common stock issued/recovered on cancelled agreements	20,478	-	20,478
Non-cash compensation for stock options and warrants	93,035	45,875	138,910
Interest expense related to beneficial conversion feature	-	1,944,800	1,944,800
Interest paid with common stock	61,615	43,221	104,836
Interest on notes receivable for common stock	-	(1,373)	(1,373)

(Increase) decrease in assets:
Prepaid expenses	201	13,003	13,204
Inventories	(72,406)	-	(72,406)
Increase (decrease) in liabilities:
Trade accounts payable	2,411	(42,303)	(39,892)
Accounts payable to officers and directors	32,271	(4,642)	27,629
Accrued payroll and other expenses	(50,767)	(31,162)	(81,929)
Net cash used in operating activities	(855,584)	(1,191,382)	(2,046,967)

Cash flows from investing activities:
Purchase of fixed assets	(10,832)	(120,567)	(131,399)
Net cash used in investing activities	(10,832)	(120,567)	(131,399)

 The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2007

			Cumulative period from November 1, 2005
	October 31,		through
	2007	2006	October 31, 2007

Cash flows from financing activities:
Principal payments on notes payable to shareholder	(1,000,000)	-	(1,000,000)
Proceeds from issuance of notes payable	-	30,000	30,000
Proceeds from issuance of notes payable to a related party	406,800	100,000	506,800
Proceeds from issuance of common stock, net	1,573,294	-	1,573,294
Net cash provided by financing activities	980,094	130,000	1,110,094

Net change in cash	113,678	(1,181,949)	(1,068,272)

Cash at beginning of period	13,349	1,195,298	1,195,298

Cash at end of period	$127,027	$13,349	$127,026

Supplemental Disclosure of Cash Flow Information

Interest paid	$125	$1,794	$1,919
Income taxes paid	$800	$11,440	$12,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of notes payable, major shareholder, to shares of common stock	$1,126,800	$-

Conversion of other note payable to shares of common stock	$30,000	$-

Issuance of common stock in payment of liabilities	$356,429	$-

Payment of liabilities by cancellation of note receivable on common stock	$49,501	$-

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.                                       Description of Business and Development Stage Company

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its 81%-owned subsidiary.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2007. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is now considered a development stage enterprise.

2.                                       Basis of Presentation

The Company incurred net losses from continuing operations of $2,040,137 and $3,798,713 for the fiscal years ended October 31, 2007 and 2006, respectively. At October 31, 2007 the Company had an accumulated deficit of $33,638,051 and is in default under the redemption provisions of its redeemable preferred stock (Note 7). These raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets in fiscal 2005 and in the prior and current fiscal years through private loans from an individual who is a related party and the largest stockholder and through the sale of the Company’s common stock in various private placement transactions. In January 2007, the Company entered into a non-exclusive supply agreement with JMAR Technologies, Inc. ("JMAR") a San Diego, California provider of laser-based equipment to supply the MIT system as an upgrade option to their real-time water monitoring system or as a stand-alone instrument for laboratory use. To date, no sales of the MIT system have occurred under the agreement with JMAR and, although no assurances can be given that the arrangement will result in future products sales, we continue to consider the possibility of future business as promising.

The Company is also negotiating with private accredited investors and with an investment banking firm for the sale of its common stock in private placement transactions. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company’s securities, borrowing, or through the sale of assets or products that will generate sufficient revenues in the future to sustain ongoing operations. The Company’s ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.

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

3.                                       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Micro Imaging Technology (“MIT”). As of October 31, 2005, the operations of the Company’s subsidiaries, Electropure EDI, Inc. and Electropure Holdings, LLC, were discontinued and the Company became a development stage company. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2007 and 2006, there was no cash or cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2007 and 2006.

Stock Based Compensation

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

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2006
Net income (loss), as reported:	$(3,798,713)

Add: Stock-based employee compensation included in reported net loss	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(49,600)
Pro forma net income (loss):	$(3,848,313)

Net income (loss) per share
Basic, as reported	$(0.27)
Basic, pro forma	$(0.28)

Net income (loss) per share
Diluted, as reported	$(0.27)
Diluted, pro forma	$(0.28)

Weighted average shares outstanding
Basic	13,891,997
Diluted	13,891,997

The pro forma effect for the year presented is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than five years of vesting.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 8.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 5 years. The leasehold improvements made to the Company’s leased facility are being depreciated over an expected useful life of 5 years. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the Statement of Operations. Renewals and betterments that materially extend the life of the assets are capitalized.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company did not incur advertising expense during fiscal 2007. Advertising expense for the year ended October 31, 2006 was $209.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Common stock equivalents of 2,550,000 and 5,696,479 as of October 31, 2007 and 2006, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s fiscal year beginning after November 1, 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements or results of operations.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these Standards on November 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its consolidated financial statements.

4.     Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2007	2006
Machinery and equipment	$88,977	$78,145
Furniture and fixtures	74,326	74,326
Leasehold improvements	70,370	70,370
	233,673	222,841
Less: accumulated depreciation	(138,461)	(111,453)
Total property and equipment, net	$95,212	$111,388

Depreciation expense for the years ended October 31, 2007 and 2006 was $27,008 and $15,662, respectively.

5.   Notes Payable

At October 31, notes payable consisted of the following:

	2007	2006
Note payable to major stockholder, collateralized by the Company’s public shell structure; principal and interest at 12% due in full on March 5, 2008; convertible on or after August 17, 2007 into common stock at $0.25 per share.	$250,000	$	----

Note payable to major stockholder, collateralized by intellectual property of Micro Imaging Technology subsidiary (MIT); principal and interest at 10% due in full on August 17, 2008; convertible on or after August 17, 2007 into common stock at $0.25 per share.	—		1,870,000

Unsecured note payable to major stockholder; principal and interest at 10% due in full on August 21, 2008; convertible on or after August 21, 2007 into common stock at $0.25 per share	—		40,000

Unsecured note payable to major stockholder; principal and interest at 10% due in full on October 6, 2008; convertible on or after October 6, 2007 into common stock at $0.25 per share	—		60,000

Unsecured note payable to unaffiliated lender; principal and interest at 10% due in full on August 29, 2008; convertible on or after August 29, 2007 into common stock at $0.25 per share	—		30,000
	250,000		2,000,000
Less current maturities	250,000		—------

Long Term portion of notes payable	$—		$2,000,000

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

6.   Income Taxes

At October 31, the components of the income tax expense are as follows:

	2007	2006
Current tax expense:
Federal	$—	$—
State	1,600	1,600
	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2007 were as follows:

Current deferred tax assets:
Accrued vacation	$9,000
Book compensation for options and warrants	37,000
Other	1,000
Total current deferred tax assets	47,000
Valuation allowance	(47,000)
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$9,553,000
Other credit carryforward	296,000
Depreciation and amortization	4,000
Total noncurrent deferred tax assets	9,853,000
Valuation allowance	(9,853,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2007 was an increase of $1,667,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2006	2006
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The Company has federal and state net operating loss carryforwards of $24,743,000 and $8,860,000, respectively. The federal and state net operating loss carryforwards began expiring in 2005 and continues through 2020. The Company also has federal and state research and development tax credit carryforwards of $166,000 and $130,000, respectively.

7.     Stockholders’ Deficit

Common Stock

On June 29, 2005, the Company entered into a one-year arrangement with Michael Brennan for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company issued 50,000 shares of common stock to Mr. Brennan each month and granted him three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. On August 2, 2006, Mr. Brennan was named Chief Executive Officer and was appointed to the Company’s Board of Directors. His compensation arrangement continues under the same terms of the 2005 consulting agreement, but also included the issuance of a two-year option to purchase 100,000 shares of common stock at $0.30 per share and, commencing September 1, 2007, the issuance of 50,000 shares of the common stock of the Company’s Nevada subsidiary. During the twelve months ended October 31, 2007, pursuant to his compensation arrangement, Mr. Brennan received 600,000 shares of the Company’s common stock with an aggregate fair market value of $163,000; 100,000 shares of the subsidiaries stock valued at $100; and options to purchase 100,000 shares of common stock with a fair market value of $20,000.

On November 13, 2006, as a result of the death of the Company’s founder, Harry M. O’Hare, the Company converted his 83,983 Class B common stock into Common Stock on a one-for-one basis. The conversion is in keeping with the restrictions imposed by the California Corporation Commissioner when the shares were originally issued in 1986.

In January and February 2007, the Company issued 2,760,000 and 2,144,525 shares of common stock at $0.50 and $0.12 per share, respectively, in private placement transactions for net proceeds of $1,573,294. Of the proceeds received by the Company, $1 million was utilized to repay that amount of outstanding principal loans from Anthony M. Frank.

The Company issued 30,692 shares of common stock, valued at $3,683, for commissions earned.

In February 2007, Mr. Anthony Frank, the Company’s largest shareholder, converted all outstanding principal loans and accrued interest, totaling $1,542,888, into 6,171,553 shares of common stock at $0.25 per share. In April of 2007, Mr. Frank also elected to convert a total of 500,000 shares of Series C and Series D preferred stock into 1,500,000 shares of common stock.

On April 25, 2007, the Company issued 127,824 shares of common stock upon the exchange of a $30,000 loan made to the Company by an unaffiliated third party in August 2006, plus $1,956 in interest accrued on the loan. Pursuant to the terms of the note, the conversion price of the common stock was $0.25 per share.

On April 30, 2007, the Company issued 516,479 shares of common stock, valued at $41,319, to the investors of the Company’s former licensee pursuant to the terms of a 1997 License Termination Agreement. The issuance was required should a change in control occur in the Company. Management determined that a change of control had occurred upon the sale of substantially all of the assets of the company when it sold the assets and operations of its EDI division and its building as of October 31, 2005. The fair market value on October 31, 2005 was $0.08 per share. This prior year adjustment, recorded in the current year, is not considered material by management of the Company.

In April 2007, the Company wrote off as unrecoverable the value of 77,925 shares of common stock which it had issued pursuant to various past agreements. Concurrently, the Company cancelled 8,666 shares of common stock, which it held as collateral primarily for unpaid loans due from former officers and directors. The reconciliation of shares resulted in the net issuance of 68,259 shares of common stock and an expense of $20,478, or $0.30 per share.

On May 24, 2007, the Company entered into an agreement with a former officer and director to issue 211,115 shares of common stock in cancellation of all outstanding debt due him, including deferred wages, expenses and accrued vacation. The agreement also provided that the Company would write off a $37,620 note receivable due on common stock issued pursuant to a 1997 exercise of options. The fair market value of the shares issued in this transaction was $42,223, or $0.20 per share.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On August 1, 2007, the Company amended a compensation arrangement with George Farquhar who was appointed Chief Operating Officer on August 2, 2006. The amendment provided that his cash compensation increase from $5,000 to $7,500 per month and that, commencing September 1, 2007, Mr. Farquhar receive 25,000 shares of the common stock of the Company’s Nevada subsidiary each month. His compensation continues to include a monthly issuance of 25,000 shares of the Company’s common stock. During the fiscal year ended October 31, 2007, Mr. Farquhar was issued 300,000 and 50,000 shares of common stock of the Company and its subsidiary, valued at $81,500 and $50, respectively.

In September 2007, the Company issued 1,250,000 and 750,000 shares of common stock to Michael Brennan and Victor Hollander, respectively, for services rendered in negotiating and conducting the aborted shell transaction with Zhongke. When the transaction with Zhongke was terminated on September 21, 2007, the shares became and due and were recorded at the then fair market value of $0.37 per share. The Company recorded a total expense of $720,000 as consulting fees.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, $1.00 par value. The terms of the Preferred Stock, or any series thereof, may be determined from time to time by the Board of Directors. Such shares may be convertible into Common Stock and may have rank superior to the Common Stock in the payment of dividends, liquidation rights, voting and other rights, preferences and privileges. Future shares of Preferred Stock may be issued by the Company without submitting a proposal regarding the issuance of such shares to a vote of holders of Common Stock. The Company in the future could issue Preferred Stock in a situation designed to discourage a tender offer. The Company has no present plans to issue any shares of Preferred Stock.

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock. Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock. As of October 31, 2007, there were no shares of Series C preferred stock issued or outstanding.

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder. There were no shares of Series D preferred stock issued or outstanding at October 31, 2007.

Voting Rights

Each share of the Company’s common stock and redeemable preferred stock is entitled to one vote per share. Shares of the Company’s Series C and Series D convertible preferred stock carry no voting rights.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Liquidation Preferences

In the event of liquidation or dissolution of the Company, the holders of the common stock and redeemable preferred stock shall be entitled to receive an equal amount per share, provided, however, in no instance shall a share of redeemable preferred stock receive more than $0.01 per share.

In any liquidation or dissolution of the Company, the holder of the Series C convertible preferred stock will be entitled to a liquidation preference of $4 per share.

In any liquidation or dissolution of the Company, the holder of the Series D convertible preferred stock will be entitled to a liquidation preference of $2 per share.

8.   Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. A total of 300,000 and 500,000 options were granted under this plan to directors and employees during the fiscal year ended October 31, 2007 and 2006, respectively. Also under the Plan, 250,000 warrants were granted to a consultant of the Company in fiscal 2006 and cancelled in July 2007 in exchange for common stock in the Company’s subsidiary. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.

In September 2007, the Company’s subsidiary adopted the Micro Imaging Technology 2007 Stock Option Plan authorizing the granting of options up to 3,000,000 shares of common stock. This plan is otherwise identical to the above 1999 plan of its parent company in eligibility requirements, types of options and other terms and conditions. There have been no options granted under this plan to date.

The Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan (the “Benefit Plan”) effective December 3, 2007. Under the plan, the Company can grant up to 3 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility and terms of each grant is determined by the Board of Directors. During fiscal 2007, a total of 2 million shares were issued under the Benefit Plan. However, as of October 31, 2007, there have been no options awarded under the Benefit Plan.

The following table summarizes information about options granted under the 1999 stock option plan to employees and directors of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years.

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2005	1,095,000	$0.36	4.3	$—
Granted	500,000	0.14
Exercised	—	—
Expired	(325,000)	0.39
Canceled	—	—
Outstanding at October 31, 2006	1,270,000	0.36	5.5	$—
Granted	300,000	0.26
Exercised	—	—
Expired	(125,000)	0.29
Canceled	—	—
Outstanding at October 31, 2007	1,435,000	$0.36	4.3	$100,000

Summary information about the Company’s options outstanding at October 31, 2007 is set forth in the table below. Options outstanding at October 31, 2007 expire between June 2008 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2007	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.38	1,375,000	4.4	$0.26	1,185,000	$0.39
$ 0.78	50,000	2.8	$0.78	50,000	$0.78
$ 0.94	10,000	1.8	$0.94	10,000	$0.94
	1,435,000			1,245,000
MIT (SUBSIDIARY):
$ 0.10	510,000	0.8	$0.10	510,000	$0.10
TOTAL:	1,945,000			1,770,000

Total estimated unrecognized compensation from unvested stock options as of October 31, 2007 was approximately $24,700 which is expected to be recognized over a weighted average period of approximately 3.4 years.

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

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The Company did not grant any warrants to purchase common stock during fiscal 2007. During the year ended October 31, 2006 the Company granted warrants as follows:

On May 8, 2006, the Company granted three-year warrants to purchase 250,000 shares of common stock to George R. Farquhar for services to be rendered over a one-year period. The warrants, exercisable at $0.20 per share, vested in four equal increments each calendar quarter commencing on the date of grant. The fair market value of the aggregate 125,000 warrants that vested during the twelve months ended October 31, 2006 and 2007 was $21,875 and $21,965, respectively, and was recorded as consulting expense. On August 2, 2006, Mr. Farquhar was appointed as the Company’s Chief Operating Officer and in September 2007, Mr. Farquhar cancelled the 250,000 warrants in exchange for 250,000 shares of the common stock of the Company’s MIT subsidiary..

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

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2007 and 2006 and changes during the years then ended. Warrants outstanding at October 31, 2007 expire between June 2008 and July 2010.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2005	2,165,000	$0.71
Granted	350,000	0.20
Exercised	—	—
Expired	(890,000)	0.49
Outstanding at October 31, 2006	1,625,000	0.33
Granted	—	—
Exercised	—	—
Expired	(460,000)	1.39
Outstanding at October 31, 2007	1,115,000	$0.22

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2007 and 2006 and changes during the years then ended. MIT warrants outstanding at October 31, 2007 expire in July 2008.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2005	275,000	$1.48
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at October 31, 2006	275,000	1.48
Granted	—	—
Exercised	—	—
Expired	(200,000))))))	—
Outstanding at October 31, 2007	75,000	$0.10

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2007 and 2006:

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	2007	2006
MICRO IMAGING TECHNOLOGY, INC.:
Risk-free interest rate	—	5.010%
Expected dividend yield	—	—
Expected stock price volatility	—	1.800
Expected life in years	—	3 years

Summary information about the Company’s warrants outstanding at October 31, 2007 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2007	Weighted Average Exercise Price
MICRO IMAGING TECHNOLOGY, INC.
$ 0.10 - $0.50	1,035,000	0.9	$0.15	1,035,000	$0.15
$ 0.94	40,000	1.8	$0.94	40,000	$0.94
$ 1.38	40,000	0.8	$1.38	40,000	$1.38
	1,115,000			1,115,000
MIT:
$ 0.10	75,000	0.8	$0.10	75,000	$0.10
TOTAL:	1,190,000			1,190,000

9.    Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006. The lease was extended on April 1, 2007 for an additional year and the lease payment increased to $3,749 per month. Company has the option to extend the lease for additional one-year terms through March 31, 2012..

Future minimum facilities lease payments as of October 31, 2007 are as follows:

2008	$18,745
2009	$—

Employment Contracts

(a) Michael W. Brennan

Effective August 2, 2006, the Company entered into a five-year employment agreement with Michael Brennan, the Company’s Chief Executive Officer, that provides for a $5,000 monthly cash payment and 50,000 shares of the Company’s common stock for each month of service. For each year of service, Mr. Brennan will also be granted two-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.30 per share. Such warrants are to vest at the conclusion of each year of service. Commencing September 1, 2007, Mr. Brennan also receives 50,000 shares of the common stock of the Company’s subsidiary, MIT. See also Note 12 - “Subsequent Events.”

(b) George R. Farquhar

Effective August 1, 2006, the Company entered into a five-year employment arrangement with Mr. Farquhar, the Company’s Chief Operating Officer. The agreement provides for a $5,000 month cash payment and 25,000 shares of common stock for each month of service. If the agreement is terminated by the Company, Mr. Farquhar is entitled to one year of monthly cash payments. Effective August 1, 2007, Mr. Farquhar’s cash compensation was increased to $7,500 per month and, commencing September 1, 2007, he receives 25,000 shares of the common stock of the Company’s subsidiary. See also Note 12 - “Subsequent Events.”

Micro Imaging Technology, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

10.    Related Party Transactions

In September 2007, the Company issued 1,250,000 shares of common stock to the Chief Executive Officer, Michael Brennan, in payment for management consulting services concerning the aborted shell transaction with Zhongke. The fair market value of the issuance was $450,000, or $0.37 per share and was recorded as consulting expense.

The Company also issued 750,000 shares of common stock to Victor Hollander, a Director of the Company, for financial consulting services with regard to the Zhongke deal. The Company expensed $270,000 for consulting services related to this issuance.

See Notes 5,7, 8, 9, 10, and 12 for other related party transactions.

11. Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $8,031 and $8,663 for the fiscal years ended October 31, 2007 and 2006, respectively.

12.     Subsequent Events (Unaudited)

In accordance with this consulting arrangement, between November 1, 2007 and February 9, 2008, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael Brennan. Mr. Brennan also received 100,000 shares of the common stock of Company’s subsidiary, MIT.

The Company issued George Farquhar, Chief Operating Officer, a total of 75,000 shares of common stock between November 1, 2007 and February 9, 2008 under the terms of his consulting agreement. Additionally, Mr. Farquhar received 50,000 shares of the Company’s Nevada subsidiary common stock.

Effective January 1, 2008, the Board of Directors terminated the ongoing monthly issuances of the Company’s subsidiary stock to Messrs. Brennan and Farquhar.

Between January 17 and February 7, 2008, two of the Company’s Board members, Victor Hollander and Michael Brennan, (Mr. Brennan is also the Chief Executive Officer), loaned the Company a total of $55,000 for operations..