Form 10-Q
period 2008-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2008-03-20
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

Commission file number 0-16416

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐    No  ☒.

At March 17, 2008, 34,015,781 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	January 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash	$23,144	$127,027
Inventories	72,406	72,406
Prepaid expenses	11,800	12,387
Total current assets	107,350	211,820

Fixed assets, net	88,315	95,212

Total assets	$195,665	$307,032

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$275,000	$250,000
Trade accounts payable	175,296	90,803
Accounts payable to officers and directors	87,848	64,500
Accrued payroll	20,693	27,193
Other accrued expenses	48,670	41,088
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2008.	26,000	26,000
Total current liabilities	633,507	499,584

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized;
32,940,781 shares issued and outstanding at January 31, 2008.	329,408	322,158
Additional paid-in capital	33,249,039	33,133,341
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(6,207,088)	(5,838,850)
Total stockholders' deficit	(437,842)	(192,552)
Total liabilities and stockholders' (deficit)	$195,665	$307,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,		Cumulative period from November 1, 2005 through October 31,
	2008	2007	2007
			(Unaudited)

Sales	$-	$-	$40,000
Cost of Sales	-	-	18,916

Gross profit	-	-	21,084

Operating costs and expenses:
Research and development	275,787	285,751	1,844,505
Sales, general and administrative	81,518	121	1,888,155

Total operating expenses	357,305	285,872	3,732,660

Loss from operations	(357,305)	(285,872)	(3,711,576)

Other income (expense):
Interest income	103	67	11,286
Interest expense	(8,295)	(50,411)	(2,479,549)
Other income (expense), net	(1,141)	1,600	(22,449)
Other income (expense), net	(9,333)	(48,744)	(2,490,712)

Loss from continuing operations:
Before provision for income tax	(366,638)	(334,616)	(6,202,288)
Provision for income tax	(1,600)	(1,600)	(4,800)

Net loss	$(368,238)	$(336,216)	$(6,207,088)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Shares used in computing net loss per share, basic and diluted	32,534,188	15,881,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	January 31,		Cumulative period from November 1, 2005 through January 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(368,238)	$(336,216)	$(6,207,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,897	6,621	49,567
Common stock issued for services	-	-	96,000
Common stock issued to officers and directors for services	48,000	56,250	1,303,750
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	150	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for debt	-	-	42,223
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	14,798	18,595	153,708
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	588	-	13,792
Inventories	-	-	(72,406)
Increase (decrease) in liabilities:
Trade accounts payable	84,492	55,012	44,600
Accounts payable to officers and directors	23,348	(14,215)	50,977
Accrued payroll and other expenses	1,082	50,562	(80,847)
Net cash used in operating activities	(188,883)	(163,391)	(2,235,850)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(131,399)
Net cash used in investing activities	-	-	(131,399)

Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	-	(1,000,000)
Proceeds from issuance of notes payable	-	-	30,000
Proceeds from issuance of notes payable to a related party	25,000	156,800	531,800
Proceeds from issuance of common stock, net	60,000	-	1,633,294
Net cash provided by financing activities	85,000	156,800	1,195,094

Net change in cash	(103,883)	(6,591)	(1,172,155)

Cash at beginning of period	127,027	13,349	1,195,298

Cash at end of period	$23,144	$6,758	$23,144

Supplemental Disclosure of Cash Flow Information

Interest paid	$713	$-	$2,632
Income taxes paid	$800	$800	$13,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of January 31, 2008, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2008. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The Company acquired, in October 1997, an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. In February 2000, the Company formed Micro Imaging Technology (MIT), a wholly-owned Nevada subsidiary, to conduct research and development based upon advancements developed and patented from the licensed technology. The technology being developed is a non-biologically based system utilizing both proprietary hardware and software to rapidly (near real time) determine the specific specie of an unknown microbe present in a fluid with a high degree of statistical probability (“MIT system”). It will analyze a sample presented to it and compare its characteristics to a library of known microbe characteristics on file. At present, it is the Company’s only operation.

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is considered a development stage enterprise.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2008 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2007, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2008.

3.	Related Party Transactions

Loans

On January 17, 2008, a Director and the Company’s Chief Executive Officer, Michael W. Brennan, loaned the Company $25,000 for operations. During February and March 2008, Mr. Brennan made three additional loans to the Company totaling $50,000. The terms and conditions of the loans have not yet been negotiated with Mr. Brennan, however, the Company is accruing interest on the loans at the rate of 8% per annum.

On or about February 5, 2008, the Chairman of the Company’s Board of Directors, Victor A. Hollander, also loaned the Company the sum of $10,000 for operations. The Company is in the process of negotiating the terms of the loan.

Deferred Fees and Expenses

Due to lack of working capital, certain officers and directors of the Company have deferred payment of salaries and fees and reimbursement of expenses due as of January 31, 2008:

The Company has accrued a total of $16,848 in fees and expenses due Michael W. Brennan for services rendered between October 2007 and January 31, 2008.

As a member of the Board of Directors, Mr. Ralph W. Emerson receives an annual fee of $18,000 as Chairman of the Company’s Scientific Advisory Committee. The Company has accrued a total of $29,500 as of January 31, 2008 in the fees due Mr. Emerson. Mr. Emerson also receives a stipend for attendance of each meeting of the Board of Directors and, as of January 31, 2008, the Company has accrued $2,500 in such fees.

Mr. Victor A. Hollander is Chairman of the Board of Directors and receives an annual fee of $24,000 as Chairman of the Company’s Audit Committee. He also receives a stipend for attendance of each Board meeting. As of January 31, 2008, the Company had accrued a total of $36,000 and $5,500 in fees due for his chairmanship and meetings attendance, respectively.

4.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2007 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2007. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior period presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The Company recognized share-based compensation expense of $14,798 on options and warrants granted in prior periods that vested during the three months ended January 31, 2008.

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

The Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan (the “Benefit Plan”) effective December 3, 2007. Under the Benefit Plan, the Company can grant up to 3 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility and terms of each grant is determined by the Board of Directors. During the fiscal year ended October 31, 2007, a total of 2 million shares were issued under the Benefit Plan. However, as of January 31, 2008, there have been no options awarded under the Benefit Plan.

Additional options have been granted outside of the above plans to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the three months ended January 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,435,000	0.25	4.3	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2008	1,435,000	$0.25	4.1	$57,250

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 75,000 of which have expired to date. The weighted average fair value of the remaining MIT options, which expire in July 2008, is $0.10.

Summary information about the Company’s options outstanding at January 31, 2008 is set forth in the table below. Options outstanding at January 31, 2008 expire between June 2008 and January 2016.

Range of Exercise Prices	Options Outstanding January 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2008	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.28 - $0.30	1,375,000	4.1	$0.23	1,235,000	$0.23
$ 0.78	50,000	2.5	$0.78	50,000	$0.78
$ 0.94	10,000	1.5	$0.94	10,000	$0.94
	1,435,000			1,295,000
MIT (SUBSIDIARY):
$ 0.10	510,000	0.5	$0.10	510,000	$0.10
TOTAL:	1,945,000			1,805,000

Total estimated unrecognized compensation from unvested stock options as of January 31, 2008 was approximately $18,200, which is expected to be recognized over a weighted average period of approximately 3.3 years.

5.	Notes Payable

On September 5, 2007, Anthony M. Frank, our largest stockholder, loaned the Company the sum of $250,000 The loan bears interest at 12% per annum and matures on March 5, 2008. The Company intends to seek an extension from Mr. Frank for repayment of the loan.

On January 17, 2008, the Company borrowed $25,000 from its Chief Executive Officer, Michael W. Brennan. The terms of the loan are currently being negotiated, however, the Company is accruing interest on the loan at the rate of 8% per annum.

See also Note 3 - “Related Party Transactions.”

6.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan for the three months ended January 31, 2008 and 2007 was $1,749 and $2,142, respectively.

7.	Securities Transactions

Private Placement Transaction

On December 18, 2007, the Company sold 500,000 shares of common stock at $0.12 per share to an unaffiliated accredited investor for net proceeds of $60,000.

Common Stock issued to Employees and Certain Consultants

During the three months ended January 31, 2008, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.14 to $0.25 per share. The aggregate fair market value of the shares was determined to be $32,000. Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary during the three months ended January 31, 2008. The shares were issued at $0.001 par value, for a total fair market value of $100.

The Company issued 75,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the three months ended January 31, 2008 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.14 to $0.25 per share, with an aggregate fair market value of $16,000. The Company also issued Mr. Farquhar 50,000 shares of the common stock of its Nevada subsidiary for a total expense of $50 during the three months ended January 31, 2008.

8.	Subsequent Events

In accordance with their consulting arrangements, on February 29, 2008, the Company issued 50,000 and 25,000 shares of common stock, respectively, to our Chief Executive Officer, Michael Brennan, and our Chief Operating Officer, George Farquhar.

On March 17, 2008, the Board of Directors authorized an issuance of 500,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Director, for services rendered. The fair market value of the shares was $0.27 per share.

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

Results of Operations

References to fiscal 2008 and fiscal 2007 are for the three months ended January 31, 2008 and 2007, respectively.

Research and development expenses for the three months ended January 31, 2008 increased by $63,478 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to reallocating most operating expenses, particularly legal and accounting costs, rent and travel expense to research and development operations during fiscal 2007. The increase also reflects additional expenditures for consultants and new employees.

Sales, general and administrative expenses increased by $6,863 for the fiscal year ended January 31, 2008 compared to the prior year period. The increase primarily reflects the expense incurred for options granted in a prior year that vested in the current period.

Interest income is generated from short-term investments and increased by $103 in fiscal 2008,reflecting the Company’s effort to maximize its investment capital. Interest expense for the three months ended January 31, 2008 decreased by $42,116 compared to the prior period. The decreases reflect the effect of having converted over $2 million in interest-bearing loans into common stock during the first six months of fiscal 2007.

Components of other expense, other than interest, increased by $2,741 for the three months ended January 31, 2008, compared to the prior year period. The increase mainly reflects the cost of taxes on business property.

We recorded the minimum state income tax provision in fiscal 2008 and 2007 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2008, we had a working capital deficit of $525,068, representing a $237,304 decrease in working capital compared to that reported at October 31, 2007. The primary reason for the increase results from a reduction in available cash for working capital and payment of operating expenses, causing an increase in accruals on accounts payable and other liabilities.

Our primary source of income during the three months ended January 31, 2008 has been from the sale of equity and a loan by our Chief Executive Officer, Michael W. Brennan. In January 2008, we borrowed $25,000 from Mr. Brennan and in December 2007, we sold 500,000 shares of common stock in a private placement transaction for net proceeds of $60,000.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in his report on the financial statements for the year ended October 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2008 which raises substantial doubt about our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Omitted as not applicable.

Item 2. Changes in Securities

Between November 1, 2007 and January 31, 2008, the Company issued a total of 225,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.14 to $0.25 per share, for an aggregate compensation expense of $48,000 as of the three months ended January 31, 2008.

Between November and December 2007, a total of 100,000 and 50,000 shares of the common stock of the Company’s Nevada subsidiary, MIT, were issued to the Company’s Chief Executive Officer and Chief Operating Officer, respectively.

During December 2007, the Company issued 500,000 shares of common stock at $0.12 per share in a private placement transaction for net proceeds of $60,000.

Items 3 through 5. Omitted as not applicable.

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

Dated: March 17, 2008

MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)