Form 10-Q
period 2008-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2008-06-16
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2008

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

At June 10, 2008, 37,725,253 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	April 30,	October 31,
	2008	2007
ASSETS
Current assets:
Cash	$166,968	$127,027
Inventories	72,406	72,406
Prepaid expenses	11,799	12,387
Total current assets	251,173	211,820
Fixed assets, net	81,568	95,212

Unamortized prepaid costs and fees related
to issuance of convertible debentures	406,793	-

Total assets	$739,534	$307,032
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$345,000	$250,000
Trade accounts payable	178,475	90,803
Accounts payable to officers and directors	116,491	64,500
Accrued payroll	26,012	27,193
Other accrued expenses	58,102	41,088
Total current liabilities	724,080	473,584

Long term liabilities:
Convertible debentures	305,000	-
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at April 30, 2008.	26,000	26,000
Total long term liabilities	331,000	26,000

Total liabilities	1,055,080	499,584

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized;
35,465,781 shares issued and outstanding at April 30, 2008.	354,658	322,158
Additional paid-in capital	33,974,955	33,133,341
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(6,835,958)	(5,838,850)
Total stockholders' deficit	(315,546)	(192,552)
Total liabilities and stockholders' (deficit)	$739,534	$307,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Six months ended		through
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	(Unaudited)

Sales	$-	$40,000	$-	$40,000	$40,000
Cost of Sales	-	15,810	-	15,810	18,916

Gross profit	-	24,190	-	24,190	21,084

Operating costs and expenses:
Research and development	388,607	219,257	664,394	505,008	2,233,112
Sales, general and administrative	223,660	73,529	305,178	73,650	2,111,815

Total operating expenses	612,267	292,786	969,572	578,658	4,344,927

Loss from operations	(612,267)	(268,596)	(969,572)	(554,468)	(4,323,843)

Other income (expense):
Interest income	17	1,913	120	1,980	11,303
Interest expense	(14,362)	(52,622)	(22,657)	(103,033)	(2,493,911)
Other income (expense), net	(2,258)	(20,478)	(3,399)	(18,878)	(24,707)
Other income (expense), net	(16,603)	(71,187)	(25,936)	(119,931)	(2,507,315)

Loss from continuing operations:
Before provision for income tax	(628,870)	(339,783)	(995,508)	(674,399)	(6,831,158)
Provision for income tax	-	-	(1,600)	(1,600)	(4,800)

Net loss	$(628,870)	$(339,783)	$(997,108)	$(675,999)	$(6,835,958)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Shares used in computing net loss per
share, basic and diluted	33,837,725	25,407,860	33,182,356	25,122,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		through
	2008	2007	April 30, 2008
Cash flows from operating activities:
Net loss	$(997,108)	$(675,999)	$(6,835,958)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	13,644	13,026	56,314
Amortization of costs and fees related to convertible debentures	4,774	-	4,774
Common stock issued for services	-	-	96,000
Common stock issued to officers and directors for services	385,500	127,500	1,641,250
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	150	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for debt	12,000	-	54,223
Common stock issued to former licensee		41,319	41,319
Common stock issued/recovered on cancelled agreements	-	20,478	20,478
Non-cash compensation for stock options and warrants	14,798	29,935	153,708
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	61,615	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Trade accounts receivable	-	(20,000)	-
Prepaid expenses	588	-	13,792
Inventories	-	-	(72,406)
Increase (decrease) in liabilities:
Trade accounts payable	87,672	(11,369)	47,780
Accounts payable to officers and directors	51,991	(229)	79,620
Accrued payroll and other expenses	15,832	(4,046)	(66,097)
Net cash used in operating activities	(410,159)	(417,770)	(2,457,125

Cash flows from investing activities:
Purchase of fixed assets	-	-	(131,399)
Net cash used in investing activities	-	-	(131,399)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		through
	2008	2007	April 30, 2008
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(35,000)	(1,000,000)	(1,035,000)
Proceeds from issuance of convertible debentures	305,000	-	335,000
Costs and fees related to issuance of convertible debentures	(69,900)	-	(69,900)
Proceeds from issuance of notes payable to a related party	130,000	156,800	636,800
Proceeds from issuance of common stock, net	120,000	1,573,294	1,693,294
Net cash provided by financing activities	450,100	730,094	1,560,194

Net change in cash	39,941	312,324	(1,028,330)

Cash at beginning of period	127,027	13,349	1,195,298

Cash at end of period	$166,968	$325,673	$166,968

Supplemental Disclosure of Cash Flow Information

Interest paid	$868	$100	$2,787
Income taxes paid	$1,600	$800	$13,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock issued as commission for convertible debentures	$240,000	$-
Beneficial conversion feature of convertible debentures	$101,667	$-

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of April 30, 2008, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2008. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2008 and results of operations for the periods presented.

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

Loans

Between January 17 and March 10, 2008, a Director and the Company’s Chief Executive Officer, Michael W. Brennan, loaned the Company a total of $100,000 for operations. The loans bear interest at 8% per annum and are due upon demand. The Company repaid $35,000 of the principal loans during April 2008.

Between February 5 and March 21, 2008, Board member, Victor A. Hollander, also loaned the Company the total sum of $20,000 for operations. These loans, which bear 8% annual interest, were converted into common stock on May 1, 2008. See Note 8 - “Subsequent Events.”

Deferred Fees and Expenses

Due to lack of working capital, certain officers and directors of the Company have deferred payment of salaries and fees and reimbursement of expenses due as of April 30, 2008:

The Company has accrued a total of $31,848 in fees and expenses due Michael W. Brennan for services rendered between October 2007 and April 30, 2008.

As a member of the Board of Directors, Mr. Ralph W. Emerson receives an annual fee of $18,000 as Chairman of the Company’s Scientific Advisory Committee. The Company has accrued a total of $31,500 as of April 30, 2008 in the fees due Mr. Emerson. Mr. Emerson also receives a stipend for attendance of each meeting of the Board of Directors and, as of April 30, 2008, the Company has accrued $2,500 in such fees. On May 1, 2008, Mr. Emerson converted the aggregate $34,000 in accrued fees to common stock. See Note 8 - “Subsequent Events.”

Mr. Victor A. Hollander is a member of the Board of Directors and receives an annual fee of $24,000 as Chairman of the Company’s Audit Committee. He also receives a stipend for attendance of each Board meeting. As of April 30, 2008, the Company had accrued a total of $42,000 and $6,500 in fees due for his chairmanship and meetings attendance, respectively. Mr. Hollander also converted these accrued fees into common stock on May 1, 2008. See Note 8 - “Subsequent Events.”

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

The Company recognized share-based compensation expense of $14,798 on options and warrants granted in prior periods that vested during the six months ended April 30, 2008.

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

In March 2008, the Company issued 500,000 shares under the Benefit Plan each to Michael Brennan and Victor Hollander for services rendered under the Micro Imaging Technology 2008 Employee Benefit Plan (the “Benefit Plan”). No further shares are available under the Benefit Plan.

Additional options have been granted outside of the above plans to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the six months ended April 30, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,435,000	0.25	4.3	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	75,000	0.17
Outstanding at April 30, 2008	1,360,000	$0.26	3.9	$51,500

The Company’s MIT subsidiary granted 585,000 options to various employees of the Company during the year ended October 31, 2003, 85,000 of which have been cancelled or have expired to date. The weighted average fair value of the remaining MIT options, which expire in July 2008, is $0.10.

Summary information about the Company’s options outstanding at April 30, 2008 is set forth in the table below. Options outstanding at April 30, 2008 expire between June 2008 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2008	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.14 - $0.30	1,300,000	4.0	$0.23	1,200,000	$0.23
$ 0.78	50,000	2.3	$0.78	50,000	$0.78
$ 0.94	10,000	1.3	$0.94	10,000	$0.94
	1,360,000			1,260,000
MIT (SUBSIDIARY):
$ 0.10	500,000	0.3	$0.10	500,000	$0.10
TOTAL:	1,860,000			1,860,000

Total estimated unrecognized compensation from unvested stock options as of April 30, 2008 was approximately $13,000, which is expected to be recognized over a weighted average period of approximately 2.7 years.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133,” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, but earlier application is encouraged. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certificate Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletings and, if cleared by the FASB, AICPA Industry Audit and Accounting Buides and Statements of Position.
c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB Staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

5.	Notes Payable

On September 5, 2007, Anthony M. Frank, our largest stockholder, loaned the Company the sum of $250,000. The loan bears interest at 12% per annum. The loan originally matured on March 5, 2008, but was extended by Mr. Frank to March 5, 2009.

Between January 17 and March 10, 2008, the Company borrowed a total of $100,000 from its Chief Executive Officer, Michael W. Brennan. The loans are due upon demand and accrue interest at the rate of 8% per annum. The Company repaid $35,000 of the principal loans in April 2008.

The Company also borrowed a total of $20,000 from Board member Victor Hollander between February 5 and March 21, 2008. The loans bear interest at 8% per annum and are also due upon demand.

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company. On April 17, 2008 and April 23, 2008, the Company sold $265,000 and $40,000 in such debentures through the Agreement. The debentures bear 6% annual interest and mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent. The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion. The debentures are also redeemable by the Company: 1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest. The Company paid a total of $69,900 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share. The intrinsic value of the beneficial conversion feature was determined to be $101,666 and is being amortized over the three-year life of the loans. We also incurred fees and expenses to obtain the loans in the amount of $309,900, which is also being expensed over the life of the loans. Such fees and expenses include the fair value of the 600,000 shares of common stock issued to the Placement Agent as a commission.

See also Note 3 - “Related Party Transactions.”

6.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan for the six months ended April 30, 2008 and 2007 was $3,216 and $4,134, respectively.

7.	Securities Transactions

Common Stock Issued in Private Placement Transactions

On December 18, 2007 and April 17, 2008, the Company sold 500,000 shares of common stock at $0.12 per share to an unaffiliated accredited investor for net proceeds of $120,000.

Common Stock issued to Officers, Directors and Certain Consultants

During the six months ended April 30, 2008, pursuant to his compensation arrangement, the Company issued 300,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.14 to $0.35 per share. The aggregate fair market value of the shares was determined to be $77,000. Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary during the six months ended April 30, 2008. The shares were issued at $0.001 par value, for a total fair market value of $100.

The Company issued 150,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the six months ended April 30, 2008 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.14 to $0.35 per share, with an aggregate fair market value of $38,500. The Company also issued Mr. Farquhar 50,000 shares of the common stock of its Nevada subsidiary for a total expense of $50 during the six months ended April 30, 2008.

On March 17, 2008, the Board of Directors authorized an issuance of 500,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Director, for services rendered. The total fair market value of the shares was $270,000, or $0.27 per share.

Common Stock Issued as Commission

In April 2008, pursuant to a Securities Purchase Agreement, the Company issued 600,000 shares of common stock to the Placement Agent which assisted in selling $305,000 in convertible debentures for the Company in April. The fair market value of the shares was $240,000, or $0.40 per share.

Common Stock Issued upon Exercise of Warrants

The company issued 200,000 shares of common stock on April 22, 2008 upon the exercise of warrants at $0.06 per share. The $12,000 purchase price for the warrants, which were issued in 2006 to the Company’s legal counsel, was paid by crediting the Company in that amount for outstanding fees for services rendered.

8.	Subsequent Events

In accordance with their consulting arrangements, on June 10, 2008, the Company issued 50,000 and 25,000 shares of common stock, respectively, to our Chief Executive Officer, Michael Brennan, and our Chief Operating Officer, George Farquhar.

On May 1, 2008, the Board of Directors authorized the formation of the 2008 Employee Incentive Stock Program and authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company. The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,341 in accrued debt.

On June 9, 2008, the Board of Directors authorized the issuance of 1,500,000 shares of common stock in equal amounts of 500,000 shares to two consultants pursuant to their consulting agreements and to the general manager of our MIT operation as a bonus. The fair market value of the shares on the grant date was $0.28 per share.

Between May 28 and June 10, 2008, the Company sold an additional $65,000 in convertible debentures and received proceeds of $53,300, net of commissions due.

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

Results of Operations

References to fiscal 2008 and fiscal 2007 are for the six months ended April 30, 2008 and 2007, respectively.

The Company had no sales revenue during the six months ended April 20, 2008.

Research and development expenses for the three and six month periods ended April 30, 2008 increased by $169,350 and $159,386, respective, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to an increase in consulting expense and common stock issued in exchange for consulting services. The increase also reflects additional salaries for new employees and related costs.

Sales, general and administrative expenses increased by $150,131 and $231,528 for the three and six months ended April 30, 2008, respectively, compared to the prior year periods. The increase reflects the cost incurred for consulting expenses and the cost of issuing stock to consultants.

Interest income is generated from short-term investments and decreased by $1,896 and $1,860 for the three and six months ended April 30, 2008, respectively, as investment capital was utilized to sustain operations. Interest expense for the three and six months ended April 30, 2008 decreased by $38,260 and $80,376 compared to the prior period. The decrease reflect the effect of having converted over $2 million in interest-bearing loans into common stock during the second quarter of fiscal 2007.

Components of other expense, other than interest, decreased by $18,220 and $15,479 for the three and six months ended April 30, 2008, compared to the prior year period as a result of conversion of interest-bearing loans during the second quarter of fiscal 2007.

We recorded the minimum state income tax provision in fiscal 2008 and 2007 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2008, we had a working capital deficit of $472,907, representing a $211,143 decrease in working capital compared to that reported at October 31, 2007. The primary reason for the increase results from a reduction in available cash for working capital and payment of operating expenses, causing an increase in accruals on accounts payable and other liabilities.

Our primary source of cash during the six months ended April 30, 2008 has been from the sale of equity and convertible debentures and loans by our Chief Executive Officer, Michael W. Brennan, and Board member, Victor Hollander. Between January and March 2008, we borrowed $110,000 from Mr. Brennan and $20,000 from Mr. Hollander. Between December 2007 and April 2008, we sold 1,000,000 shares of common stock in a private placement transaction for net proceeds of $120,000. We also sold a total of $305,000 in convertible debentures in March and April 2008 for net proceeds, after fees and expenses, of $235,100.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in his report on the financial statements for the year ended October 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2008 which raises substantial doubt about our ability to continue as a going concern.

We intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy will be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner. To that end we anticipate up to an additional $400,000 in net proceeds in connection with the sale of convertible debentures initiated in April 2008. We have engaged the services of a consultant to provide investment banking and financial public relations services to expand on this and other financing strategies.

We are in the process of introducing the MIT System to market and believe that we will be able to generate a minimum of $320,000 in gross revenues from the sale of products during the remainder of fiscal 2008. In September 2007, we appointed an exclusive distributor to sell our MIT products in Taiwan and China. We have entered into similar arrangements with three other companies granting distribution rights in Bulgaria, Vietnam, Laos, Cambodia, Puerto Rico and the Caribbean. We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in meeting our sales expectations in this fiscal year.

In the opinion of management, available funds and funds anticipated from forthcoming equity purchases and product sales are expected to satisfy our working capital requirements through May 2009.

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

Between November 1, 2007 and April 30, 2008, the Company issued a total of 450,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.14 to $0.35 per share, for an aggregate compensation expense of $115,500 as of the six months ended April 30, 2008.

Between November and December 2007, a total of 100,000 and 50,000 shares of the common stock of the Company’s Nevada subsidiary, MIT, were issued to the Company’s Chief Executive Officer and Chief Operating Officer, respectively.

In December 2007 and April 2008, the Company issued a total of 1,000,000 shares of common stock at $0.12 per share in a private placement transactions for net proceeds of $120,000.

In March 2008, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and to a member of the Board of Directors for services rendered. At $0.27 per share, the fair market value of the shares was determined to be $270,000.

In April 2008, pursuant to a March 2008 Securities Purchase Agreement, the Company issued 600,000 shares of common stock to a placement agent which assisted in the sale of $305,000 in convertible debentures. The fair market value of the shares was $240,000, or $0.40 per share.

On March 22, 2008, the Company issued 200,000 shares of common stock upon exercise of warrants at $0.06 per share.

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

Da Dated: June 10, 2008	MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)