Form 10-Q
period 2008-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2008-09-15
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒.

At September 7, 2008, 37,985,253 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	July 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash	$17,964	$127,027
Inventories	100,038	72,406
Prepaid expenses	11,799	12,387
Total current assets	129,801	211,820

Fixed assets, net	79,234	95,212

Unamortized prepaid costs and fees related
to issuance of convertible debentures	416,649	-

Total assets	$625,684	$307,032

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$338,000	$250,000
Trade accounts payable	105,948	90,803
Accounts payable to officers and directors	59,907	64,500
Accrued payroll	26,091	27,193
Other accrued expenses	72,770	41,088
Total current liabilities	602,716	473,584

Long term liabilities:
Convertible debentures	395,000	-
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at July 31, 2008.	26,000	26,000
Total long term liabilities	421,000	26,000

Total liabilities	1,023,716	499,584

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized;
37,550,253 shares issued and outstanding at July 31, 2008.	375,502	322,158
Additional paid-in capital	34,560,702	33,133,341
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(7,525,035)	(5,838,850)
Total stockholders' (deficit)	(398,032)	(192,552)
Total liabilities and stockholders' equity	$625,684	$307,032

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Nine months ended		through
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	(Unaudited)
Sales	$-	$-	$-	$40,000	$40,000
Cost of Sales	-	725	-	16,535	18,916

Gross profit	-	(725)	-	23,465	21,084

Operating costs and expenses:
Research and development	499,700	83,729	775,487	533,128	2,344,205
Sales, general and administrative	750,250	140,634	831,768	269,893	2,638,405

Total operating expenses	1,249,950	224,363	1,607,255	803,021	4,982,610

Loss from operations	(1,249,950)	(225,088)	(1,607,255)	(779,556)	(4,961,526)

Other income (expense):
Interest income	56	1,377	159	3,357	11,342
Interest expense	(65,794)	-	(74,089)	(103,033)	(2,545,343)
Other income (expense), net	(2,259)	800	(3,400)	(18,078)	(24,708)
Other income (expense), net	(67,997)	2,177	(77,330)	(117,754)	(2,558,709)

Loss from continuing operations:
Before provision for income tax	(1,317,947)	(222,911)	(1,684,585)	(897,310)	(7,520,235)
Provision for income tax	-	-	(1,600)	(1,600)	(4,800)

Net loss	$(1,317,947)	$(222,911)	$(1,686,185)	$(898,910)	$(7,525,035)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Shares used in computing net loss per
share, basic and diluted	36,794,715	29,785,708	33,926,587	25,291,104

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		through
	2008	2007	July 31, 2008
Cash flows from operating activities:
Net loss	$(1,686,185)	$(898,910)	$(7,525,035)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	20,633	9,100	63,303
Amortization of costs and fees related to convertible debentures	41,118	-	41,118
Common stock issued for services	348,750	-	447,750
Common stock issued to officers and directors for services	438,000	175,500	1,693,750
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	150	2,815	2,815
Common stock issued to former licensee	-	41,319	41,319
Common stock issued/recovered on cancelled agreements	-	20,478	20,478
Non-cash compensation for stock options and warrants	14,798	31,035	153,708
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	61,615	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	588	201	13,792
Inventories	(27,632)	(35,978)	(100,038)
Increase (decrease) in liabilities:
Trade accounts payable	84,713	(18,762)	44,821
Accounts payable to officers and directors	92,907	48,695	153,460
Accrued payroll and other expenses	30,578	(53,185)	(42,052)
Net cash used in operating activities	(641,582)	(616,077)	(2,688,548)

Cash flows from investing activities:
Purchase of fixed assets	(4,655)	-	(136,054)
Net cash used in investing activities	(4,655)	-	(136,054)

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		through
	2008	2007	July 31, 2008
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(21,726)	(1,000,000)	(1,021,726)
Proceeds from issuance of convertible debentures	395,000	-	425,000
Prepaid costs and fees related to issuance
of convertible debentures	(86,100)	-	(86,100)
Proceeds from issuance of notes payable to a related party	130,000	156,800	636,800
Proceeds from issuance of common stock, net	120,000	1,573,294	1,693,294
Net cash provided by financing activities	537,174	730,094	1,647,268

Net change in cash	(109,063)	114,017	(1,177,334)

Cash at beginning of period	127,027	13,349	1,195,298

Cash at end of period	$17,964	$127,366	$17,964

Supplemental Disclosure of Cash Flow Information

Interest paid	$868	$100	$2,787
Income taxes paid	$1,600	$800	$13,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Common Stock issued for prepaid costs and fees
related to convertible debentures	$240,000	$-

Prepaid costs and fees related to beneficial
conversion feature of convertible debentures	$131,667	$-

Common stock issued to officers, directors and
consultants for debt	$167,068	$42,223

Conversion of notes payable to a director
to shares of common stock	$20,274	$-

Conversion of notes payable, major stockholder,	$-	$1,126,800
to shares of common stock

Conversion of other note payable to shares of common stock	$-	$30,000

Issuance of common stock in payment of liabilities	$-	$356,429

Payment of liabilities by cancellation of note
receivable on common stock	$-	$49,501

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of July 31, 2008, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2008. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2008 and results of operations for the periods presented.

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

Loans

Between January 17 and July 2, 2008, a Director and the Company’s Chief Executive Officer, Michael W. Brennan, loaned the Company a total of $130,000 for operations. The loans bear interest at 8% per annum and are due upon demand. The Company repaid $35,000 of the principal loans during April 2008.

Between February 5 and March 21, 2008, Board member, Victor A. Hollander, also loaned the Company the total sum of $20,000 for operations. These loans, which bear 8% annual interest, were converted into common stock on May 1, 2008.

Deferred Fees and Expenses

Due to lack of working capital, certain officers and directors of the Company have deferred payment of salaries and fees and reimbursement of expenses due as of July 31, 2008:

The Company has accrued a total of $46,848 in fees and expenses due Michael W. Brennan for services rendered between October 2007 and July 31, 2008.

As a member of the Board of Directors, Mr. Ralph W. Emerson receives an annual fee of $18,000 as Chairman of the Company’s Scientific Advisory Committee. Mr. Emerson also receives a stipend for attendance of each meeting of the Board of Directors. On May 1, 2008, Mr. Emerson converted a total of $34,000 in accrued fees to common stock. As of July 31, 2008, the Company has accrued an additional $4,500 in fees due Mr. Emerson.

Mr. Victor A. Hollander is a member of the Board of Directors and receives an annual fee of $24,000 as Chairman of the Company’s Audit Committee. He also receives a stipend for attendance of each Board meeting. Mr. Hollander also converted into common stock all accrued fees due him, totaling $48,500, as of May 1, 2008. An additional $5,500.00 has accrued to Mr. Hollander as of July 31, 2008.

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

The Company recognized share-based compensation expense of $14,798 on options and warrants granted in prior periods that vested during the nine months ended July 31, 2008.

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

Additional options have been granted outside of the above plans to employees and directors employees of the Company. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Generally, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from 3 to 10 years. A summary of the activity in options granted to employees and directors of the Company as of the beginning and end of the nine months ended July 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,435,000	0.25	4.3	$100,000
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	75,000	0.17
Outstanding at July 31, 2008	1,360,000	$0.26	3.6	$51,500

Summary information about the Company’s options outstanding at July 31, 2008 is set forth in the table below. Options outstanding at July 31, 2008 expire between June 2008 and January 2016.

Range of Exercise Prices	Options Outstanding July 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2008	Weighted Average Exercise Price

MICRO IMAGING TECHNOLOGY, INC:
$ 0.14 - $0.30	1,300,000	3.7	$0.23	1,200,000	$0.23
$ 0.78	50,000	2.0	$0.78	50,000	$0.78
$ 0.94	10,000	1.0	$0.94	10,000	$0.94
TTOTAL	1,360,000			1,260,000

Total estimated unrecognized compensation from unvested stock options as of July 31, 2008 was approximately $13,000, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

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

Between January 17 and July 2, 2008, the Company borrowed a total of $130,000 from its Chief Executive Officer, Michael W. Brennan. The loans are due upon demand and accrue interest at the rate of 8% per annum. The Company repaid $42,000 of the principal loans in April 2008.

The Company also borrowed a total of $20,000 from Board member Victor Hollander between February 5 and March 21, 2008. On May 1, 2008, these loans and $274 in accrued interest were converted to 67,580 shares of common stock with a fair market value of $0.30 per share.

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company. Between April 17, 2008 and July 25, 2008, the Company sold a total of $395,000 in such debentures through the Agreement. The debentures bear 6% annual interest and mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent. The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion. The debentures are also redeemable by the Company: 1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest. The Company paid a total of $81,600 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share. The intrinsic value of the beneficial conversion feature was determined to be $131,667and is being amortized over the three-year life of the loans. We also incurred fees and expenses to obtain the loans in the amount of $326,100, which is also being expensed over the life of the loans. Such fees and expenses include the fair value of the 600,000 shares of common stock issued to the Placement Agent as a commission.

See also Note 3 - “Related Party Transactions.”

6.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan for the nine months ended July 31, 2008 and 2007 was $4,683 and $6,776, respectively.

7.	Securities Transactions

Common Stock Issued in Private Placement Transactions

On December 18, 2007 and April 17, 2008, the Company sold 500,000 shares of common stock at $0.12 per share to an unaffiliated accredited investor for net proceeds of $120,000.

Common Stock issued to Officers, Directors and Certain Consultants

During the nine months ended July 31, 2008, pursuant to his compensation arrangement, the Company issued 450,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.14 to $0.35 per share. The aggregate fair market value of the shares was determined to be $112,000. Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary during the nine months ended July 31, 2008. The shares were issued at $0.001 par value, for a total fair market value of $100.

The Company issued 225,000 shares of common stock to George Farquhar, its Chief Operating Officer, during the nine months ended July 31, 2008 in accordance with his compensation arrangement with the Company. The shares were issued at prices ranging from $0.14 to $0.35 per share, with an aggregate fair market value of $56,000. The Company also issued Mr. Farquhar 50,000 shares of the common stock of its Nevada subsidiary for a total expense of $50 during the nine months ended July 31, 2008.

On March 17, 2008, the Board of Directors authorized an issuance of 500,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Director, for services rendered. The total fair market value of the shares was $270,000, or $0.27 per share.

On June 9, 2008, the Board of Directors authorized the issuance of 1,000,000 shares of common stock in equal amounts of 500,000 shares to two consultants pursuant to their consulting agreements. The fair market value of the shares on the grant date was $0.28 per share.

On June 24, 2008, the Company issued 275,000 shares of common stock in connection with the engagement of a firm providing investment consulting services. The fair market value of the shares on the transaction date was $68,750, or $0.25 per share.

Common Stock Issued as Commission

In April 2008, pursuant to a Securities Purchase Agreement, the Company issued 600,000 shares of common stock to the Placement Agent which assisted in selling $395,000 in convertible debentures for the Company between April and July 2008. The fair market value of the shares was $240,000, or $0.40 per share.

Common Stock Issued in Cancellation of Debt

On May 1, 2008, the Board of Directors authorized the formation of the 2008 Employee Incentive Stock Program and authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company. The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt.

Common Stock Issued upon Exercise of Warrants

The company issued 200,000 shares of common stock on April 22, 2008 upon the exercise of warrants at $0.06 per share. The $12,000 purchase price for the warrants, which were issued in 2006 to the Company’s legal counsel, was paid by crediting the Company in that amount for outstanding fees for services rendered.

8.	Subsequent Events

In accordance with their consulting arrangements, on August 31, 2008, the Company issued 50,000 and 25,000 shares of common stock, respectively, to our Chief Executive Officer, Michael Brennan, and our Chief Operating Officer, George Farquhar.

On August 4, 2008 and on August 28, 2008, our largest shareholder, Anthony M. Frank, purchased 180,000 shares of common stock from the Company in private transactions for $0.1667 per share. The Company received a total of $60,000 in the two transactions.

On August 27, 2008, the Company received an additional $16,400, net of fees and commissions, from the sale of convertible debentures through the Stock Purchase Agreement with Divine Capital.

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

Results of Operations

References to fiscal 2008 and fiscal 2007 are for the nine months ended July 31, 2008 and 2007, respectively.

The Company had no sales revenue during the nine months ended July 31, 2008.

Research and development expenses for the three and nine month periods ended July 31, 2008 increased by $415,971 and $242,359, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to an increase in consulting expense and common stock issued in exchange for consulting services. The increase also reflects additional salaries for new employees and related costs.

Sales, general and administrative expenses increased by $609,616 and $561,875 for the three and nine months ended July 31, 2008, respectively, compared to the prior year periods. The increase reflects the cost incurred for consulting expenses and the cost of issuing stock to consultants.

Interest income is generated from short-term investments and decreased by $1,321 and $3,198 for the three and nine months ended July 31, 2008, respectively, as investment capital was utilized to sustain operations. Interest expense for the three months ended July 31, 2008 decreased by $65,794 compared to the prior period. The decrease reflects the effect of having converted over $2 million in interest-bearing loans into common stock during the second quarter of fiscal 2007. Interest expense for the nine months ended July 31, 2008, however, increased by $28,944 compared to fiscal 2007 due to increased borrowings commencing in the fourth quarter of fiscal 2007.

Components of other expense, other than interest, decreased by $14,678 for the nine months ended July 31, 2008, compared to the prior year period when the fair market value of unrecoverable shares was written off. The three months ended July 31, 2008 reflects a $3,059 increase in other expense compared to the prior year primarily as a result of property tax accrual in the current period.

We recorded the minimum state income tax provision in fiscal 2008 and 2007 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2008, we had a working capital deficit of $472,915, representing a $211,151 decrease in working capital compared to that reported at October 31, 2007. The primary reason for the increase results from a reduction in available cash for working capital and payment of operating expenses, causing an increase in accruals on accounts payable and other liabilities as well as an increase in short term borrowings.

Our primary source of cash during the nine months ended July 31, 2008 has been from the sale of equity and convertible debentures and loans by our Chief Executive Officer, Michael W. Brennan, and Board member, Victor Hollander. Between January and March 2008, we borrowed $130,000 from Mr. Brennan and $20,000 from Mr. Hollander. Between December 2007 and April 2008, we sold 1,000,000 shares of common stock in a private placement transaction for net proceeds of $120,000. We also sold a total of $395,000 in convertible debentures between March and July 2008 for net proceeds, after fees and expenses, of $308,900.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in his report on the financial statements for the year ended October 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2008 which raises substantial doubt about our ability to continue as a going concern.

We intend to seek commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy will be dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner. To that end we anticipate up to an additional $400,000 in net proceeds in connection with the sale of convertible debentures initiated in April 2008. We have engaged the services of consultants to provide investment banking and financial public relations services to expand on this and other financing strategies.

We are in the process of introducing the MIT System to market and believe that we will be able to generate revenues from the sale of products in the near future. In September 2007, we appointed an exclusive distributor to sell our MIT products in Taiwan and China. We have entered into similar arrangements with four other companies granting distribution rights in Bulgaria, Vietnam, Laos, Cambodia, the United Kingdom, Ireland, Puerto Rico and the Caribbean. We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in meeting our sales expectations in this fiscal year.

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

PART II - OTHER INFORMATION

Item 1.    Omitted as not applicable.

Item 2.    Changes in Securities

Between November 1, 2007 and July 31, 2008, the Company issued a total of 675,000 shares of common stock to the Chief Executive Officer and the Chief Operating Officer pursuant to their respective compensation arrangements. The fair market value of the stock ranged from $0.14 to $0.35 per share, for an aggregate compensation expense of $168,000 as of the nine months ended July 31, 2008.

Between November and December 2007, a total of 100,000 and 50,000 shares of the common stock of the Company’s Nevada subsidiary, MIT, were issued to the Company’s Chief Executive Officer and Chief Operating Officer, respectively.

In December 2007 and April 2008, the Company issued a total of 1,000,000 shares of common stock at $0.12 per share in private placement transactions for net proceeds of $120,000.

In March 2008, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and to a member of the Board of Directors for services rendered. At $0.27 per share, the fair market value of the shares was determined to be $270,000.

On March 22, 2008, the Company issued 200,000 shares of common stock upon exercise of warrants at $0.06 per share.

In April 2008, pursuant to a March 2008 Securities Purchase Agreement, the Company issued 600,000 shares of common stock to a placement agent which assisted in the sale of $395,000 in convertible debentures. The fair market value of the shares was $240,000, or $0.40 per share.

On May 1, 2008, the Company issued 584,472 shares of common stock in cancellation of $175,342 in accrued fees and expenses due various individuals, including officers and directors of the Company.

During June 2008, a total of 1,275,000 shares of common stock, valued at $348,750, were issued to various consultants of the Company in connection with consulting agreements.

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

Dated: September 7, 2008	MICRO IMAGING TECHNOLOGY, INC.

	By:	/s/ CATHERINE PATTERSON
Catherine Patterson
(Secretary and Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)