Form 10-Q/A
period 2008-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2008-09-16
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

 On September 15, 2008, Micro Imaging Technology, Inc. (the “Company”) filed with the Securities and Exchange Commission its Form 10-Q for the quarterly period ended July 31, 2008.

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) of the Company is being filed to reflect corrections to inadvertent errors in the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the Three months ended July 31, 2008) and, as a result of such errors, to Item 2 - “Managements Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2008.

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Nine months ended		through
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	(Unaudited)
Sales	$-	$-	$-	$40,000	$40,000
Cost of Sales	-	725	-	16,535	18,916

Gross profit	-	(725)	-	23,465	21,084

Operating costs and expenses:
Research and development	111,093	83,729	775,487	533,128	2,344,205
Sales, general and administrative	526,590	140,634	831,768	269,893	2,638,405

Total operating expenses	637,683	224,363	1,607,255	803,021	4,982,610

Loss from operations	(637,683)	(225,088)	(1,607,255)	(779,556)	(4,961,526)

Other income (expense):
Interest income	39	1,377	159	3,357	11,342
Interest expense	(51,432)	-	(74,089)	(103,033)	(2,545,343)
Other income (expense), net	(1)	800	(3,400)	(18,078)	(24,708)
Other income (expense), net	(51,394)	2,177	(77,330)	(117,754)	(2,558,709)

Loss from continuing operations:
Before provision for income tax	(689,077)	(222,911)	(1,684,585)	(897,310)	(7,520,235)
Provision for income tax	-	-	(1,600)	(1,600)	(4,800)

Net loss	$(689,077)	$(222,911)	$(1,686,185)	$(898,910)	$(7,525,035)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Shares used in computing net loss per
share, basic and diluted	36,794,715	29,785,708	33,926,587	25,291,104

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

Research and development expenses for the three and nine month periods ended July 31, 2008 increased by $27,364 and $242,359, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to an increase in consulting expense and common stock issued in exchange for consulting services. The increase also reflects additional salaries for new employees and related costs.

Sales, general and administrative expenses increased by $385,956 and $561,875 for the three and nine months ended July 31, 2008, respectively, compared to the prior year periods. The increase reflects the cost incurred for consulting expenses and the cost of issuing stock to consultants.

Interest income is generated from short-term investments and decreased by $1,338 and $3,198 for the three and nine months ended July 31, 2008, respectively, as investment capital was utilized to sustain operations. Interest expense for the three months ended July 31, 2008 decreased by $51,432 compared to the prior period. The decrease reflects the effect of having converted over $2 million in interest-bearing loans into common stock during the second quarter of fiscal 2007. Interest expense for the nine months ended July 31, 2008, however, increased by $28,944 compared to fiscal 2007 due to increased borrowings commencing in the fourth quarter of fiscal 2007.

Components of other expense, other than interest, decreased by $14,678 for the nine months ended July 31, 2008, compared to the prior year period when the fair market value of unrecoverable shares was written off. The three months ended July 31, 2008 reflects a $801 increase in other expense compared to the prior year primarily as a result of property tax accrual in the current period.

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