Form 10KSB
period 2008-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2009-02-09
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2008

MICRO IMAGING TECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California 92673
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (949) 485-6000

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
Yes  ☐   No  ☒

The registrant had no sales revenues during the twelve months ended October 31, 2008.

As of January 23, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $210,518, based on a closing price for the common stock of $0.016 on the OTC Bulletin Board on such date.

At January 23, 2009, 51,838,258 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-KSB into Which Incorporated
Micro Imaging Technology, Inc. Information Statement Pursuant to Section 14 (c) of the Securities and Exchange Act of 1934 filed on December 17, 2008.	Part I, Item 4

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

PART I

Item 1                Description of Business

COMPANY OVERVIEW

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. In November 2005, we again changed our name to Micro Imaging Technology, Inc. as a condition of the sale of our EDI assets (see discussion of Electropure EDI, Inc. below). Our address and telephone number is:  970 Calle Amanecer, Suite F, San Clemente, California  92673 – (949) 485-6000.

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

On January 9, 2007, the Company entered into a non-exclusive agreement to supply MIT products to JMAR Technologies as a tandem product to its real-time water monitoring system or as a stand-alone instrument for laboratory use.  JMAR is a San Diego, California based company that has a direct sales and support organization and manufactures laser-based products for multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.  To date, no sales of the MIT System have occurred under the agreement with JMAR and, although no assurances can be given that the arrangement will result in future products sales, we continue to consider the possibility of future business as promising.

In August 2007, we engaged the services of John Ricardi, JMAR’s former Vice President for Sales and Marketing.  Mr. Ricardi provides sales, marketing and business development services to the Company and through his efforts thus far, the Company has appointed six (6) exclusive distributors for MIT products in various territories, including, Taiwan and China, Puerto Rico and the Caribbean, Bulgaria, the United Kingdom and Ireland, Vietnam, Laos and Cambodia, and South Korea.

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

Research and Development

During fiscal 2008, we expended $1,114,059 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997.  We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens.  We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2007, we spent $864,716 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2008, we employed 6 full-time employees, of whom four were engaged in administrative, marketing, accounting and clerical functions and two were engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2009. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2008, we have accumulated a loss of $36,110,027 and a net stockholders’ deficit of $623,718. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2008 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

We have limited patent protection

We own two U.S. patents on our MIT technology and one foreign patent for this technology. We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on trade secrets and know-how as regards the MIT technology that is not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

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

There can be no assurance that we will be successful in developing the MIT System to respond to technological changes or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the MIT System, or that any new products will adequately satisfy the requirements of prospective customers and achieve market acceptance. If we are unable to develop and introduce new or improved products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

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

If we fail to attract and retain key personnel, our ability to compete will be harmed

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

Item 2.                                              Properties

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month.  Our monthly lease payment increased to $3,895.00 as of April 1, 2008.

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

Item 3.                                               Legal Proceedings

 None.

Item 4.                                                Submission of Matters to a Vote of Security Holders

As reported on Schedule 14C filed with the Securities and Exchange Commission on December 17, 2008, a majority of the Company’s stockholders, by written consent on October 14, 2008, approved an increase in the authorized number of common stock from 100,000,000 shares to 500,000,000 shares.

PART II

Item 5.                                              Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted in the OTC Electronic Bulletin Board market as a “penny stock” under the symbol “MMTC.”   The following table sets forth the high and low bid prices for the common stock, as reported on the Bulletin Board or “pink sheets,” for the quarters that the securities were traded. The quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not represent actual transactions.

		Common Stock Bid Prices
		High	Low
Fiscal 2007	First Quarter	0.40	0.07
	Second Quarter	0.32	0.20
	Third Quarter	0.35	0.16
	Fourth Quarter	0.37	0.11
Fiscal 2008	First Quarter	0.35	0.11
	Second Quarter	0.33	0.15
	Third Quarter	0.20	0.15
	Fourth Quarter	0.25	0.05
Fiscal 2009	First Quarter (through January 23, 2009)	0.10	0.012

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2008, the Company had approximately 400 holders of record of its common stock.

On March 17, 2008, the Board of Directors authorized an issuance of 500,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Director, for services rendered.  The total fair market value of the shares was $270,000, or $0.27 per share.  Messrs. Brennan and Hollander each received an additional 1,000,000 shares of common stock for administrative services on October 2, 2008.  The fair market value of the stock was $0.05 per share, for a total expense of $100,000.  The latter shares were issued under the Company’s 2009 Employee Benefit Plan.   See also Part III, Item 11 – Executive Compensation, Employee Benefit Plans.”

The company issued 200,000 shares of common stock on April 22, 2008 upon the exercise of warrants at $0.06 per share.  The $12,000 purchase price for the warrants, which were issued in 2006 to the Company’s legal counsel, was paid by crediting the Company in that amount for outstanding fees for services rendered.

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  As part of the Agreement, the Company issued 600,000 shares of common stock to Divine on April 17, 2008 with a fair market value of $240,000, or $0.40 per share.

On May 1, 2008, the Board of Directors authorized the formation of the 2008 Employee Incentive Stock Program and authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company.  The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt.  See also Part III, Item 11 – Executive Compensation, Employee Benefit Plans.”

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

In August 2008, the Company’s largest shareholder, Anthony M. Frank, purchased 360,000 shares of common stock at $0.167 per share for proceeds of $60,000.

In August 2008, Directors Victor Hollander and Ralph Emerson were granted two-year options to purchase 100,000 shares of common stock at $0.25 per share for services rendered to the Board of Directors.  The fair market value of each issuance, $24,721, was recorded as consulting expense.

On September 18, 2008, the Company granted options and warrants to purchase 3,000,000 shares of common stock to various officers, directors, employees and consultants of the Company.  The options/warrants are exercisable at $0.10 per share and expire on September 18, 2011.  The fair market value of the underlying securities was determined to be $235,918 and was recorded as compensation or consulting expense.

Between December 18, 2007 and September 19, 2008, the Company sold 1,100,000 shares of common stock at $0.12 per share to an unaffiliated accredited investor in private transactions for proceeds of $132,000.

During the twelve months ended October 31, 2008, pursuant to his compensation arrangement, the Company issued 600,000 shares of common stock to Michael W. Brennan, at prices ranging from $0.14 to $0.35 per share.  The aggregate fair market value of the shares was determined to be $128,500.  In August 2008, Mr. Brennan also received a two-year option to purchase 100,000 shares of common stock at $0.30 per share as part of his compensation arrangement, at an expense to the Company in the sum of $23,702.  Mr. Brennan also received 100,000 shares of the common stock of the Company’s majority-owned Nevada subsidiary, MIT during fiscal 2008, which were valued at $0.001 par value.

The Company issued 300,000 shares of common stock to George Farquhar, its Chief Operating Officer, during fiscal 2008 in accordance with his compensation arrangement with the Company.  The shares were issued at prices ranging from $0.14 to $0.35 per share, with an aggregate fair market value of $64,250.  In September 2008, Mr. Farquhar also received 250,000 shares of common stock under the Company’s 2009 Employee Benefit Plan at a fair market value of $20,000, or $0.08 per share.  The Company also issued 50,000 shares of the common stock of MIT to Mr. Farquhar at $0.001 par value per share during fiscal 2008.

 All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2008 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 11 - “Executive Compensation-Equity Compensation Plans”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

1999 Stock Option Plan	1,000,000	$0.22	-

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of securities remaining available for future issuance
2008 Employee Benefit Plan	3,000,000	$0.34	-
2008 Employee Incentive Stock Program	584,472	$0.30	2,415,528
2009 Employee Benefit Plan	2,250,000	$0.05	1,750,000

The Company has not paid any dividends on its Common Stock since its incorporation. We anticipate that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid. Payment of dividends is at the discretion of the Board of Directors and may be limited by future loan agreements or California law. Under California law, a corporation may pay dividends if the amount of the retained earnings of the corporation immediately prior thereto equals or exceeds the amount of the proposed distribution. California law also provides that if a corporation does not have retained earnings at least equal to the amount of the proposed distribution, it may pay dividends provided that after giving effect thereto, (a) the sum of the assets of the corporation (exclusive of goodwill, capitalized research and development expenses or deferred charges) would be at least equal to one and one-quarter times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (b) the current assets of the corporation would be at least equal to the current liabilities or, if the average of the earnings of the corporation before taxes on income and for interest expense for the two preceding fiscal years was less than the average of interest expense of the corporation for such fiscal years, the current assets must be at least equal to one and one-quarter times its current liabilities.

Item 6.                                               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2008 and 2007

We posted our first sales of two MIT systems in fiscal 2007, with sales of $40,000.   No product sales occurred during fiscal 2008.  Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2008 increased by $249,343 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase was primarily due to consulting expenses and the cost associated with granting options to employees and consultants for services rendered.

Sales, general and administrative expenses increased by $139,676 for the fiscal year ended October 31, 2008 compared to the prior year period.  The increase primarily reflects a rise in consulting expense and the expense incurred for option issuances to employees for services rendered.  The increase also reflects the fact that approximately $46,587 in wages and accrued vacation were reversed pursuant to an agreement to issue common stock for certain debt due a former officer and director in fiscal 2007.

Interest income is generated from short-term investments and decreased by $3,983 in fiscal 2008 as investment capital was utilized to sustain operations.

Interest expense for the twelve months ended October 31, 2008 increased by $21,517 due primarily to borrowings from our majority shareholder and interest incurred from the convertible debentures sold between April and October of 2008.

Components of other income, other than interest, decreased by $13,764 for the fiscal year ended October 31, 2008 compared to the prior year.  The decrease mainly reflects the cost incurred during fiscal 2007 on unrecovered shares issued pursuant to agreements that were later cancelled.

We recorded the minimum state income tax provision in fiscal 2008 and 2007 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2008, we had working capital deficit of $620,566. This represents a working capital decrease of $358,802 compared to that reported at October 31, 2007. The decrease primarily resulted from utilizing cash reserves for operating costs and an increase in current liabilities due to lack of working capital to service the debt.

Our primary source of cash during the fiscal year ended October 31, 2008 has been from the sale of equity and convertible debentures and loans by our Chief Executive Officer, Michael W. Brennan, and Board member, Victor Hollander.   Between January and July 2008, we borrowed $130,000 from Mr. Brennan and $20,000 from Mr. Hollander.  Between December 2007 and September 2008, we sold 1,460,000 shares of common stock in a private placement transaction for net proceeds of $192,000, of which $60,000 was from our majority shareholder.  We also sold a total of $460,000 in convertible debentures between March and October 2008 for net proceeds, after fees and expenses, of $362,200.

Of the cash received during fiscal 2008, nearly $93,000 was utilized to repay loans and purchase inventories and capital equipment.  Management estimates that it required working capital approximating $60,400 per month to maintain operations during fiscal 2008, compared to the approximate $69,000 per month expended during fiscal 2007.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2008 which raises substantial doubt about our ability to continue as a going concern.

We are in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner.  To that end we are in the process of preparing and promoting a $2.5 million private placement offering of the Company’s securities and are negotiating with an investment banking firm to assist in the placement of these securities.  We also have entered into a preliminary arrangement with the same investment banking firm to underwrite a $5 million public offering of common stock during the latter part of fiscal 2009.  We have engaged the services of a consultant to provide investment banking and financial public relations services to expand and further this strategy.  Moreover, we are in the process of introducing the MIT System to market and believe that we will be able to generate a minimum of $400,000 in gross revenues from the sale of products during the remainder of fiscal 2009.  In the opinion of management, available funds and funds anticipated from forthcoming equity purchases and product sales are expected to satisfy our working capital requirements through mid-2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Impact of Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133,” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS 161 requires:

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

The information required by Item 7 is included on pages F-1 to F-20.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2008.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B             Other Information

None

PART III

Item 10.                                     Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age		Position
Michael W. Brennan	66		Director (Chairman) and Chief Executive Officer
Ralph W. Emerson	62		Director
Victor A. Hollander	76	D	Director
Catherine Patterson	56		Chief Financial Officer and Secretary

There are currently two vacancies on the Board of Directors and all of the members of the Board of Directors serve on the Company’s Audit Committee.

Michael W. Brennan, 66, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000.  Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Ralph W. Emerson, 62, was named to the Board of Directors on August 2, 2006.  He serves as Chairman of the Company’s Science Advisory Committee.  Mr. Emerson has product development and research affiliations with some of the world's leading companies including Cargill Inc., Helena Chemical, Spectrum Brands, and the 3M Corporation. Formerly he was a consultant to the CEO/President of Grain Processing Corporation (GPC), Senior Science Consultant to Central Pet and Garden, a Sr. Vice President of Jourgensen Chemical/ NL Industries managing chemical programs with the Department of Defense. Moreover, he has held senior academic and research positions within the University of California at UCLA, UCI, and UC Davis. His applied research has produced several US Patents and International Patents in the disciplines of bioscience. Mr. Emerson is a partner and founder of FREM Biosciences, Inc., working for the past 10 years in the areas of pesticide science.  Additionally, he is a director of the Kary Mullis Research Foundation, and director of the Agriculture and Animal Sciences division of Altermune-a US Defense Advanced Research Project Agency funded program. Dr. Emerson is a graduate of UCLA and did his graduate work at Harvard University, the Harvard School of Public Health and the Sloan School at the Massachusetts Institute of Technology. Currently, he is an elected member of the Harvard University Club of Boston, the New York Academy of Sciences and the American Society of Microbiology.

Victor A. Hollander, 76, was named to the Board of Directors on August 2, 2006 and serves as the Company’s Finance Committee Chairman.  Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services.  Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Catherine Patterson, 56, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. In June 1990, she became Chief Financial Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified.  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

George R. Farquhar, 67, was engaged by the Company on August 2, 2006 to oversee day-to-day operations.  Mr. Farquhar is a successful manager in finance and general operations for public, private and start-up companies.  During the past 30 years, he has served as Chief Financial Officer, Chief Operations Officer as well as President of two corporations, each reporting over $100 million in annual revenues. He worked for five years for Price Waterhouse, an international CPA firm. For the last 15 years, Mr. Farquhar has been a business consultant for various public companies since 1991, including MIT  (1997 to 2002). He recently managed a start-up high tech public company’s R & D and manufacturing operations and helped bring its initial product to market. Mr. Farquhar earned an MBA degree in finance from the University of Southern California and is a CPA.

David Haavig, 54, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2008:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 4 – Statement of Changes in Beneficial Ownership	1
Ralph W. Emerson	Form 4 – Statement of Changes in Beneficial Ownership	1
Anthony M. Frank	Form 4 – Statement of Changes in Beneficial Ownership	2
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	1

Item 11.                                     Executive Compensation

The members of the Board of Directors oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.

Michael Brennan, who joined the Company in August 2006 as Chief Executive Officer, is being compensated at the rate provided in his employment arrangement described below under “Employment Agreements.”

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2008, 2007, and 2006 to the officers of the Company.

		Annual Compensation				Long-Term Compensation
Name	Position	Year	Salary ($)		Other Compensation ($)(1)	Awards Options
Michael Brennan (2)	Chief Executive Officer	2008 2007 2006	$ $ $	190,250 223,100 105,000	$ 185,000 $ 462,500 —	$ 102,341 $ 20,000 —
Floyd Panning (3)	Former President	2006		$107,208	—	—
Catherine Patterson (4)	Corporate Secretary	2008 2007 2006	$ $ $	75,600 75,600 75,600	— — —	$ 39,320

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)
Mr. Brennan was named Chief Executive Officer on August 2, 2006.  He receives a salary of $5,000 in cash and 50,000 shares of common stock per month.  Therefore, as an officer of the Company during the fiscal year ended October 31, 2006, Mr. Brennan’s salary compensation amounted to $15,000 in cash and 200,000 shares of common stock with an aggregate value of $90,000.  For the fiscal years ended October 31, 2007 and 2008, Mr. Brennan’s compensation amounted to $60,000 in cash and 300,000 shares of common stock per year valued at $163,000 and $130,250, respectively.  Mr. Brennan was also granted two–year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share in both fiscal 2007 and 2008.  Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology, valued at $100, during the fiscal years ended October 31, 2007 and 2008.

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

On March 3, 2008, Mr. Brennan received 500,000 shares of common stock, valued at $135,000 ($0.27 per share) for consulting services rendered and on October 2, 2008, the Company issued Mr. Brennan 1,000,000 shares of common stock valued at $50,000, or $0.05 per share, for additional consulting services rendered.

Prior to his appointment as Chief Executive Officer, Mr. Brennan was engaged as a consultant to the Company from July 2005 through July 2006 under a similar compensation arrangement.  Between November 2005 and July 2006, Mr. Brennan was paid $45,000 in cash and received 400,000 shares of common stock with a total fair market value of $81,000.

(3)
Mr. Panning resigned as President and Chief Executive Officer on August 2, 2006.  In January 2006, Mr. Panning was granted options to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.14 per share.  The options expire on January 26, 2016.

(4)
In January 2006, Ms. Patterson was granted options to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.14 per share.  The options vest in 20,000 annual increments and expire on January 26, 2011.

On September 18, 2008, Ms. Patterson was granted a three-year option to purchase 500,000 shares of common stock at $0.10 per share. The fair market value of the options was determined to be $39,320.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan where he became the Chief Executive Officer of the Company. The arrangement provides for the following:

•
Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years.  The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares.  Between September 1, 2007 and December 31, 2007, Mr. Brennan also received 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.

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

•	that the outside Board member appointed to and serving as the Chairman of the Finance Committee, Victor A. Hollander, will receive an additional annual compensation of $24,000.

•	that the outside Board member appointed to and serving as the Chairman of the Science Advisory Committee, Ralph W. Emerson, will receive an additional annual compensation of $18,000.

Equity Compensation Plans

1999 Stock Option Plan

In May 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). Under the Plan, incentive and non-qualified stock options for 1,000,000 shares of common stock may be issued. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.  In September 2008, the Company granted 140,000 options to purchase common stock at $0.10 per share to a key employee and as of October 31, 2008, the total number of shares authorized under the 1999 Stock Option Plan, 1,000,000, has been issued at exercise prices ranging from $0.10 to $0.94 per share.

2008 Employee Benefit Plan

Effective December 3, 2007, the Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan.  Under the Plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors of the Company.  Eligibility is determined by the Board of Directors.  During 2007, a total of 2 million shares of common stock were granted under the plan to Michael Brennan and Victor Hollander in lieu of payment for consulting services rendered.  An additional one (1) million shares were issued under this Plan in March 2008 to Messrs. Brennan and Hollander.  As of October 31, 2008, the total number of shares authorized under the Plan have been issued.

2008 Employee Incentive Stock Program

In May 2008, the Company adopted the 2008 Employee Incentive Stock Program, authorizing the Company to grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  On May 1, 2008, the Board authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for the cancellation of loans and interest as well as fees and expenses due them from the Company.  As of October 31, 2008, there were no options to purchase common stock granted under the 2008 Employee Incentive Stock Program.

2009 Employee Benefit Plan

In October 2008, the Company adopted the 2009 Employee Benefit Plan, authorizing the Company to grant up to four (4) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  During fiscal 2008, the Board authorized the issuance of a total of 2,250,000 shares of common stock under the Plan to various individuals, including 2,000,000 shares to officers and directors, in lieu of payment for services rendered.  As of October 31, 2008, there were no options to purchase common stock granted under the 2009 Employee Benefit Plan.

Other Options

In September 2008, the Company granted a total of 2,860,000 options to purchase common stock at $0.10 per share to various officers, directors and employees of the Company for services rendered.  Of such options, 1,000,000 were granted to Michael Brennan and 500,000 options were granted each to Victor Hollander and Catherine Patterson.

See PART II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table provides information about option exercises during the fiscal year ended October 31, 2008 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price ($0.035) of the Company’s common stock on October 31, 2008.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options Held at October 31, 2008		Value of Unexercised In-the-Money Options October 31, 2008
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael W. Brennan	—	—	1,200,000	—	$—	$—
Ralph W. Emerson	—	—	200,000	—	—	—
Victor A. Hollander	—	—	700,000	—	—	—
Catherine A. Patterson	—	—	600,000	40,000	—	—
	—	—	2,700,000	40,000	$—	$—

Item 12.                           Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 23, 2009 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Brenda L. Bladow 7099 Heron Circle Carlsbad, CA 92011	3,760,000	6.6%	—	—	6.3%
Michael W. Brennan 970 Calle Amanecer, Suite F San Clemente, CA 92673	7,148,600	12.6%	—	—	12.0%
Ralph W. Emerson	413,333	*	—	—	*
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	26,043,119	45.9%	—	—	43.9%
Victor A. Hollander 1925 Century Park East, Ste. 1120 Los Angeles, CA 90067	3,279,247	5.8%	—	—	5.5%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	1.7%
Catherine Patterson	650,112	1.1%	2,906	*	1.1%
All officers and directors as a group (4 persons)	11,491,292	20.3%	2,906	*	19.4%

*	Less than 1%

**	Includes address of five percent or more shareholders of any class.

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

(2)
Includes currently exercisable warrants or options to purchase an aggregate of 2,550,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 11 - “Executive Compensation – Equity Compensation Plans.”

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

Item 13.          Certain Relationships and Related Transactions.

Mr. Michael W. Brennan

Between January 17 and July 1, 2008, Mr. Brennan loaned the Company a total of $130,000, at 8% per annum, payable on demand.  Of that amount, $62,000 was repaid to Mr. Brennan as of October 31, 2008, with an additional $11,000 repaid in November 2008.  On December 1, 2008, Mr. Brennan converted the remaining $57,000 in principal loans and $5,148.49 in accrued interest into common stock.  At the same time, Mr. Brennan converted $66,848 in accrued fees and expenses into common stock at a fair market value of approximately $0.10 per share.  Mr. Brennan received a total of 1,250,000 shares of common stock pursuant to the conversion.

Fees	$65,000.00
Expenses	1,848.00
Principal Loans	57,000.00
Interest	5,148.49
TOTAL	$128,996.49

Between November 1, 2007 and October 31, 2008, Mr. Brennan received a total of 600,000 shares of common stock for services rendered pursuant to his employment arrangement.  In addition, he received 100,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.

On March 3, 2008 and October 2, 2008, Mr. Brennan was issued 500,000 and 1,000,000 shares of common stock, respectively, for additional services rendered.

Mr. Brennan received the following option grants during fiscal 2008:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/08	100,000	$0.30	$23,702	Per consulting arrangement
09/18/08	1,000,000	$0.08	$78,639	Services rendered

Mr. Anthony M. Frank

On September 5, 2007, Mr. Frank loaned the Company $250,000 at 12% interest and on November 3, 2008, he loaned the Company an additional $150,000 at an interest rate of 8% per annum.  On December 15, 2008, Mr. Frank entered into Debt Conversion Agreements waiving $39,746 in accrued interest and converting the principal loans to shares of common stock at $0.045 per share.

During August 2008, Mr. Frank purchased 360,000 shares of common stock at a price of $0.1667 per share, for net proceeds to the Company of $60,000.  See Part II - Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

On or about December 15, 2008, Mr. Frank entered into a Securities Purchase Agreement to purchase $300,000 in convertible debentures.  The Company received two of the three monthly $100,000 payments on December 18, 2008 and January 16, 2009.

Mr. Victor A. Hollander

On or about February 5, 2008 and March 21, 2008, Mr. Hollander loaned the Company the sum of $10,000 and $10,000, respectively.  The loans bore interest at 8% per annum.  On May 1, 2008, Mr. Hollander converted the $20,000 in principal loans and $275.97 in accrued interest into common stock.  At the same time, Mr. Hollander converted $48,500 in accrued fees accrued for service to the Board of Directors and as Finance Committee Chairman into common stock at a fair market value of $0.30 per share.  Mr. Hollander received a total of 229,247 shares of common stock upon the conversion.

Financial Committee Fees	$42,000.00
Board Fees	6,500.00
Principal Loans	20,000.00
Interest	273.97
TOTAL	$68,773.97

As of October 31, 2008, the Company owed Mr. Hollander a total of $14,500 in fees for service to the Board and as Financial Committee Chairman.

On March 3, 2008 and October 2, 2008, Mr. Hollander was issued 500,000 and 1,000,000 shares of common stock, respectively, for additional services rendered.

Mr. Hollander received the following option grants during fiscal 2008:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/08	100,000	$0.28	$24,721	Annual service to the Board
09/18/08	500,000	$0.08	$39,320	Services rendered

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

Item 14.                                                 Exhibits and Reports on Form 8-K.

(a)                                    The following documents are filed as part of this report:

 1.                                       Financial Statements

 Report of Independent Registered Public Accounting Firm

 Balance Sheet as of October 31, 2008

 Statements of Operations for the years ended October 31, 2008 and 2007

 Statements of Shareholders’ Deficit for the years ended October 31, 2008 and 2007

 Statements of Cash Flows for the years ended October 31, 2008 and 2007

 Notes to Financial Statements

 (b)                                  Reports on Form 8-K

                None.

(c)                                  Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CB	12% Promissory Term Note with Anthony M. Frank (Keogh) – 09/05/07 (incorporated by reference to Exhibit 10.10.CB to Form 10-KSB, filed on January 25, 2008).

10.10.CD	Stock Purchase Agreement – August 4, 2008 (incorporated by reference to Exhibit 10.10.CD to Schedule 13D/A of Anthony M. Frank filed on September 2, 2008.

10.10.CE	Stock Purchase Agreement – August 28, 2008 (incorporated by reference to Exhibit 10.10.CE to Schedule 13D/A of Anthony M. Frank filed on September 2, 2008.

10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on January 23, 2009).

10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on January 23, 2009).

10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on January 23, 2009).

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.                                 Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Jeffrey S. Gilbert, CPA for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2006, 2007 and 2008 were $30,000, $44,500 and $8,250, respectively.

Although no 2008 audit fees were paid to Jeffrey S. Gilbert, CPA before the fiscal year ended October 31, 2008, management of the Company estimates that the October 31, 2008 audit fee will approximate $37,500.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $6,400 and $5,800 for the fiscal years ended October 31, 2006 and 2007, respectively.  We anticipate incurring fees for fiscal 2008 tax services following the submission of this Annual Report on Form 10-KSB.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy and other regulatory filings totaled $6,250 and $ 2,200 for the fiscal years ended October 31, 2007 and 2008, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: January 23, 2009

MICRO IMAGING TECHNOLOGY, INC.

	BY	/S/ CATHERINE PATTERSON
CATHERINE PATTERSON Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ MICHAEL W. BRENNAN	Chief Executie Office and Director	January 23, 2009
MICHAEL W. BRENNAN

/S/ VICTOR A. HOLLANDER	Director	January 23, 2009
VICTOR A. HOLLANDER

	Chief Financial Officer	January 23, 2009
/S/ CATHERINE PATTERSON	(Principal Financial and
CATHERINE PATTERSON	Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheet of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2008 and the results of their operations and their cash flows for the years ended October 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, recurring losses with an accumulated deficit of $36,110,027 at October 31, 2008, and is seeking to implement its business plan, which requires the Company to complete the development and marketing the new product and/or raise capital through the sale of the Company’s common stock or borrowings.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT

Los Angeles, California
February 5, 2009

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Balance Sheet

October 31, 2008

October 31,
2008
ASSETS
Current assets:
Cash	$1,255
Inventories	98,497
Prepaid expenses	11,799
Total current assets	111,551

Fixed assets, net	72,135

Unamortized prepaid costs and fees related to issuance of convertible debentures	410,713

Total assets	$594,399

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$318,000
Trade accounts payable	200,459
Accounts payable to officers and directors	89,245
Accrued payroll	36,391
Other accrued expenses	88,022
Total current liabilities	732,117

Long term liabilities:
Convertible debentures	460,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2008.	26,000
Total long term liabilities	486,000

Total liabilities	1,218,117

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 40,485,253 shares issued and outstanding at October 31, 2008.	404,853
Additional paid-in capital	35,081,456
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(8,300,826)
Total stockholders' deficit	(623,718)
Total liabilities and stockholders' (deficit)	$594,399

 The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2008

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2008
	2008	2007	(Unaudited)

Sales	$-	$40,000	$40,000
Cost of Sales	-	18,916	18,916

Gross profit	-	21,084	21,084

Operating costs and expenses:
Research and development	1,114,059	864,716	2,682,777
Sales, general and administrative	1,212,930	1,073,254	3,019,567

Total operating expenses	2,326,989	1,937,970	5,702,344

Loss from operations	(2,326,989)	(1,916,886)	(5,681,260)

Other income (expense):
Interest income	169	4,152	11,352
Interest expense	(129,242)	(107,725)	(2,600,496)
Other income (expense), net	(4,314)	(18,078)	(25,622)
Other income (expense), net	(133,387)	(121,651)	(2,614,766)

Loss from continuing operations:
Before provision for income tax	(2,460,376)	(2,038,537)	(8,296,026)
Provision for income tax	(1,600)	(1,600)	(4,800)

Net loss	$(2,461,976)	$(2,040,137)	$(8,300,826)

Net loss per share, basic and diluted	$(0.07)	$(0.08)

Shares used in computing net loss per share, basic and diluted	35,487,955	25,530,692

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit)

For Each of the Two Years in the Period Ended October 31, 2008

	Series C	Series D			Series C	Series D				Note
	Convertible	Convertible		Class B	Convertible	Convertible		Class B	Additional	Receivable
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Paid-in	Common	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Stock	(Deficit)	Total
Balance, October 31, 2006	250,000	250,000	15,732,043	83,983	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)

Common stock issued to officers for services, $0.10 per share	-	-	75,000	-	-	-	750	-	6,750	-	-	7,500
Common stock issued to officers for services, $0.16 per share	-	-	75,000	-	-	-	750	-	11,250	-	-	12,000
Common stock issued to officers for services, $0.24 per share	-	-	150,000	-	-	-	1,500	-	34,500	-	-	36,000
Common stock issued to officers for services, $0.25 per share	-	-	225,000	-	-	-	2,250	-	54,000	-	-	56,250
Common stock issued to officers for services, $0.30 per share	-	-	75,000	-	-	-	750	-	21,750	-	-	22,500
Common stock issued to officers for services, $0.32 per share	-	-	75,000	-	-	-	750	-	23,250	-	-	24,000
Common stock issued to officers for services, $0.35 per share	-	-	75,000	-	-	-	750	-	25,500	-	-	26,250
Common stock issued to officers for services, $0.40 per share	-	-	150,000	-	-	-	1,500	-	58,500	-	-	60,000

Common stock issued to officers and directors for consulting services, $0.37 per share			2,000,000	-	-	-	20,000	-	720,000	-	-	740,000

Common stock issued in private placement offering, $0.12 per share -		-	2,113,833	-	-	-	21,138	-	218,473	-	-	239,611

Common stock issued in private placement offering, $0.50 per share -		-	2,760,000	-	-	-	27,600	-	1,302,400	-	-	1,330,000

Common stock issued as commission, $0.12 per share	-	-	30,692	-	-	-	307	-	3,376	-	-	3,683
	-	-
Common stock issued for debt, $0.20 per share	-	-	211,115	-	-	-	2,111	-	40,112	37,620	-	79,843
	-	-
Common stock issued for convertible debt, $0.25 per share	-	-	6,299,377	-	-	-	62,994	-	1,511,850	-	-	1,574,844
	-	-
Common stock issued to former licensee for debt, $0.08 per share	-	-	516,479	-	-	-	5,165	-	36,154	-	-	41,319

Common stock issued upon conversion of Series C Preferred stock	(250,000)		1,000,000	-	(250,000)		10,000	-	240,000	-	-	-

Common stock issued upon conversion of Series D Preferred stock -		(250,000)	500,000	-	-	(250,000)	5,000	-	245,000	-	-	-

Common stock issued or surrendered for uncollectible debt, $0.30 per share		-	68,259	-	-	-	683	-	19,795	-	-	20,478

Common stock of subsidiary issued to employees and consultants, $0.001 per share -			-	-	-	-	-	-	2,665	-	-	2,665

Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	93,035	-	-	93,035

Common stock exchanged for Class B common stock	-	-	83,983	(83,983)	-	-	840	(840)	-	-	-	-

Net loss											(2,040,137)	(2,040,137)
Balance, October 31, 2007	-	-	32,215,781	-	$-	$-	$322,158	$-	$33,133,341	$-	$(33,648,051)	$(192,552)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For Each of the Two Years in the Period Ended October 31, 2008

	Series C	Series D			Series C	Series D				Note
	Convertible	Convertible		Class B	Convertible	Convertible		Class B	Additional	Receivable
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Paid-in	Common	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Stock	(Deficit)	Total
Balance, October 31, 2007	-	-	32,215,781	-	$-	$-	$322,158	$-	33,133,341	$-	$(33,648,051)	$(192,552)

Common stock issued to officers for services, $0.35 per share	-	-	75,000	-	-	-	750	-	25,500	-	-	26,250
Common stock issued to officers for services, $0.30 per share	-	-	75,000	-	-	-	750	-	21,750	-	-	22,500
Common stock issued to officers for services, $0.27 per share	-	-	75,000	-	-	-	750	-	19,500	-	-	20,250
Common stock issued to officers for services, $0.25 per share	-	-	225,000	-	-	-	2,250	-	54,000	-	-	56,250
Common stock issued to officers for services, $0.23 per share	-	-	75,000	-	-	-	750	-	16,500	-	-	17,250
Common stock issued to officers for services, $0.20 per share	-	-	75,000	-	-	-	750	-	14,250	-	-	15,000
Common stock issued to officers for services, $0.18 per share	-	-	75,000	-	-	-	750	-	12,750	-	-	13,500
Common stock issued to officers for services, $0.15 per share	-	-	75,000	-	-	-	750	-	10,500	-	-	11,250
Common stock issued to officers for services, $0.14 per share	-	-	75,000	-	-	-	750	-	9,750	-	-	10,500
Common stock issued to officers for services, $0.035 per share	-	-	75,000	-	-	-	750	-	1,875	-	-	2,625

Common stock issued to officers, directors and
consultants for debt, $0.30 per share	-	-	584,472	-	-	-	5,845	-	169,497	-	-	175,342

Common stock issued to consultants for services, $0.28 per share		-	1,000,000	-	-	-	10,000	-	270,000	-	-	280,000
Common stock issued to consultants for services, $0.25 per share		-	275,000	-	-	-	2,750	-	66,000	-	-	68,750
Common stock issued to consultants for services, $0.08 per share		-	250,000	-	-	-	2,500	-	17,500	-	-	20,000

Common stock issued to officers and directors for consulting services, $0.27 per share			1,000,000	-	-	-	10,000	-	260,000	-	-	270,000
Common stock issued to officers and directors for consulting services, $0.05 per share			2,000,000	-	-	-	20,000	-	80,000	-	-	100,000

Common stock issued in private placement offering, $0.167 per share -	-	-	360,000	-	-	-	3,600	-	56,400	-	-	60,000
Common stock issued in private placement offering, $0.12 per share -	-	-	1,100,000	-	-	-	11,000	-	121,000	-	-	132,000

Common stock issued as commission, $0.40 per share	-	-	600,000	-	-	-	6,000	-	234,000	-	-	240,000

Common stock issued upon exercise of warrants, $0.06 per share	-	-	200,000	-	-	-	2,000	-	10,000	-	-	12,000

Common stock of subsidiary issued to employees and consultants, $0.001 per share -			-	-	-	-	-	-	150	-	-	150

Options and warrants granted to employees and
consultants for services	-	-	-	-	-	-	-	-	323,860	-	-	323,860
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	-	-	-	-	-	-	153,333	-	-	153,333
Net loss											(2,461,976)	(2,461,976)
Balance, October 31, 2008	-	-	40,485,253	-	$-	$-	$404,853	$-	35,081,456	$-	$(36,110,027)	$(623,718)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2008

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2008
	2008	2007	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,461,976)	$(2,040,137)	$(8,300,826)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	27,732	27,008	70,402
Amortization of costs and fees related to convertible debentures	80,420	-	80,420
Common stock issued for services	348,750	-	444,750
Common stock issued to officers and directors for services	585,375	984,500	1,841,125
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	150	2,665	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	187,342	42,223	229,565
Common stock issued to former licensee		41,319	41,319
Common stock issued/recovered on cancelled agreements	-	20,478	20,478
Non-cash compensation for stock options and warrants	323,860	93,035	462,770
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	61,615	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	588	201	13,792
Inventories	(26,091)	(72,406)	(98,497)
Increase (decrease) in liabilities:
Trade accounts payable	109,656	2,411	69,764
Accounts payable to officers and directors	24,745	32,271	52,374
Accrued payroll and other expenses	56,132	(50,767)	(25,797)
Net cash used in operating activities	(743,317)	(855,584)	(2,790,282)

Cash flows from investing activities:
Purchase of fixed assets	(4,655)	(10,832)	(136,054)
Net cash used in investing activities	(4,655)	(10,832)	(136,054)

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For Each of the Two Years in the Period Ended October 31, 2008

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2008
	2008	2007	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(62,000)	(1,000,000)	(1,062,000)
Proceeds from issuance of convertible debentures	460,000	-	490,000
Costs and fees related to issuance of convertible debentures	(97,800)	-	(97,800)
Proceeds from issuance of notes payable to a related party	130,000	406,800	636,800
Proceeds from issuance of common stock, net	192,000	1,573,294	1,765,294
Net cash provided by financing activities	622,200	980,094	1,732,294

Net change in cash	(125,772)	113,678	(1,194,043)

Cash at beginning of period	127,027	13,349	1,195,298

Cash at end of period	$1,255	$127,027	$1,255

Supplemental Disclosure of Cash Flow Information

Interest paid	$1,612	$125	$3,531
Income taxes paid	$1,600	$800	$13,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock issued as commission for convertible debentures	$240,000	$-

Beneficial conversion feature of convertible debentures	$153,333	$-

Conversion of notes payable, major stockholder, to shares of common stock	$-	$1,126,800

Conversion of other note payable to shares of common stock	$-	$30,000

Issuance of common stock in payment of liabilities	$-	$356,429

Payment of liabilities by cancellation of note
receivable on common stock	$-	$49,501

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.                                       Description of Business and Development Stage Company

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its 81%-owned subsidiary.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2008.  Any future profits reported by the subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year commenced November 1, 2005, is now considered a development stage enterprise.

2.                                       Basis of Presentation

The Company incurred net losses from continuing operations of $2,461,976 and $2,040,137 for the fiscal years ended October 31, 2008 and 2007, respectively.  At October 31, 2008 the Company had an accumulated deficit of $36,110,027 and is in default under the redemption provisions of its redeemable preferred stock (Note 8).  These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets in fiscal 2005 and in the prior and current fiscal years through private loans from an individual who is a related party and the largest stockholder, and through the sale of the Company’s common stock in various private placement transactions.

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

Micro Imaging Technology, Inc. and Subsidiary
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

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2008 and 2007, there was no cash or cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2008 and 2007.

Stock Based Compensation

The Company adopted the modified prospective transition methid of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $323,861 and $93,035 on options and warrants that vested during the fiscal years ended October 31, 2008 and 2007, respectively.

The assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plans are included in Note 8.

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Advertising Costs

The Company charges advertising costs to expense as incurred.  The Company did not incur advertising expense during the fiscal years ended October 31, 2007 or 2008.

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

Loss Per Share

Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Common stock equivalents of 4,900,000 and 2,550,000 as of October 31, 2008 and 2007, respectively, have been omitted from the earnings per share calculation, as their effect would be antidilutive.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133,” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS 161 requires:

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing standards contained in AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts, which clarifies how FASB Statement No. 60, Accounting and Reporting for Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  The Statement also provides for expanded disclosures of financial guarantee insurance contracts. The Statement will be effective for the Company as of November 1, 2009.  Adoption of this statement is not expected to have a material impact on the Company’s financial statements or results of operations.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

4.	Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2008	2007
Machinery and equipment	$93,632	$88,977
Furniture and fixtures	74,326	74,326
Leasehold improvements	70,370	70,370
	238,328	233,673
Less: accumulated depreciation	(166,193)	(138,461)
Total property and equipment, net	$72,135	$95,212

Depreciation expense for the years ended October 31, 2008 and 2007 was $27,732 and $27,008, respectively.

5.	Convertible Debentures

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April 17, 2008 and October 20, 2008, the Company sold a total of $460,000 in such debentures through the Agreement.  The debentures bear 6% annual interest and as of October 31, 2008, the Company had expensed $12,113 in accrued interest.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.

The Company paid a total of $97,800 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The fees and commissions are being expensed over the life of the loans.  The intrinsic value of the beneficial conversion feature was determined to be $153,333 and is being amortized over the three-year life of the loans.

On December 15, 2008, three holders elected to convert $5,000 of their principal debenture and each received 389,863 shares of common stock issued at a conversion price of approximately $0.013 per share, for a total issuance on the conversion date of 1,169,589 shares.

6.	Notes Payable to an Officer and Shareholder

At October 31, 2008 and 2007, notes payable to an officer and to the majority shareholder consisted of the following:

	2008	2007
Note payable to major stockholder, collateralized by the Company’s public shell structure; principal and interest at 12% due in full on March 5, 2009.	$250,000	$250,000

Unsecured notes payable to officer/director of the Company; principal and interest at 8% due on demand.	68,000	—
	318,000	250,000
Less current maturities	$318,000	$250,000

Long term portion of notes payable	$—	$—

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Subsequent to October 31, 2008, $11,000 of the principal loans due Michael W. Brennan, Chairman of the Board and the Company’s Chief Executive Officer, were paid and on December 1, 2008, Mr. Brennan converted the remaining principal loans and accrued interest into shares of common stock.

On December 15, 2008, Mr. Anthony Frank, the Company’s majority shareholder, converted all of his outstanding loans into shares of common stock.

7.	Income Taxes

At October 31, the components of the income tax expense are as follows:

	2008	2007
Current tax expense:
Federal	$—	$—
State	1,600	1,600
	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2008 were as follows:

Current deferred tax assets:
Accrued vacation	$1,000
Book compensation for options and warrants	37,000
Other	1,000
Total current deferred tax assets	39,000
Valuation allowance	(39,000)
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$8,755,000
Other credit carryforward	165,000
Depreciation and amortization	4,000
Total noncurrent deferred tax assets	8,924,000
Valuation allowance	(8,924,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2008 was a decrease  of $629,000.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2008	2007
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

The Company has federal and state net operating loss carryforwards of $21,998,000 and $9,411,000, respectively. The federal and state net operating loss carryforwards began expiring  through 2028.  The Company also has federal and state research and development tax credit carryforwards of $166,000 and $130,000, respectively.

8.	Stockholders’ Deficit

Common Stock

On October 14, 2008, holders of a majority of the shares of the Company’s common stock acted by written consent to approve an amendment to the Company’s Articles of Incorporation increasing the authorized number of common shares from 100,000,000 to 500,000,000.

On June 29, 2005, the Company entered into a one-year arrangement with Michael Brennan for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company issued 50,000 shares of common stock to Mr. Brennan each month and granted him three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. On August 2, 2006, Mr. Brennan was named Chief Executive Officer and was appointed to the Company’s Board of Directors.  His compensation arrangement continues under the same terms of the 2005 consulting agreement, but also included the annual issuance of a two-year option to purchase 100,000 shares of common stock at $0.30 per share and, commencing September 1, 2007, the issuance of 50,000 shares of the common stock of the Company’s Nevada subsidiary.  During the twelve months ended October 31, 2008, pursuant to his compensation arrangement, Mr. Brennan received 600,000 shares of the Company’s common stock with an aggregate fair market value of $130,250 issued at prices ranging from $0.14 to $0.35 per share; 100,000 shares of the subsidiary’s stock valued at $100; and options to purchase 100,000 shares of common stock with a fair market value of $23,702.

On August 1, 2007, the Company amended a compensation arrangement with George Farquhar who was appointed Chief Operating Officer on August 2, 2006.  The amendment provided that his cash compensation increase from $5,000 to $7,500 per month and that, commencing September 1, 2007, Mr. Farquhar receive 25,000 shares of the common stock of the Company’s Nevada subsidiary each month.  His compensation continues to include a monthly issuance of 25,000 shares of the Company’s common stock.  During the fiscal year ended October 31, 2008, Mr. Farquhar was issued 300,000, at prices ranging from $0.14 to $0.35 per share, and 50,000 shares of common stock of the Company and its subsidiary, valued at $62,625 and $50, respectively.  For additional services rendered, Mr. Farquhar also received 250,000 shares of common stock on September 18, 2008.  The shares were issued under the Company’s 2009 Employee Benefit Plan with fair market value of $20,000, or $0.08 per share.

Between December 18, 2007 and September 19, 2008, the Company sold 1,100,000 shares of common stock at $0.12 per share to an unaffiliated accredited investor for net proceeds of $132,000.

On March 17, 2008, the Board of Directors authorized an issuance of 500,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Director, for services rendered.  The shares were issued under the 2008 Employee Benefit Plan for a total fair market value of $270,000, or $0.27 per share.  Messrs. Brennan and Hollander each received an additional 1,000,000 shares of common stock on October 2, 2008 under the 2009 Employee Benefit Plan.  The fair market value of the latter share issuance was determined to be $100,000, or $0.05 per share.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In April 2008, pursuant to a Securities Purchase Agreement, the Company issued 600,000 shares of common stock to the Placement Agent which assisted in selling $460,000 in convertible debentures for the Company between April and October 2008.  The fair market value of the shares was $240,000, or $0.40 per share.

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

On August 4, 2008 and on August 28, 2008, the Company’s largest shareholder, Anthony M. Frank, purchased 180,000 shares of common stock in private transactions for $0.1667 per share.  The Company received a total of $60,000 in the two transactions and issued at total of 360,000 shares to Mr. Frank.

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

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock.  Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock.  As of October 31, 2008, there were no shares of Series C preferred stock issued or outstanding.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder.  There were no shares of Series D preferred stock issued or outstanding at October 31, 2008.

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

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than five (5) years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.  A total of 140,000 and 300,000 options were granted under this plan to directors and employees during the fiscal year ended October 31, 2008 and 2007, respectively, and all of the share options granted under the Plan have been granted.

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

The Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan (the “Benefit Plan”) effective December 3, 2007.  Under the plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  Between September 2007 and March 2008, all three (3) million shares of common stock authorized under the Benefit Plan were issued to Michael Brennan (1,750,000 shares) and Victor Hollander (1,250,000 shares) for services rendered.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan (“Stock Plan”) effective May 2, 2008.  Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors.   The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company.  The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt.

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company granted 2,250,000 options under the Plan during the fiscal year ended October 31, 2008.

The following table summarizes information about options granted under the Company’s equity compensation plans and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, unvested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2006	1,270,000	$0.36	5.5	$—
Granted	300,000	0.26
Exercised	—	—
Expired	(135,000)	0.29
Canceled	—	—
Outstanding at October 31, 2006	1,435,000	0.36	4.3	$—
Granted	2,800,000	0.12
Exercised	—	—
Expired	(75,000)	0.17
Canceled	—	—
Outstanding at October 31, 2008	4,160,000	$0.16	3.0	$—

Summary information about the Company’s options outstanding at October 31, 2008 is set forth in the table below.  Options outstanding at October 31, 2008 expire between August 2009 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2008	Weighted Average Exercise Price
$ 0.10 - $0.30	4,100,000	3.0	$0.16	4,000,000	$0.15
$ 0.78	50,000	1.8	$0.78	50,000	$0.78
$ 0.94	10,000	0.8	$0.94	10,000	$0.94
TOTAL:	4,160,000			4,060,000

Total estimated unrecognized compensation from unvested stock options as of October 31, 2008 was approximately $13,000 which is expected to be recognized over a weighted average period of approximately 2.2 years.

As of October 31, 2008, all of the 585,000 options issued by the Company’s MIT subsidiary to various employees of the Company during the year ended October 31, 2003 had expired

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Common Stock Warrants

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

The Company did not grant any warrants to purchase common stock during fiscal 2007.  During the year ended October 31, 2008 the Company granted warrants as follows:

On September 18, 2008, the Company granted three-year warrants to purchase 500,000 shares of common stock to a consultant in consideration for services rendered.  The warrants vest in full as of the grant date with an exercise price of $0.10 per share.  The fair market value of these warrants was also recorded as consulting expense in the amount of $39,320 ($0.08 per share) as of the fiscal year ended October 31, 2008.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2008 and 2007 and changes during the years then ended.  Warrants outstanding at October 31, 2008 expire between May 2009 and September 2011.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2006	1,625,000	$0.33
Granted	—	—
Exercised	—	—
Expired	(460,000)	1.39
Outstanding at October 31, 2007	1,115,000	0.22
Granted	500,000	0.10
Exercised	(200,000)	0.06
Expired	(675,000)	0.26
Outstanding at October 31, 2008	740,000	$0.15

The following table summarizes the information relating to MIT warrants granted to non-employees as of October 31, 2008 and 2007 and changes during the years then ended.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2006	275,000	$1.48
Granted	—	—
Exercised	—	—
Expired	(200,000)	—
Outstanding at October 31, 2007	75,000	0.10
Granted	—	—
Exercised	—	—
Expired	(75,000)	0.10
Outstanding at October 31, 2008	—	$—

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2008 and 2007:

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	2008	2007
Risk-free interest rate	2.67%	—
Expected dividend yield	—	—
Expected stock price volatility	2.79	—
Expected life in years	3 years	—

Summary information about the Company’s warrants outstanding at October 31, 2008 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2007	Weighted Average Exercise Price
$ 0.10 - $0.25	700,000	2.4	$0.11	700,000	$0.11
$ 0.94	40,000	0.8	$0.94	40,000	$0.94
TOTAL:	740,000			740,000

10.	Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006.  The lease was extended on April 1, 2007 for an additional year and the lease payment increased to $3,749 per month.  Company has the option to extend the lease for additional one-year terms through March 31, 2012.

Future minimum facilities lease payments as of October 31, 2008 are as follows:

2008	$19475
2009	$—

Employment Contracts

(a)           Michael W. Brennan

Effective August 2, 2006, the Company entered into a five-year employment agreement with Michael Brennan, the Company’s Chief Executive Officer that provides for a $5,000 monthly cash payment and 50,000 shares of the Company’s common stock for each month of service.  For each year of service, Mr. Brennan will also be granted two-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.30 per share.  Such warrants are to vest at the conclusion of each year of service.  Between September 1 and December 31, 2007, Mr. Brennan also received 50,000 shares of the common stock of the Company’s subsidiary per month.  See also Note 13 - “Subsequent Events.”

(b)           George R. Farquhar

Effective August 1, 2006, the Company entered into a five-year employment arrangement with Mr. Farquhar to provide consulting services in connection with administrative activities, as well as financial and marketing matters.  The agreement provides for a $5,000 monthly cash payment and 25,000 shares of common stock for each month of service.  If the agreement is terminated by the Company, Mr. Farquhar is entitled to one year of monthly cash payments.   Effective August 1, 2007, Mr. Farquhar’s cash compensation was increased to $7,500 per month and, between September 1 and December 31, 2007, he also received 25,000 shares of the common stock of the Company’s subsidiary per month.  See also Note 13 - “Subsequent Events.”

11.	Related Party Transactions

See Notes 6, 8, 9, 10, and 13 for related party transactions.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

12.           Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary, and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan was $5,906 and $8,031 for the fiscal years ended October 31, 2008 and 2007, respectively.

13.                                 Subsequent Events (Unaudited)

In accordance with this consulting arrangement, between November 1, 2008 and December 31, 2008, the Company issued 100,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

The Company issued George Farquhar, Chief Operating Officer, a total of 50,000 shares of common stock between November 1, 2008 and December 31, 2008 under the terms of his consulting agreement.

On December 1, 2008, Michael Brennan converted a total of $128,996 in accrued fees, expenses, principal loans and interest into 1,250,000 shares of common stock.

On December 15, 2008, the Company’s majority shareholder converted $400,000 in principal loans into 8,783,416 shares of common stock and forgave $39,746 in interest accrued on the loans.

On December 15, 2008, the Company issued 1,169,589 shares of common stock upon the conversion of $15,000 in principal debentures sold by the Company during fiscal 2008.