Form 10-Q
period 2009-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2009-03-17
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2009

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

At March 5, 2009, 101,137,761 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

January 31,
2009
ASSETS

Current assets:
Cash	$32,154
Inventories	99,176
Prepaid expenses	11,799
Total current assets	143,129

Fixed assets, net	66,333

Unamortized prepaid costs and fees related to issuance of convertible debentures	470,975

Total assets	$680,437

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$-
Trade accounts payable	217,513
Accounts payable to officers and directors	67,453
Accrued payroll	34,644
Other accrued expenses	56,982
Total current liabilities	376,592

Long term liabilities:
Convertible debentures	630,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2009.	26,000
Total long term liabilities	656,000
Total liabilities	1,032,592
Commitments and contingencies
Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,579,923 shares issued and outstanding at January 31, 2009.	535,799
Additional paid-in capital	35,631,982
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(8,710,735)
Total stockholders' deficit	(352,155)
Total liabilities and stockholders' (deficit)	$680,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2009
	2009	2008	(Unaudited)

Sales	$-	$-	$40,000
Cost of Sales	-	-	18,916

Gross profit	-	-	21,084

Operating costs and expenses:
Research and development	238,149	275,787	2,920,926
Sales, general and administrative	138,941	81,518	3,158,508

Total operating expenses	377,090	357,305	6,079,434

Loss from operations	(377,090)	(357,305)	(6,058,350)

Other income (expense):
Interest income	-	103	11,352
Interest expense	(70,965)	(8,295)	(2,671,461)
Other income (expense), net	39,746	(1,141)	14,124
Other income (expense), net	(31,219)	(9,333)	(2,645,985)

Loss from continuing operations:
Before provision for income tax	(408,309)	(366,638)	(8,704,335)
Provision for income tax	(1,600)	(1,600)	(6,400)

Net loss	$(409,909)	$(368,238)	$(8,710,735)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Shares used in computing net loss per share, basic and diluted	46,597,794	32,534,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
			November 1, 2005
			through
	January 31,		January 31, 2009
	2009	2008	(Unaudited)
Cash flows from operating activities:
Net loss	$(409,909)	$(368,238)	$(8,710,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,102	6,897	77,504
Amortization of costs and fees related to convertible debentures	56,405	-	136,825
Common stock issued for services	-	-	444,750
Common stock issued to officers and directors for services	5,063	48,000	1,846,188
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	150	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	229,565
Common stock issued to former licensee	-	-	41,319
	-	-	20,478
Non-cash compensation for stock options and warrants	747	14,798	463,517
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	588	13,792
Inventories	(679)	-	(99,176)
Increase (decrease) in liabilities:
Trade accounts payable	17,054	84,492	86,818
Accounts payable to officers and directors	45,056	23,348	97,430
Accrued payroll and other expenses	(27,640)	1,082	(53,437)
Net cash used in operating activities	(306,801)	(188,883)	(3,097,083)

Cash flows from investing activities:
Purchase of fixed assets	(1,300)	-	(137,354)
Net cash used in investing activities	(1,300)	-	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
			November 1, 2005
			through
	January 31,		January 31, 2009
	2009	2008	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(11,000)	-	(1,073,000)
Proceeds from issuance of convertible debentures	200,000	-	690,000
Costs and fees related to issuance of convertible debentures	-	-	(97,800)
Proceeds from issuance of notes payable to a related party	150,000	25,000	786,800
Proceeds from issuance of common stock, net	-	60,000	1,765,294
Net cash provided by financing activities	339,000	85,000	2,071,294

Net change in cash	30,899	(103,883)	(1,163,144)

Cash at beginning of period	1,255	127,027	1,195,298

Cash at end of period	$32,154	$23,144	$32,154

Supplemental Disclosure of Cash Flow Information

Interest paid	$707	$713	$4,238
Income taxes paid	$1,600	$800	$15,440

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$116,667	$-

Conversion of notes payable, majority stockholder, to shares of common stock	$400,000	$-

Conversion of other notes payable to shares of common stock	$30,000	$-

Issuance of common stock in payment of liabilities	$128,996	$-

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of January 31, 2009, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2009.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2009 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2008, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 9, 2009.

3.	Related Party Transactions

Conversion of Debt

On December 1, 2008, the Company’s Chairman and Chief Executive Officer, Michael W. Brennan converted $57,000 in principal loans and $5,148 in accrued interest into common stock.  At the same time, Mr. Brennan converted $66,848 in accrued fees and expenses into common stock at a fair market value of approximately $0.10 per share.  Mr. Brennan received a total of 1,250,000 shares of common stock pursuant to the conversion.

On December 15, 2008, the Company’s majority shareholder, Anthony M. Frank, converted $400,000 in principal loans into 8,783,416 shares of common stock at $0.456 per share.   Mr. Frank forgave $39,746 in interest accrued on the loans.

See also Note 5 – “Convertible Debentures.

4.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2008 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2008. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

Share-based compensation costs for stock options issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $747 on options and warrants granted in prior periods that vested during the three months ended January 31, 2009.

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “Plan”), for officers, directors, employees, consultants, and advisors of the Company. The Plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The Plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator.  The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than 5 years. Non-qualified stock options may not be granted for more than ten years. The vesting periods for both Incentive stock options and Non-qualified stock options are determined by the administrator at or after the date of grant.  As of the fiscal year ended October 31, 2008, all of the options available for issuance under the Plan have been granted.

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

The following table summarizes information about options granted under the Company’s equity compensation plans and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	4,160,000	$0.16	3.0	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2009	4,160,000	$0.16	2.7	$—

Summary information about the Company’s options outstanding at January 31, 2009 is set forth in the table below.  Options outstanding at January 31, 2009 expire between August 2009 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2008	Weighted Average Exercise Price
$ 0.10 - $0.30	4,100,000	2.7	$0.16	4,050,000	$0.15
$ 0.78	50,000	1.5	$0.78	50,000	$0.78
$ 0.94	10,000	0.5	$0.94	10,000	$0.94
TOTAL:	4,160,000			4,110,000

Total estimated unrecognized compensation from unvested stock options as of January 31, 2009 was approximately $6,500 which is expected to be recognized over a weighted average period of approximately 2.0 years.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

5.	Convertible Debentures

Divine Capital Markets

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April  and October 2008, the Company sold a total of $460,000 in such debentures through the Agreement.  The debentures bear 6% annual interest and mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.  The Company paid a total of $81,600 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The intrinsic value of the beneficial conversion feature was determined to be $153,333and is being amortized over the three-year life of the loans.  We also incurred fees and expenses to obtain the loans in the amount of $337,800, included the value of the common shares issued to the Placement Agent, which is also being expensed over the life of the loans.   During the three months ended January 31, 2009, the Company had expensed $52,600 in such fees and expenses.

In December 2008 and January 2009, a total of $30,000 in convertible debentures were converted into common stock at the option of the holders.  See Note 7 – “Securities Transactions.”

Anthony M. Frank

In December 2008, the Company authorized a private offering to sell up to $2,500,000 in convertible debentures.  On December 15, 2008, the Company entered into a Securities Purchase Agreement with Anthony M. Frank to purchase $300,000 of the convertible debentures.  The Company received two of three monthly $100,000 payments on December 18, 2008 and January 16, 2009.  The remaining $100,000 was received in February 2009.  The debentures bear 10% annual interest and as of January 31, 2009, the Company had expensed $1,616 in accrued interest.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold.  The debentures are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 80% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.

The intrinsic value of the beneficial conversion feature for the debentures sold as of January 31, 2009, was determined to be $116,667 and is being amortized over the three-year life of the loans.

On February 27, 2009, Mr. Frank elected to convert all of the above $300,000 in debentures, plus $3,288 in interest accrued thereon, into common stock at $0.0096 per share.  He received a total of 31,592,467 shares upon the conversion.

6.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the three months ended January 31, 2009 and 2008 was $1,617 and $1,749, respectively.

7.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the three months ended January 31, 2009, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.012 to $0.04 per share.  The aggregate fair market value of the shares was determined to be $3,375

The Company issued 75,000 shares of common stock to a consultant of the Company, during the three months ended January 31, 2009 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.012 to $0.04 per share, with an aggregate fair market value of $1,688.

Common Stock Issued in Cancellation of Debt

On December 1, 2008, Michael Brennan converted a total of $128,996 in accrued loans, interest, fees and expenses into 1,250,000 shares of common stock.

Mr. Anthony M. Frank converted $400,000 in principal loans into 8,783,416 shares of common stock on December 15, 2008.

See also Note 3 – “Related Party Transactions.”

Common Stock Issued for Convertible Debentures

On December 15, 2008, the Company issued 1,169,589 shares of common stock upon the conversion of $15,000 in principal debentures sold through Divine Capital Markets during fiscal 2008.  The conversion price on the transaction date was $0.128 per share.

On January 28, 2009, an additional $15,000 in principal debentures sold through Divine Capital was converted at $0.009 per share into 1,666,665 shares of common stock.

See also Note 8 – “Subsequent Events.”

8.	Subsequent Events

In accordance with his consulting arrangement, on February 28, 2009, the Company issued 50,000 shares of common stock to our Chief Executive Officer, Michael Brennan, at a fair market value of $0.017650 per share.  An additional 25,000 shares of common stock at the same fair market value were also issued on February 28, 2009 to a consultant of the Company pursuant to a consulting arrangement.

On February 5, 2009, Board member and Chief Financial Officer, Victor A. Hollander, converted a total of $19,329 in fees and expenses into 1,257,189 shares of common stock at the rate of $0.015375 per share.

A consultant to the Company converted $6,319 in accrued fees and expenses into 410,962 shares of common stock on February 5, 2009.

On February 5, 2009, the Company’s Board of Directors authorized the issuance of 12 million shares of common stock and options to purchase 2 million shares of common stock to various officers, directors, employees and consultants to the Company for services rendered.  The fair market value of the shares and options was determined to be $210,458 and will be expensed as of the grant date.

On February 17, 2009, we received the third installment of $100,000 from the Company’s majority shareholder on the purchase of convertible debentures commenced in December 2008.  On February 27, 2009, all of the $300,000 in debentures were converted into common stock.  See Note 5 – “Convertible Debentures – Anthony M. Frank.”

On February 18, 2009, $20,000 in principal debentures sold through Divine Capital were converted into 2,222,220 shares of common stock at $0.009 per share.

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

Results of Operations

References to fiscal 2009 and fiscal 2008 are for the three months ended January 31, 2009 and 2008, respectively.

The Company had no sales revenue during the three months ended January 31, 2009.

Research and development expenses for the three month period ended January 31, 2009 decreased by $37,638 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects a reduction in salaries and a decrease in the expense of issuing common stock in partial payment for consulting services.  This decrease was partially offset by an increase in temporary labor expense during the current period.

Sales, general and administrative expenses increased by $57,423 for the three months ended January 31, 2009 compared to the prior year period.  The increase relates to an increase in monthly fees paid to the Company’s Chief Executive Officer commencing in November 2008.

The Company realized no interest income during the three months ended January 31, 2009 as investment capital was utilized to sustain operations.  Interest expense for the three months ended January 31, 2009 increased by $62,670 compared to the prior period.   The increase reflects the costs associated with the issuance of convertible debentures during fiscal 2008 and the first three months of fiscal 2009.

Components of other expense, other than interest, decreased by $40,887 for the three months ended January 31, 2009, compared to the prior year period primarily reflecting the gain realized by the Company on the forgiveness by our majority shareholder of $39,746 in accrued interest notes payable converted to common stock.

We recorded the minimum state income tax provision in fiscal 2009 and 2008 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2009, we had working capital deficit of $233,463. This represents a working capital increase of $387,103 compared to that reported at October 31, 2008. The increase primarily resulted from the conversion of notes payable into common stock by related parties.

Our primary source of cash during the three months ended January 31, 2009 has been from the sale of $200,000 in convertible debentures and a $150,000 loan from our majority shareholder.

Of the cash received during fiscal 2009, approximately $13,000 was utilized to repay loans and purchase inventories and capital equipment.  Management estimates that it required working capital approximating $85,300 per month to maintain operations during fiscal 2009, compared to the approximate $60,350 per month expended during fiscal 2008.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2008 which raises substantial doubt about our ability to continue as a going concern.

We are in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner.  To that end we are in the process of promoting a $2.5 million private placement offering of the Company’s securities and are negotiating with an investment banking firm to assist in the placement of these securities.  We also have entered into a preliminary arrangement with the same investment banking firm to underwrite a $5 million public offering of common stock during the latter part of fiscal 2009.  We have engaged the services of a consultant to provide investment banking and financial public relations services to expand and further this strategy.  Moreover, we are in the process of gaining certification of the MIT System and expect to introduce the System to market within the next two months.  In September 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, Vietnam, Laos, Cambodia, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in this fiscal year.

In the opinion of management, available funds and funds anticipated from forthcoming equity are expected to satisfy our working capital requirements through mid-2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Between November 1, 2008 and January 31, 2009, the Company issued a total of 150,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.012 to $0.04 per share, for an aggregate compensation expense of $3,375 as of the three months ended January 31, 2009.

Also between November 1, 2008 and January 31, 2009, the Company issued a total of 75,000 common shares to a consultant pursuant to an consulting arrangement.  Such shares were issued at prices ranging from $0.012 to $0.04 per share and were expensed at a total cost of $1,688 as of January 31, 2009.

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

An additional $15,000 in principal debentures were converted on January 28, 2009 into 1,666,665 shares of common stock.

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

Da Dated: March 5, 2009	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)