Form 10-Q
period 2009-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2009-06-17
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2009

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

At June 9, 2009, 102,037,761 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

April 30,
2009
ASSETS
Current assets:
Cash	$2,703
Inventories	98,497
Prepaid expenses	11,799
Total current assets	112,999

Fixed assets, net	59,540

Unamortized prepaid costs and fees related to issuance of convertible debentures	23,973

Total assets	$196,512

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$533,000
Trade accounts payable	255,228
Accounts payable to officers and directors	83,148
Accrued payroll	45,998
Other accrued expenses	65,442
Total current liabilities	982,816

Long term liabilities:
Convertible debentures	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2009.	26,000
Total long term liabilities	101,000

Total liabilities	1,083,816

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 101,462,761 shares issued and outstanding at April 30, 2009.	1,014,628
Additional paid-in capital	35,786,971
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(9,879,702)
Total stockholders' deficit	(887,304)
Total liabilities and stockholders' (deficit)	$196,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,		Cumulative period From November 1, 2005 through April 30, 2009
	2009	2008	2009	2008	(Unaudited)

Sales	$-	$-	$-	$-	$40,000
Cost of Sales	-	-	-	-	18,916

Gross profit					21,084

Operating costs and expenses:
Research and development	237,074	388,607	475,223	664,394	3,158,000
Sales, general and administrative	291,352	223,660	430,293	305,178	3,449,860

Total operating expenses	528,426	612,267	905,516	969,572	6,607,860

Loss from operations	(528,426)	(612,267)	(905,516)	(969,572)	(6,586,776)

Other income (expense):
Interest income	-	17	-	120	11,352
Interest expense	(640,541)	(14,362)	(711,506)	(22,657)	(3,312,002)
Other income (expense), net	-	(2,258)	39,746	(3,399)	14,124
Other income (expense), net	(640,541)	(16,603)	(671,760)	(25,936)	(3,286,526)

Loss from continuing operations:
Before provision for income tax	(1,168,967)	(628,870)	(1,577,276)	(995,508)	(9,873,302)
Provision for income tax	-	-	(1,600)	(1,600)	(6,400)

Net loss	$(1,168,967)	$(628,870)	$(1,578,876)	$(997,108)	$(9,879,702)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Shares used in computing net loss per share, basic and diluted	90,813,278	33,837,725	73,118,956	33,182,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Six months ended		through
	April 30,		April 30, 2009
	2009	2008	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,578,876)	$(997,108)	$(9,879,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,895	13,644	84,297
Amortization of costs and fees related to convertible debentures	684,740	4,774	765,160
Common stock issued for services	105,448	-	550,198
Common stock issued to officers and directors for services	100,123	385,500	1,941,248
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	150	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	12,000	229,565
Common stock issued to former licensee	-	-	41,319
	-	-	20,478
Non-cash compensation for stock options and warrants	26,705	14,798	489,475
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	588	13,792
Inventories	-	-	(98,497)
Increase (decrease) in liabilities:
Trade accounts payable	61,088	87,672	130,852
Accounts payable to officers and directors	85,228	51,991	137,602
Accrued payroll and other expenses	(9,603)	15,832	(35,400)
Net cash used in operating activities	(511,252)	(410,159)	(3,301,534)

Cash flows from investing activities:
Purchase of fixed assets	(1,300)	-	(137,354)
Net cash used in investing activities	(1,300)	-	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
			November 1, 2005
			through
	April 30,		April 30, 2009
	2009	2008	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(11,000)	(35,000)	(1,073,000)
Proceeds from issuance of convertible debentures	375,000	305,000	865,000
Costs and fees related to issuance of convertible debentures	-	(69,900)	(97,800)
Proceeds from issuance of notes payable to a related party	150,000	130,000	786,800
Proceeds from issuance of common stock, net	-	120,000	1,765,294
Net cash provided by financing activities	514,000	450,100	2,246,294

Net change in cash	1,448	39,941	(1,192,595)

Cash at beginning of period	1,255	127,027	1,195,298

Cash at end of period	$2,703	$166,968	$2,703

Supplemental Disclosure of Cash Flow Information

Interest paid	$707	$8,868	$4,238
Income taxes paid	$1,600	$1,600	$15,440

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$175,000	$101,667

Common stock issued as commission for convertible debentures	$-	$240,000

Conversion of notes payable, majority stockholder, to shares of common stock	$400,000	$-

Conversion of other notes payable to shares of common stock	$350,000	$-

Issuance of common stock in payment of liabilities	$158,014	$-

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of April 30, 2009, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2009.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2009 and results of operations for the periods presented.

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

On February 5, 2009, the Company’s Chief Financial Officer and member of the Board of Directors, Victor A. Hollander, converted $19,329 in accrued fees and expenses into 1,257,189 shares of common stock at $0.015 per share.

See also Note 5 – “Convertible Debentures” and Note 8 – “Subsequent Events.”

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

The Company recognized share-based compensation expense of $747 on options and warrants granted in prior periods that vested during the six months ended April 30, 2009.  The Company expensed an additional $25,958 for options granted to employees in February 2009.

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

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company granted 2,250,000 options under the Plan during the fiscal year ended October 31, 2008.  In May 2009, the Company granted 500,000 under the Plan to Michael Brennan.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	4,160,000	$0.16	3.0	$—
Granted	2,000,000	0.02	4.8	134,040
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at April 30, 2009	6,160,000	$0.11	3.2	$134,040

Summary information about the Company’s options outstanding at April 30, 2009 is set forth in the table below.  Options outstanding at April 30, 2009 expire between August 2009 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2009	Weighted Average Exercise Price
$ 0.10 - $0.30	6,100,000	3.2	$0.11	6,050,000	$0.17
$ 0.78	50,000	1.3	$0.78	50,000	$0.78
$ 0.94	10,000	0.3	$0.94	10,000	$0.94
TOTAL:	6,160,000			6,110,000

Total estimated unrecognized compensation from unvested stock options as of April 30, 2009 was approximately $6,500 which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. An entity should apply the requirements of this statement to interim or annual financial period ending after June 15, 2009. This statement should not result in significant change in the subsequent events that an entity reports.

5.	Convertible Debentures

Divine Capital Markets

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April  and October 2008, the Company sold a total of $460,000 in such debentures through the Agreement.  The debentures bear 6% annual interest and mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.  The Company paid a total of $81,600 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The intrinsic value of the beneficial conversion feature was determined to be $153,333and is being amortized over the three-year life of the loans.  We also incurred fees and expenses to obtain the loans in the amount of $337,800, included the value of the common shares issued to the Placement Agent, which is also being expensed over the life of the loans.   During the six months ended April 30, 2009, the Company had expensed $52,600 in such fees and expenses.

Between December 18, 2008 and February 18, 2009, a total of $50,000 in convertible debentures was converted into common stock at the option of the holders.  See Note 7 – “Securities Transactions.”

On April 9, 2009, Divine issued a notice of default for the Company’s failure to issue 2,424,240 shares of common stock upon the conversion of $20,000 in principal debentures submitted on March 26, 2009.  In May 2009, Divine filed a legal action in the New York Supreme Court seeking, among other things, an order by the court to issue the shares in question.  Although the Company believes that Divine was not entitled to convert the debentures in question, we have applied the default terms of the debentures, increasing the interest rate on the debentures to 18% and recorded a 30% increase in the remaining principal debentures as interest expense.  In addition, all of the remaining fees and expenses relating to the debentures and their beneficial conversion feature have been fully amortized as of April 30, 2009.

See Part II, Item 1 – “Legal Proceedings.”

Anthony M. Frank

In December 2008, the Company authorized a private offering to sell up to $2,500,000 in convertible debentures.  On December 15, 2008, the Company entered into a Securities Purchase Agreement with Anthony M. Frank to purchase $300,000 of the convertible debentures, the payment for which the Company received Between December 18, 2008 and February 17, 2009.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold.  The debentures are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 80% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.

On February 27, 2009, Mr. Frank elected to convert all of the above $300,000 in debentures, plus $3,288 in interest accrued thereon, into common stock at $0.0096 per share.  He received a total of 31,592,467 shares upon the conversion.  The intrinsic value of the beneficial conversion feature for the debentures purchased by Mr. Frank was determined to be $116,667 and was fully amortized when the debentures were converted in February 2009.

On March 16, 2009, Mr. Frank purchased an additional $75,000 debenture for which the Company has expensed $925 in accrued interest as of April 20, 2009.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.

See also Note 8 – “Subsequent Events.”

6.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the six months ended April 30, 2009 and 2008 was $2,840 and $3,216, respectively.

7.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the six months ended April 30, 2009, pursuant to his compensation arrangement, the Company issued 300,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.012 to $0.05 per share.  The aggregate fair market value of the shares was determined to be $7,875.

The Company issued 150,000 shares of common stock to a consultant of the Company, during the six months ended April 30, 2009 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.012 to $0.05 per share, with an aggregate fair market value of $3,938.

On February 5, 2009, the Company’s Board of Directors authorized the issuance of 12 million shares of common stock and options to purchase 2 million shares of common stock to various officers, directors, employees and consultants to the Company for services rendered.  The fair market value of the shares and options was determined to be $210,458 and was expensed as of the grant date.

On April 1, 2009, the Company issued 175,000 shares of common stock, valued at $9,262, in payment for services rendered in 2008 by a former securities placement agent.

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

On April 1, 2009, the Company issued 175,000 shares of common stock in payment for services rendered by a financial consulting firm in 2008.  The fair market value of the shares was determined to be $9,262, or $0.05 per share.

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

On February 17, 2009, we received the third installment of $100,000 from the Company’s majority shareholder on the purchase of convertible debentures commenced in December 2008.  On February 27, 2009, all of the $300,000 in debentures was converted into common stock.  See Note 5 – “Convertible Debentures – Anthony M. Frank.”

On February 18, 2009, $20,000 in principal debentures sold through Divine Capital was converted into 2,222,220 shares of common stock at $0.009 per share.

See also Note 8 – “Subsequent Events.”

8.	Subsequent Events

On May 1, 2009, the Company issued 500,000 shares of common stock to Chief Executive Officer, Michael Brennan, for additional services rendered in efforts to secure financing on behalf of the Company.  The shares were issued under the Company’s 2009 Employee Benefit Plan.

On May 1, 2009, for consulting services rendered, the Company granted a non-affiliated consultant a three-year warrant to purchase 500,000 shares of common stock at $0.03 per share.

In accordance with his consulting arrangement, on May 31, 2009, the Company issued 50,000 shares of common stock to our Chief Executive Officer, Michael Brennan, at a fair market value of $0.088 per share.  An additional 25,000 shares of common stock at the same fair market value were also issued on May 31, 2009 to a consultant of the Company pursuant to a consulting arrangement.

On June 9, 2009, Director and the Company’s Chief Executive Officer, Michael W. Brennan, loaned the Company $75,000 for operations.  The loan bears annual interest at 6% and is payable on demand.

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

Results of Operations

References to fiscal 2009 and fiscal 2008 are for the three and six month periods ended April 30, 2009 and 2008, respectively.

The Company had no sales revenue during the six months ended April 30, 2009.

Research and development expenses for the three and month periods ended April 30, 2009 decreased by $151,533 and $189,171, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects a reduction in salaries and a decrease in the expense of issuing common stock in partial payment for consulting services.  This decrease was partially offset by an increase in temporary labor expense during the current period.

Sales, general and administrative expenses increased by $67,692 and $125,115 for the three and six months ended April 30, 2009 compared to the prior year period.  The increase relates to an increase consulting expenses and in monthly fees paid to the Company’s Chief Executive Officer commencing in November 2008.

The Company realized no interest income during the six months ended April 30, 2009 as investment capital was utilized to sustain operations.  Interest expense for the six months ended April 30, 2009 increased by $688,849 compared to the prior period.   The increase reflects the costs associated with the issuance of convertible debentures during fiscal 2008 and the first six months of fiscal 2009, the majority of which was expensed in the second quarter of fiscal 2009 as the debt was converted into common stock.

Components of other income, other than interest, increased by $43,145 for the six months ended April 30, 2009, compared to the prior year period primarily reflecting the gain realized by the Company on the forgiveness by our majority shareholder of $39,746 in accrued interest on loans converted to common stock.

We recorded the minimum state income tax provision in fiscal 2009 and 2008 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2009, we had working capital deficit of $869,817. This represents a working capital decrease of $249,251 compared to that reported at October 31, 2008. The decrease primarily resulted from fully amortizing the costs and expenses related to debentures which were converted during the period as well as the remaining costs and expenses  related to the Divine debentures which have been reclassified to current debt.

Our primary source of cash during the six months ended April 30, 2009 has been from the sale of $375,000 in convertible debentures and a $150,000 loan from our majority shareholder.

Of the cash received during fiscal 2009, approximately $13,000 was utilized to repay loans and purchase inventories and capital equipment.  Management estimates that it required working capital approximating $71,800 per month to maintain operations during fiscal 2009, compared to the approximate $60,350 per month expended during fiscal 2008.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 11, 2009, Divine Capital Markets, LLC and a group of investors (collectively, “Plaintiffs”) filed a civil action against the Company and several of its officers and directors (collectively, the “Company”) in the New York Supreme Court, New York County.  Plaintiffs alleged breach of contract and unjust enrichment by the Company, as well as fraud, tortious interference with a contractual relationship and breach of fiduciary duty by the Company’s officers and directors.  The lawsuit alleges that the Company breached certain conversion provisions of secured convertible debentures purchased by investors during 2008.

On May 12, 2009, before the Company had been able to retain New York counsel, Plaintiffs appeared in court and obtained a temporary restraining order, which barred the Company from using or assigning any of its patents pending a hearing scheduled for May 19.  Divine also filed a motion for preliminary injunctive relief seeking an order: (i) compelling the Company to cease and desist any and all use of several patents;  (ii) permitting plaintiffs to sell or otherwise dispose of the patents;  (iii) compelling the Company to immediately issue the 2,424,240 shares to several investors; and (iv) compelling the Company to issue all shares covered by the convertible debenture agreement.

The Company opposed Divine's motion.  On May 19, at the conclusion of oral argument on Plaintiffs’ motion, Justice Richard B. Lowe, III ruled in the Company’s favor.  Justice Lowe vacated the temporary restraining order and denied plaintiffs’ motion for a preliminary injunction in full.

The Company believes that Divine was not entitled to convert the debentures in question and intends to vigorously defend this matter as the lawsuit proceeds.

Item 2.	Changes in Securities

Between November 1, 2008 and April 30, 2009, the Company issued a total of 300,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.012 to $0.05 per share, for an aggregate compensation expense of $7,875 as of the six months ended April 30, 2009.

Also between November 1, 2008 and April 30, 2009, the Company issued a total of 150,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.012 to $0.05 per share and were expensed at a total cost of $3,938 as of April 30, 2009.

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

On February 5, 2009, the Company granted a total of 12 million shares of common stock to various officers, directors and consultants to the Company for services rendered.

On February 5, 2009, a member of the Board of Directors, Victor Hollander, converted $19,329 in accrued fees and expenses into 1,257,189 shares of common stock.

Also on February 5, 2009, a consultant to the Company converted $6,319 in unpaid fees and expenses into 410,962 shares of common stock.

On February 18, 2009, an additional $20,000 in debentures were converted into 2,222,220 shares of common stock.

On February 27, 2009, our largest shareholder converted $300,000 in principal debentures and $3,370 in accrued interest into 31,592,467 shares of common stock.

On April 1, 2009, the Company issued 175,000 shares of common stock in payment for services rendered in 2008 by a previous selling agent in conjunction with a private offering of the Company’s securities.

Items 3 through 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *

* Filed herewith

(b)	Reports on Form 8-K.

On April 10, 2009, the Company filed Form 8-K to report the cessation of further conversions and the declaration by Divine Capital of the Company’s default under the conversion provisions of certain secured convertible debentures.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2009	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)