Form 10-Q
period 2009-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2009-09-21
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended July 31, 2009

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

At September 16, 2009, 118,272,758 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

July 31,
2009
ASSETS
Current assets:
Cash	$8,256
Inventories	98,497
Prepaid expenses	15,694
Total current assets	122,447

Fixed assets, net	52,555

Unamortized prepaid costs and fees related to issuance of convertible debentures	21,872

Total assets	$196,874

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Convertible debentures	$533,000
Notes payable to stockholder	155,000
Trade accounts payable	259,429
Accounts payable to officers and directors	132,539
Accrued payroll	50,342
Other accrued expenses	87,264
Total current liabilities	1,217,574

Long term liabilities:
Convertible debentures	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000shares authorized, issued and outstanding at July 31, 2009.	26,000
Total long term liabilities	101,000

Total liabilities	1,318,574

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 112,297,761 shares issued and outstanding at July 31, 2009.	1,122,978
Additional paid-in capital	37,055,770
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(11,491,247)
Total stockholders' deficit	(1,121,700)
Total liabilities and stockholders' (deficit)	$196,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Nine months ended		through
	July 31,		July 31,		April 30, 2009
	2009	2008	2009	2008	(Unaudited)

Sales	$-	$-	$-	$-	$40,000
Cost of Sales	-	-	-	-	18,916

Gross profit	-	-	-	-	21,084

Operating costs and expenses:
Research and development	328,797	111,093	804,020	775,487	3,486,797
Sales, general and administrative	1,256,041	526,590	1,686,334	831,768	4,705,901

Total operating expenses	1,584,838	637,683	2,490,354	1,607,255	8,192,698

Loss from operations	(1,584,838)	(637,683)	(2,490,354)	(1,607,255)	(8,171,614)

Other income (expense):
Interest income	-	39	-	159	11,352
Interest expense	(24,989)	(51,432)	(736,495)	(74,089)	(3,336,991)
Other income (expense), net	(1,718)	(1)	38,028	(3,400)	12,406
Other income (expense), net	(26,707)	(51,394)	(698,467)	(77,330)	(3,313,233)

Loss from continuing operations:
Before provision for income tax	(1,611,545)	(689,077)	(3,188,821)	(1,684,585)	(11,484,847)
Provision for income tax	-	-	(1,600)	(1,600)	(6,400)

Net loss	$(1,611,545)	$(689,077)	$(3,190,421)	$(1,686,185)	$(11,491,247)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Shares used in computing net loss per
share, basic and diluted	104,942,541	36,794,715	80,653,058	33,926,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Nine months ended		through
	July 31,		July 31, 2009
	2009	2008	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,190,421)	$(1,686,185)	$(11,491,247)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	20,880	20,633	91,282
Amortization of costs and fees related to convertible debentures	686,841	41,118	767,261
Common stock issued for services	827,065	348,750	1,271,815
Common stock issued to officers and directors for services	610,735	438,000	2,451,860
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	150	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	229,565
Common stock issued to former licensee	-	-	41,319
	-	-	20,478
Non-cash compensation for stock options and warrants	71,625	14,798	534,395
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	(3,895)	588	9,897
Inventories	-	(27,632)	(98,497)
Increase (decrease) in liabilities:
Trade accounts payable	65,289	84,713	135,053
Accounts payable to officers and directors	134,619	92,907	186,993
Accrued payroll and other expenses	16,563	30,578	(9,234)
Net cash used in operating activities	(760,699)	(641,582)	(3,550,981)

Cash flows from investing activities:
Purchase of fixed assets	(1,300)	(4,655)	(137,354)
Net cash used in investing activities	(1,300)	(4,655)	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Nine months ended		through
	July 31,		July 31, 2009
	2009	2008	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(11,000)	(21,726)	(1,073,000)
Proceeds from issuance of convertible debentures	375,000	395,000	865,000
Costs and fees related to issuance of convertible debentures	-	(86,100)	(97,800)
Proceeds from issuance of notes payable to a related party	305,000	130,000	941,800
Proceeds from issuance of common stock, net	100,000	120,000	1,865,294
Net cash provided by financing activities	769,000	537,174	2,501,294

Net change in cash	7,001	(109,063)	(1,187,042)

Cash at beginning of period	1,255	127,027	1,195,298

Cash at end of period	$8,256	$17,964	$8,256

Supplemental Disclosure of Cash Flow Information

Interest paid	$707	$868	$4,238
Income taxes paid	$1,600	$1,600	$15,440

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$175,000	$-

Prepaid costs and fees related to beneficial
conversion feature of convertible debentures	$-	$131,667

Common stock issued as commission for convertible debentures	$-	$240,000

Conversion of notes payable to a director
to shares of common stock	$-	$20,274

Conversion of notes payable, majority stockholder,
to shares of common stock	$400,000	$-

Conversion of other notes payable to shares of common stock	$350,000	$-

Issuance of common stock in payment of liabilities	$158,014	$167,068

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of July 31, 2009, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2009.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2009 and results of operations for the periods presented.

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

Loans

During May and June, 2009, Director and the Company’s Chief Executive Officer, Michael W. Brennan, loaned the Company a total of $155,000 for operations.  See also Note 6 – “Notes Payable”

Conversion of Debt

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

See also Note 5 – “Convertible Debentures” and Note 9 – “Subsequent Events.”

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

The Company recognized share-based compensation expense of $747 on options and warrants granted in prior periods that vested during the nine months ended July 31, 2009.  The Company expensed an additional $25,958 for options granted to employees in February 2009.

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

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan (“Stock Plan”) effective May 2, 2008.  Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors.   The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company.   An additional two (2) million shares of common stock were issued to a consultant of the Company in June 2009 for services rendered.

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company granted 2,250,000 options under the Plan during the fiscal year ended October 31, 2008.  In May 2009, the Company granted 500,000 shares, valued at $28,088, under the Plan to Michael Brennan.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	4,160,000	$0.16	3.0	$—
Granted	2,000,000	0.02	4.8	254,040
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at July 31, 2009	6,160,000	$0.12	3.0	$254,040

Summary information about the Company’s options outstanding at July 31, 2009 is set forth in the table below.  Options outstanding at July 31, 2009 expire between August 2009 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2009	Weighted Average Exercise Price
$ 0.10 - $0.30	6,100,000	3.0	$0.11	6,050,000	$0.17
$ 0.78	50,000	1.0	$0.78	50,000	$0.78
$ 0.94	10,000	0.0	$0.94	10,000	$0.94
TOTAL:	6,160,000			6,110,000

Total estimated unrecognized compensation from unvested stock options as of July 31, 2009 was approximately $6,500 which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. Accordingly, the Company has evaluated subsequent events through September 16, 2009, which is the date these financial statements were issued.

On June 12, 2009, the Financial Accounting Standards Board issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  This statement eliminates the concept of qualifying special-purpose entities (“QSEPs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, SFAS No. 166 modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, and all interim periods within those fiscal years.  Management does not expect the implementation of SFAS 166 to have a material effect on the Company’s financial statements.

Also issued by the FASB on June 12, 2009 was SFAS No. 167, “Amendments to FASB Interpretation No. 46®,” that modifies the approach and increases the frequency for assessing whether a Variable Interest Entity must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  SFAS 167 removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, and all interim periods within those fiscal years.  Earlier adoption is prohibited.  Management does not expect the implementation of SFAS 166 to have a material effect on the Company’s financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” to supersede the existing U.S. GAAP hierarchy and establish the FASB Accounting Standards CodificationTM (the “FASB Codification”) as the sole source of authoritative non-governmental U.S. GAAP.  The FASB Codification does not change existing U.S. GAAP guidance but instead provides a consistent organizational structure to simplify user access to its contents.  Hereafter, the FASB will not issue new authoritative standards in the form of Statements, FSPs or EITF abstracts, but will update the FASB Codification.  The FASB Codification does not replace or affect guidance issued by the SEC or its staff for public entities’ filings with the SEC.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, beginning with the Company’s annual report for the year ending October 31, 2009, citings of authoritative accounting guidance made in the financial statements of the Company will reference the appropriate subjects or sections of the FASB Codification.

5.	Convertible Debentures

Divine Capital Markets

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which is acting as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April  and October 2008, the Company sold a total of $460,000 in such debentures through the Agreement.  The debentures bear 6% annual interest and mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures are secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before nine months at 120% of the principal value, plus interest; or 2) if after nine months, at 131% of principal, plus interest.  The Company paid a total of $97,800 in cash fees, expenses and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The intrinsic value of the beneficial conversion feature was determined to be $153,333.  Consequently, the Company incurred a total of $491,133 in fees and expenses to obtain the loans.

Between December 18, 2008 and February 18, 2009, a total of $50,000 in convertible debentures was converted into common stock at the option of the holders.  See Note 8– “Securities Transactions.”

On April 9, 2009, Divine issued a notice of default for the Company’s failure to issue 2,424,240 shares of common stock upon the conversion of $20,000 in principal debentures submitted on March 26, 2009.  In May 2009, Divine filed a legal action in the New York Supreme Court seeking, among other things, an order by the court to issue the shares in question.  Although the Company believes that Divine was not entitled to convert the debentures in question, we have applied the default terms of the debentures, increasing the interest rate on the debentures to 18% and recorded a 30% increase in the remaining principal debentures as interest expense.  In addition, all of remaining fees and expenses relating to the debentures and their beneficial conversion feature were fully amortized as of July 31, 2009.

In August, 2009, the parties to the lawsuit reached a settlement of all claims.  See Note 9 – “Subsequent Events.”

Anthony M. Frank

In December 2008, the Company authorized a private offering to sell up to $2,500,000 in convertible debentures.  On December 15, 2008, the Company entered into a Securities Purchase Agreement with Anthony M. Frank to purchase $300,000 of the convertible debentures, the payment for which the Company received Between December 18, 2008 and February 17, 2009.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold.  The debentures are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 80% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before nine months at 120% of the principal value, plus interest; or 2) if after nine months, at 131% of principal, plus interest.

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

On March 16, 2009, Mr. Frank purchased an additional $75,000 debenture for which the Company has expensed $2,815 in accrued interest as of July 31, 2009.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.

See also Note 9– “Subsequent Events.”

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $155,000 from its Chief Executive Officer, Michael W. Brennan.  The loans are due upon demand and accrue interest at the rate of 6% per annum.  The Company has recorded $1,270 in interest expense as of July 31, 2009.

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the nine months ended July 31, 2009 and 2008 was $4,062 and $4,683, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the nine months ended July 31, 2009, pursuant to his compensation arrangement, the Company issued 450,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.012 to $0.152 per share.  The aggregate fair market value of the shares was determined to be $26,873.

The Company issued 225,000 shares of common stock to a consultant of the Company, during the nine months ended July 31, 2009 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.012 to $0.152 per share, with an aggregate fair market value of $13,436.

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

On May 1, 2009, the Company issued 500,000 shares of common stock to Chief Executive Officer, Michael Brennan, for additional services rendered in efforts to secure financing on behalf of the Company.  The shares were issued under the Company’s 2009 Employee Benefit Plan.  The fair market value was determined to be $0.056 per share, or an aggregate of $28,088 on the issuance.

The Company issued 2 million shares of common stock on June 12, 2009 to a consultant for services rendered.  The value of the shares, $233,000, was recorded as a consulting expense.

On July 16, 2009, the Company’s Board of Directors authorized the issuance of 6,100,000shares of common stock to various officers, directors, employees and consultants to the Company for services rendered.  The fair market value of the shares was determined to be $942,450 and was expensed as of the grant date.

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

A consultant to the Company converted $6,319 in accrued fees and expenses into 420,962 shares of common stock on February 5, 2009.

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

See also Note 9 – “Subsequent Events.”

Warrants to Purchase Common Stock issued to Consultants

On May 1, 2009, for consulting services rendered, the Company granted a non-affiliated consultant a three-year warrant to purchase 500,000 shares of common stock at $0.03 per share and recorded a consulting expense of $44,920.

9.	Subsequent Events

In accordance with his consulting arrangement, on August 31, 2009, the Company issued 50,000 shares of common stock to our Chief Executive Officer, Michael Brennan, at a fair market value of $0.11 per share.  An additional 25,000 shares of common stock at the same fair market value were also issued on August 31, 2009 to a consultant of the Company pursuant to a consulting arrangement.

On September 8, 2009, the Board of Directors approved a settlement of the May 2009 litigation brought by purchasers of the Company’s convertible debentures whereby the Company will issue 5,889,997 shares of unrestricted common stock to the debenture holders in full satisfaction of all claims.  The settlement is scheduled to become effective by the end of September 2009.

Subsequent events have been evaluated through September 16, 2009, which is the date these condensed consolidated financial statements were issued.

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

Results of Operations

References to fiscal 2009 and fiscal 2008 are for the three and nine month periods ended July 31, 2009 and 2008, respectively.

The Company had no sales revenue during the nine months ended July 31, 2009.

Research and development expenses for the three and nine month periods ended July 31, 2009 increased by $217,704 and $28,533, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase reflects a greater consulting and temporary labor expenses during the current period, as well as modest increases in advertising expenditures.  The increase also reflects the cost of issuing options to employees during the current period.

Sales, general and administrative expenses increased by $729,451 and $854,566 for the three and nine months ended July 31, 2009 compared to the prior year period.  The increase relates to $45,000 in legal expenses incurred in litigation defense and reflects a $790,000 increase in consulting expenses a significant portion of which reflectsthe value of options and common stock issued as compensation during the current period.

The Company realized no interest income during the nine months ended July 31, 2009 as investment capital was utilized to sustain operations.  Interest expense for the nine months ended July 31, 2009 increased by $662,406 compared to the prior period.   The increase reflects the costs associated with the issuance of convertible debentures during fiscal 2008 and the first three months of fiscal 2009, the majority of which was expensed in the second quarter of fiscal 2009 as the debt was converted into common stock.  Conversely, interest expense for the three months ended July 31, 2009, decreased by $26,443 compared to fiscal 2008 since over $300,000 in such debentures were earlier converted.

Components of other income, other than interest, increased by $41,428 for the nine months ended July 31, 2009, compared to the prior year period.  The increase primarily reflects the gain realized by the Company on the forgiveness by our majority shareholder of $39,746 in accrued interest on loans converted to common stock.

We recorded the minimum state income tax provision in fiscal 2009 and 2008 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2009, we had working capital deficit of $1,095,127.  This represents a working capital decrease of $474,561 compared to that reported at October 31, 2008. The decrease primarily resulted from fully amortizing the costs and expenses related to debentures which were converted during the period as well as the remaining costs and expenses related to the Divine debentures which have been reclassified to current debt.

Our primary source of cash during the nine months ended July 31, 2009 has been from the sale of $375,000 in convertible debentures and the sale of common stock for proceeds of $100,000.  We also received a 150,000 loan from our majority shareholder and $155,000 in loans from our Chief Executive Officer during the nine months ended July 31, 2009.

Of the cash received during fiscal 2009, approximately $13,000 was utilized to repay loans and purchase inventories and capital equipment.  Management estimates that it required working capital approximating $75,000 per month to maintain operations during fiscal 2009, compared to the approximate $60,000 per month expended during fiscal 2008.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2008 which raises substantial doubt about our ability to continue as a going concern.

We are in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner.  There can be no assurances that our efforts will be successful or that we will be able to raise sufficient capital to implement our plans or to continue operations.  To that end, however, we are in the process of promoting a $3.0 million private placement offering of the Company’s securities and have negotiated with an financial advisor and placement agent firm to assist in the placement of these securities.  We also have entered into an arrangement with the same agent to assist in securing up to $500,000 in bridge financing within the next 60 to 90 days.  We have engaged the services of a consultant to provide investment banking and financial public relations services to expand and further this strategy.  Moreover, we are in the process of gaining certifications of the MIT System and expect to introduce the System to market within the next several months.  During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, Vietnam, Laos, Cambodia, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming equity are expected to satisfy our working capital requirements through December 2009.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

On May 11, 2009, Divine Capital Markets, LLC and a group of investors (collectively, “Plaintiffs”) filed a civil action against the Company and several of its officers and directors (collectively, the “Company”) in the New York Supreme Court, New York County.  Plaintiffs alleged breach of contract and unjust enrichment by the Company, as well as fraud, tortious interference with a contractual relationship and breach of fiduciary duty by the Company’s officers and directors.  The lawsuit alleges that the Company breached certain conversion provisions of secured convertible debentures purchased by the Plaintiffs.

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

On August 10, 2009,  the parties reached an agreement to settle all claims and counterclaims asserted in the lawsuit.  With respect to the agreement, neither side admitted any liability in connection with the settlement.  As part of the agreement, the debenture holders agreed to extinguish their existing rights under their debentures in exchange for the immediate issuance of 5,899,997 unrestricted common shares of Micro Imaging Technology stock.  The settlement also provided for the release of any legal claim or interest by the debenture holders with respect to patents and patent rights which have been held by Micro Imaging Technology.  We anticipate the settlement will become effective during the latter part of this month, September 2009, at which time the Company will file the appropriate disclosure documents including a Form 8-K with the Securities and Exchange Commission.

Item 2.	Changes in Securities

Between November 1, 2008 and July 31, 2009, the Company issued a total of 450,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.012 to $0.152 per share, for an aggregate compensation expense of $26,873 as of the nine months ended July 31, 2009.

Also between November 1, 2008 and July 31, 2009, the Company issued a total of 225,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.012 to $0.152 per share and were expensed at a total cost of $13,436 as of July 31, 2009.

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

Also on February 5, 2009, a consultant to the Company converted $6,319 in unpaid fees and expenses into 420,962 shares of common stock.

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

On May 1, 2009, the Company issued 500,000 shares of common stock, valued at $28,088 to Michael Brennan, for additional services rendered in efforts to secure financing on behalf of the Company.

On June 12, 2009, the Company issued 2 million shares of common stock to a consultant for marketing services rendered.  The shares were valued at $233,000 on the date of issuance.

On June 25, 2009, the Company realized proceeds of $100,000 from the sale of 2 million shares of stock in a private placement transaction with one individual.

On July 16, 2009, the Company’s Board of Directors authorized the issuance of 6,100,000shares of common stock to various officers, directors, employees and consultants to the Company for services rendered.  The fair market value of the shares on the date of issuance was $0.1545 per share.

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

Da Dated: September 16, 2009	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)