Form 10-K
period 2009-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-02-16
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2009

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The registrant had no sales revenues during the twelve months ended October 31, 2009.

As of January 28, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,772,545,  based on a closing price for the common stock of $0.04  on the OTC Bulletin Board on such date.

At January 28, 2010, 122,944,187 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into Which Incorporated
Micro Imaging Technology, Inc. Information Statement Pursuant to Section 14 (c) of the Securities and Exchange Act of 1934 filed on December 17, 2008.	Part I, Item 4

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Forward-Looking Statements

This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In June 2009, the Company received AOAC Research Institute (AOAC RI) Performance Test Methodtm (PTM) certification for the MIT 1000 System’s identification of Listeria species (PTM Certificate Number 060901).  Listeria are known to be the bacteria responsible for listeriosis, a rare but lethal food-borne infection that has a devastating case fatality rate of 25% (Salmonella, in comparison, has a less than 1% mortality rate). They are incredibly hardy and able to grow in temperatures ranging from 4°C (39°F), the temperature of a refrigerator, to 37°C (99°F), the body's internal temperature. Furthermore, listeriosis' deadliness can be partially attributed to the infection's ability to spread to the nervous system and cause meningitis.  This Certification enables the Company to aggressively begin marketing its System into the targeted food safety markets.  Following Listeria certification, the Company’s next goal is to achieve PTM certifications for the ID of E.coli and Salmonella as these three bacteria are responsible for most of the food bacterial contamination events worldwide.  Additional microbes will be certified as required by the market.

The clinical and food processing applications for our MIT System for rapid identification of microbes will in some cases undergo stringent and lengthy regulatory approval processes in the United States, including clinical trials. To gain beta-site testing data, in June 2007 we sold and installed two MIT systems in an instrumentation distribution company and a food research laboratory in Japan through Yotsubishi Corporation, a subsidiary of Sibata Scientific Technology.  We believe that the operating results from these installations has aided in further commercializing the MIT System for clinical and food processing applications.  In October 2009, we sold an MIT system to a newly appointed Malaysian distributor which sells, markets and distributes research and scientific products for the countries in the Association of Southeast Asian Nations (ASEAN).  No assurances can be given, however, as to when or if additional Systems may be sold through this or any other distributor.

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

Based on a very preliminary evaluation of market needs and the size and number of possible customers, we estimate that the market potential for the MIT System in all of the above domestic market areas could exceed $3 billion annually. More detailed market validation will be conducted as our development program continues.

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

In August 2007, we engaged the services of John Ricardi, JMAR’s former Vice President for Sales and Marketing.  Mr. Ricardi provides sales, marketing and business development services to the Company and through his efforts thus far, the Company has appointed seven (7) exclusive distributors for MIT products in various territories, including, Taiwan and China, Puerto Rico and the Caribbean, Bulgaria, the United Kingdom and Ireland, Vietnam, Laos and Cambodia, South Korea, Turkey, Malaysia and a number of ASEAN countries (including Singapore, Thailand, Brunei, Indonesia, Philippines, and Myanmar).

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

Research and Development

During fiscal 2009, we expended $973,344 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997.  We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens.  We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2008, we spent $1,114,059 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2009, we employed 6 full-time employees, of whom four were engaged in administrative, marketing, accounting and clerical functions and two were engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2010. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2009, we have accumulated a loss of $39,585,919 and a net stockholders’ deficit of $803,473. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2009 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Although we sold our first two MIT Systems during 2007 and a single additional System in October 2009, MIT is considered to be a research and development operation. As such, it has no significant or recurring operating income and its prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in the development of a new technology.  While laboratory results and other tests have been encouraging, substantial additional development efforts will be required. The development of the MIT System involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product development, or that our efforts will result in successful product commercialization on a sustainable level. There can be no assurance that we will be able to achieve profitable operations.

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

Item 2.               Properties

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month.  On April 1, 2008, our lease payment increased to and remains at $3,895.00 per month through our lease extension date of March 31, 2010

Management believes that our present facilities in San Clemente, California will be adequate for all of our current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

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

On September 3, 2009, the parties reached an agreement to settle all claims and counterclaims asserted in the lawsuit.  With respect to the agreement, neither side admitted any liability in connection with the settlement.  As part of the agreement, the debenture holders agreed to extinguish their existing rights under their debentures in exchange for the immediate issuance of 5,899,997 unrestricted common shares of Micro Imaging Technology stock.  The settlement also provided for the release of any legal claim or interest by the debenture holders with respect to patents and patent rights which have been held by Micro Imaging Technology.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2008	First Quarter	0.35	0.11
	Second Quarter	0.33	0.15
	Third Quarter	0.20	0.15
	Fourth Quarter	0.25	0.05
Fiscal 2009	First Quarter	0.07	0.01
	Second Quarter	0.13	0.01
	Third Quarter	0.17	0.05
	Fourth Quarter	0.16	0.04
Fiscal 2010	First Quarter (through January 28, 2010)	0.10	0.012

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2009, the Company had approximately 400 holders of record of its common stock.

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

Also on February 5, 2009, a consultant to the Company converted $6,319 in accrued fees and expenses into 420,962 shares of common stock at a fair market value of $0.0154 per share.

On February 17, 2009, we received the third installment of $100,000 from the Company’s majority shareholder on the purchase of convertible debentures commenced in December 2008.  On February 27, 2009, our majority shareholder converted $300,000 in convertible debentures purchased between December 18, 2008 and February 17, 2009 into 31,592,467 shares of common stock.  The conversion price was $0.0096 per share and included $3,370 in interest accrued on the debentures.

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

Between December 15, 2008 and February 18, 2009, the Company issued a total of 5,058,474 shares of common stock upon the conversion of $50,000 in principal debentures sold through Divine Capital Markets during fiscal 2008.  The prices on the three conversion transactions ranged from $0.009 to $0.0128 per share.

On September 8, 2009, the Board of Directors approved a September 3, 2009 settlement of a lawsuit brought against the Company in May 2009 by purchasers of the Company’s convertible debentures sold by Divine Capital Markets.  The Company issue 5,889,997 shares of unrestricted common stock, valued at approximately $0.0748 per share, to the debenture holders in full satisfaction of all claims and in full payment of the $410,000 in principal debentures and $33,745 in interest accrued on the debentures through the September 3, 2009 settlement date.  As part of the settlement, the debenture holders waived $123,000 in penalties and $28,860.25 in interest which the Company had recorded under the default terms of the debentures.  Consequently, the Company realized a gain of $151,860 on the settlement.  See Item 3 - “Legal Proceedings.”

On October 2, 2009, the Company issued 1,071,429 shares of common stock to an investment consulting firm in connection with an agreement to purchase up to $3 million of the Company shares. The fair market value of the shares on the transaction date was $75,000, or $0.07 per share.

During the twelve months ended October 31, 2009, pursuant to his compensation arrangement, the Company issued 600,000 shares of common stock to Michael W. Brennan, at prices ranging from $0.012 to $0.152 per share.  The aggregate fair market value of the shares was determined to be $39,998.  In August 2009, Mr. Brennan also received a two-year option to purchase 100,000 shares of common stock at $0.30 per share as part of his compensation arrangement, at an expense to the Company in the sum of $14,772.

The Company issued 300,000 shares of common stock to a consultant of the Company, during the fiscal year ended October 31, 2009 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.012 to $0.152 per share, with an aggregate fair market value of $19,999.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2009 with respect to shares of our common stock that may be issued under equity compensation plans. The Company established the 2010 Employee Benefit Plan in January 2010.  See also Item 11 - “Executive Compensation-Equity Compensation Plans”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

1999 Stock Option Plan	1,000,000	$0.19	-

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of securities remaining available for future issuance
2008 Employee Benefit Plan	3,000,000	$0.34	-
2008 Employee Incentive Stock Program	2,584,472	$0.16	415,528
2009 Employee Benefit Plan	2,750,000	$0.05	1,250,000

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

Item 6.                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2009 and 2008

We posted our first sale since fiscal 2007 of an MIT system in October 2009, for gross proceeds of $18,000.   No product sales occurred during fiscal 2008.  Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2009 decreased by $140,715 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease was primarily due to a reduction in staff during fiscal 2008 resulting in reduced salaries and employee-related expenses.  Consulting expenses during fiscal 2009 were also lower mainly due to a reduction in the fair market value of the Company’s stock issued as non-cash compensation.

Sales, general and administrative expenses increased by $724,708 for the fiscal year ended October 31, 2009 compared to the prior year period.  The increase primarily reflects a $681,000 increase in consulting expenses, a significant portion of which reflects the value of options and common stock issued as compensation during fiscal 2009.  The increase also relates to $64,000 in expenses incurred for litigation costs.

Interest income is generated from short-term investments and decreased by $169 in fiscal 2009 as investment capital was utilized to sustain operations.

Interest expense for the twelve months ended October 31, 2009 increased by $630,988 compared to the prior fiscal year.  The increase reflects the costs associated with the issuance of convertible debentures during fiscal 2008 and the first three months of fiscal 2009, the majority of which was expensed in the second quarter of fiscal 2009 as some of the debt was converted into common stock and as fees and expenses associated with the debentures were fully amortized.

Components of other income, other than interest, increased by $194,203 for the fiscal year ended October 31, 2009 compared to the prior year.  The increase mainly reflects a gain on interest waived of $151,860 on settlement of the Divine Capital lawsuit  and $39,746 on conversion of loans from our majority shareholder.

We recorded the minimum state income tax provision in fiscal 2009 and 2008 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2009, we had working capital deficit of $803,473. This represents a working capital decrease of $182,907 compared to that reported at October 31, 2008. The decrease primarily reflects an increase in current liabilities due to lack of working capital to service the debt.

We sold one MIT 1000 system in October 2009 for gross proceeds of $18,000.  Our primary source of cash during the fiscal year ended October 31, 2009 has been from the sale of equity and convertible debentures and loans by our Chief Executive Officer, Michael W. Brennan, an unaffiliated shareholder and our majority shareholder, Anthony M. Frank.   Between May 8 and June 10, 2009, we borrowed $95,000 from Mr. Brennan.  We also borrowed $60,000 from an unaffiliated shareholder and on June 25, 2009 we sold 2,000,000 shares of common stock in a private placement transaction for net proceeds of $100,000 from a non-affiliate.  We also borrowed $150,000 in November 2008 and $64,000 in September 2009 from our majority shareholder.  In addition, we sold a total of $375,000 in convertible debentures between December 2008 and March 2009 to our majority shareholder.

Of the cash received during fiscal 2008, nearly $13,000 was utilized to repay loans and purchase inventories and capital equipment.  Management estimates that it required working capital approximating $86,000 per month to maintain operations during fiscal 2009, compared to the approximate $60,400 per month expended during fiscal 2008.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2009 which raises substantial doubt about our ability to continue as a going concern.

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

On October 2, 2009, Micro Imaging Technology, Inc. entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.  Under the Agreement, Ascendiant has agreed to purchase up to $3,000,000 of the Company’s common stock during a 36-month period which will commence once the Company has filed the required Registration Statement and it has been declared effective by the Securities and Exchange Commission.  At that time, the Company may request up to a $100,000 maximum drawdown under the Agreement every twelve (12) trading days based on the formula indicated below.  There is no minimum amount required for a drawdown and while the Company is under no obligation to request any drawdowns, Ascendiant is obligated to purchase the shares if the Company does make a request.

Between November 2009 and January 28, 2010, we received $150,000 in short term loans which are convertible into common shares at any time prior to their one-year maturity date.  The loans bear interest at 6% per annum and as additional consideration for the loan, the lender receives a number of restricted common shares which is determined by the amount of the loan.

During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  In October 2009, we entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar).  This distributor purchased its first MIT System and is making preparations to conduct several workshops and product demonstrations for key prospects in Asia over the next three months.  Biotek is also planning workshops and training classes throughout ASEAN, including Indonesia, Singapore, The Philippines, Thailand, Cambodia, Vietnam and others.

We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming equity sales are expected to satisfy our working capital requirements through February 2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Impact of Recently Issued Accounting Pronouncements

See Note 3 to the Notes to the Consolidated Financial Statements – “New Accounting Pronouncements.”

Item 7.                                       Financial Statements and Supplementary Data

The information required by Item 7 is included on pages F-1 to F-21.

Item 8.                                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2009.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Act- Section 404 compliance

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act.  However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

Item 9B          Other Information

None

PART III

Item 10.                                Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age		Position
Michael W. Brennan	67		Director (Chairman) and Chief Executive Officer
Ralph W. Emerson	63		Director
Victor A. Hollander	77	D	Director and Chief Financial Officer
Catherine Patterson	57		Chief Accounting Officer and Secretary

The Company does not currently have an Audit Committee and there are currently two vacancies on the Board of Directors.

Michael W. Brennan, 67, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000.  Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Ralph W. Emerson, 63, was named to the Board of Directors on August 2, 2006.  He serves as Chairman of the Company’s Science Advisory Committee.  Mr. Emerson has product development and research affiliations with some of the world's leading companies including Cargill Inc., Helena Chemical, Spectrum Brands, and the 3M Corporation. Formerly he was a consultant to the CEO/President of Grain Processing Corporation (GPC), Senior Science Consultant to Central Pet and Garden, a Sr. Vice President of Jourgensen Chemical/ NL Industries managing chemical programs with the Department of Defense. Moreover, he has held senior academic and research positions within the University of California at UCLA, UCI, and UC Davis. His applied research has produced several US Patents and International Patents in the disciplines of bioscience. Mr. Emerson is a partner and founder of FREM Biosciences, Inc., working for the past 10 years in the areas of pesticide science.  Additionally, he is a director of the Kary Mullis Research Foundation, and director of the Agriculture and Animal Sciences division of Altermune-a US Defense Advanced Research Project Agency funded program. Dr. Emerson is a graduate of UCLA and did his graduate work at Harvard University, the Harvard School of Public Health and the Sloan School at the Massachusetts Institute of Technology. Currently, he is an elected member of the Harvard University Club of Boston, the New York Academy of Sciences and the American Society of Microbiology.

Victor A. Hollander, 77, was named to the Board of Directors on August 2, 2006 and as Chief Financial Officer on November 1, 2008.  Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services.  Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Catherine Patterson, 57, became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. She served as Chief Financial Officer from June 1990 through October 1998.  She currently serves as Chief Accounting Officer of the Company.  From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified.  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 55, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2009:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 4 – Statement of Changes in Beneficial Ownership	4
Ralph W. Emerson	Form 4 – Statement of Changes in Beneficial Ownership	1
Anthony M. Frank	Form 4 – Statement of Changes in Beneficial Ownership	2
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	1

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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2009, 2008, and 2007 to the officers of the Company.

		Annual Compensation			Long-Term
Name	Position	Year	Salary	Other Compensation (1)	Compensation Awards Options
Michael Brennan (2)	Chief Executive Officer	2009	$216,873	$383,213	$14,772
		2008	$190,250	$185,000	$102,341
		2007	$223,100	$462,500	$20,000
Victor Hollander (3)	Chief Financial Officer	2009	$120,000	$200,625	—
Catherine Patterson (4)	Corporate Secretary	2009	$75,600	—	$13,278
		2008	$75,600	—	$39,320
		2007	$75,600	—	—

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)
Mr. Brennan was named Chief Executive Officer on August 2, 2006.  He receives a cash salary and 50,000 shares of common stock per month.  From August 2006 through October 31, 2008, Mr. Brennan’s cash salary was $5,000 per month.  Commencing November 1, 2008, his cash salary was increased to $15,000 per month.  For the fiscal years ended October 31, 2007 and 2008, Mr. Brennan’s compensation amounted to $60,000 in cash and 600,000 shares of common stock per year valued at $163,000 and $130,250, respectively.  In fiscal 2009, Mr. Brennan’s compensation amounted to $180,000 in cash and 600,000 of common stock valued at $36,873.  Mr. Brennan was also granted two–year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share in fiscal years 2007, 2008 and 2009.  Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology, valued at $100, during the fiscal years ended October 31, 2007 and 2008.

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

Between February and July 2009, Mr. Brennan received a total of 5,500,000 shares of common stock for additional consulting services rendered at prices ranging from $0.015 to $0.154 per shares, for  an aggregate value of $383,213.

(3)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He receives a monthly salary of $10,000.

On February 5, 2009 and July 16, 2009, Mr. Hollander received 3,000,000 shares of common stock at $0.01538 per share and 1,000,000 shares of common stock at $0.1545 per share, respectively, for additional financial consulting services rendered.  The aggregate fair market value of these issuances was $46,125 and $154,500 respectively.

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

On February 5, 2009, Ms. Patterson received five-year options to purchase 1,000,000 shares of common stock at an exercise price of $0.01538 per share, for a total fair market value of $12,979 .

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan where he became the Chief Executive Officer of the Company. The arrangement provides for the following:

•
Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years.  The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares.  Between September 1, 2007 and December 31, 2007, Mr. Brennan also received 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.  As of November 1, 2008, Mr. Brennan’s cash salary increased to $15,000 per month.

•
For each year of service, Mr. Brennan is granted two-year warrants to purchase 100,000 shares of restricted common stock at an exercise price of $0.30 per share.  Such warrants vest in their entirety at the conclusion of each year of service.

Compensation of Directors

In October 2006, the Board of Directors authorized following compensation outlined below.  Mr. Hollander was named Chief Financial Officer of the Company and, as of November 1, 2008, no longer receives the compensation authorized for outside members.

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

•
that the outside Board member appointed to and serving as the Chairman of the Finance Committee, Victor A. Hollander, will receive an additional annual compensation of $24,000.  Note that as of November 1, 2008, when Mr. Hollander was named Chief Financial Officer, the Finance Committee was dissolved.

•	that the outside Board member appointed to and serving as the Chairman of the Science Advisory Committee, Ralph W. Emerson, will receive an additional annual compensation of $18,000.

Equity Compensation Plans

1999 Stock Option Plan

In May 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). Under the Plan, incentive and non-qualified stock options for 1,000,000 shares of common stock may be issued. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.  In September 2008, the Company granted 140,000 options to purchase common stock at $0.10 per share to a key employee and as of October 31, 2009, the total number of shares authorized under the 1999 Stock Option Plan, 1,000,000, has been issued at exercise prices ranging from $0.10 to $0.94 per share.

2008 Employee Benefit Plan

Effective December 3, 2007, the Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan.  Under the Plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors of the Company.  Eligibility is determined by the Board of Directors.  During 2007, a total of 2 million shares of common stock were granted under the plan to Michael Brennan and Victor Hollander in lieu of payment for consulting services rendered.  An additional one (1) million shares were issued under this Plan in March 2008 to Messrs. Brennan and Hollander.  As of October 31, 2009, the total number of shares authorized under the Plan has been issued.

2008 Employee Incentive Stock Program

In May 2008, the Company adopted the 2008 Employee Incentive Stock Program, authorizing the Company to grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  On May 1, 2008, the Board authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for the cancellation of loans and interest as well as fees and expenses due them from the Company.  On June 12, 2009, the Board granted a consultant to the Company two (2) million shares of common stock for consulting services.  As of October 31, 2009, there were 415,538 shares or options available for issuance remaining under the 2008 Employee Incentive Stock Program.  In November 2009, 50,000 shares were issued to the Company’s legal counsel in partial payment for services rendered.

2009 Employee Benefit Plan

In October 2008, the Company adopted the 2009 Employee Benefit Plan, authorizing the Company to grant up to four (4) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  During fiscal 2008, the Board authorized the issuance of a total of 2,250,000 shares of common stock under the Plan to various individuals, including 2,000,000 shares to officers and directors, in lieu of payment for services rendered.  An additional 500,000 shares were issued to Michael Brennan on May 1, 2009 for additional management services rendered.  As of October 31, 2009, there were 1,250,000 shares or options available for issuance remaining under the 2009 Employee Benefit Plan.  During November 2009, the balance of 1,250,000 shares were issued to the Company’s legal firms for services rendered.

2010 Employee Benefit Plan

In January 2010, the Company adopted the 2010 Employee Benefit Plan, authorizing the Company to grant up to twelve (12) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  As with all other plans adopted by the Company, eligibility is determined by the Board of Directors.  In January, 2010, the Board of Directors authorized the issuance of 2,000,000 shares of common stock under this Plan to a consultant for services rendered.

Other Options

In May 2009, the Company granted options to purchase two (2) million shares of common stock at $0.03 per share to a consultant for services rendered.  The options expire on May 1, 2012.

In August 2009, the Company issued options to purchase 100,000 shares of common stock to Chief Executive Officer and Director, Michael Brennan, in connection with this annual compensation arrangement.  The options are exercisable for two (2) years at an exercise price of $0.30 per share.

Also in August 2009, the Company also issued options to purchase 100,000 shares of common Stock to Ralph W. Emerson, Director, for his annual service as Chairman of the Company’s Science Advisory Board.  The options are exercisable at $0.15 per share and expire on August 3, 2011.

See PART II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table provides information about option exercises during the fiscal year ended October 31, 2009 by the named officers and directors and the value of their unexercised options as of the end of that fiscal year, based on the closing price ($0.05) of the Company’s common stock on October 31, 2009.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options Held at October 31, 2009		Value of Unexercised In-the-Money Options October 31, 2009
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael W. Brennan	—	—	1,200,000	—	$—	$—
Ralph W. Emerson	—	—	200,000	—	—	—
Victor A. Hollander	—	—	600,000	—	—	—
Catherine A. Patterson	—	—	1,600,000	20,000	37,020	—
—	—	—	2,700,000	40,000	$37,020	$—

Item 12.                                Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 28, 2010 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Michael W. Brennan 970 Calle Amanecer, Suite F San Clemente, CA 92673	11,248,600	8.8%	—	—	8.6%
Ralph W. Emerson	413,333	*	—	—	*
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	57,635,586	45.1%	—	—	44.2%
Victor A. Hollander 9601 Wilshire Blvd., Suite M-200 Beverly Hills, CA 90210	7,436,436	5.8%	—	—	5.7%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	*
Catherine Patterson	1.650,112	1.3%	2,906	*	1.3%
All officers and directors as a group (4 persons)	20,748,481	16.2%	2,906	*	15.9%

*	Less than 1%

**	Includes address of five percent or more shareholders of any class.

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

(2)
Includes currently exercisable warrants or options to purchase an aggregate of 3,600,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 11 - “Executive Compensation – Equity Compensation Plans.”

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

Item 13.                                Certain Relationships and Related Transactions.

Mr. Michael W. Brennan

Between January 17 and July 1, 2008, Mr. Brennan loaned the Company a total of $130,000, at 8% per annum, payable on demand.  Of that amount, $62,000 was repaid to Mr. Brennan as of October 31, 2009, with an additional $11,000 repaid in November 2008.  On December 1, 2008, Mr. Brennan converted the remaining $57,000 in principal loans and $5,148.49 in accrued interest into common stock.  At the same time, Mr. Brennan converted $66,848 in accrued fees and expenses into common stock at a fair market value of approximately $0.10 per share.  Mr. Brennan received a total of 1,250,000 shares of common stock pursuant to the conversion.

Fees	$65,000.00
Expenses	1,848.00
Principal Loans	57,000.00
Interest	5,148.49
TOTAL	$128,996.49

Between November 1, 2008 and October 31, 2009, Mr. Brennan received a total of 600,000 shares of common stock for services rendered pursuant to his employment arrangement.

Between February and July 2009, Mr. Brennan was issued a total of 5,500,000 shares of common stock for additional services rendered.

Between May 8 and June 10, 2009, Mr. Brennan loaned the Company a total of $95,000 at 6% per annum, payable on demand.

Mr. Brennan received the following option grants during fiscal 2009:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/09	100,000	$0.30	$14,772	Per consulting arrangement

Mr. Anthony M. Frank

On September 5, 2007, Mr. Frank loaned the Company $250,000 at 12% interest and on November 3, 2008, he loaned the Company an additional $150,000 at an interest rate of 8% per annum.  On December 15, 2008, Mr. Frank entered into Debt Conversion Agreements waiving $39,746 in accrued interest and converting the principal loans to shares of common stock at $0.045 per share.

On or about December 15, 2008, Mr. Frank entered into a Securities Purchase Agreement to purchase $300,000 in convertible debentures, the proceeds of which were received by the Company between December 2008 and February 2009. On February 27, 2009, Mr. Frank elected to convert all of the above $300,000 in debentures, plus $3,288 in interest accrued thereon, into common stock at $0.0096 per share.  He received a total of 31,592,467 shares upon the conversion.
Mr. Frank purchased an additional $75,000 convertible debenture on March 16, 2009 which remains outstanding and bears interest at 6% per annum.

On September 23, 2009, Mr. Frank loaned the Company the sum of $64,000 at 6% annual interest.  The loan matures on March 23, 2009 or when the Company receives at least $100,000 in other financing, whichever first occurs.

Mr. Victor A. Hollander

Mr. Hollander was named Chief Financial Officer as of November 1, 2008 and receives $10,000 per month for his service.  As of October 31, 2009, the Company owed Mr. Hollander a total of $111,000 in accrued monthly fees.

On February 5, 2009 and July 16, 2009, Mr. Hollander was issued 3,000,000 and 1,000,000 shares of common stock, respectively, for additional services rendered.

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

Item 14.                                                    Exhibits and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements

 Report of Independent Registered Public Accounting Firm

 Balance Sheet as of October 31, 2009

 Statements of Operations for the years ended October 31, 2009 and 2008

 Statements of Shareholders’ Deficit for the years ended October 31, 2009 and 2008

 Statements of Cash Flows for the years ended October 31, 2009 and 2008

 Notes to Financial Statements

 (b)                                 Reports on Form 8-K

On April 10, 2009, the Company filed Form 8-K to report the cessation of further conversions and the declaration by Divine Capital of the Company’s default under the conversion provisions of certain secured convertible debentures.

On May 21, 2009, the Company filed Form 8-K to report that on May 11, 2009, Divine Capital Markets, LLC and a group of  investors (collectively, “Plaintiffs”) filed a civil action against the Company and several of its officers and directors (collectively, the “Company”)  in the New York Supreme Court, New York County.  The Company also reported that at a May 19, 2009 hearing, the Court vacated a temporary restraining order previously granted to the plaintiffs and further denied plaintiffs’ motion for a preliminary injunction in full.

See Item 3 – “:Legal Proceedings.”

On October 6, 2009, the Company filed Form 8-K to report that it had entered into an October 2, 2009 Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.

 (c)                                  Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.68	Securities Purchase Agreement with Ascendiant Capital Group, LLC (incorporated by reference to Exhibit 10.68 to Form 8-K filed on October 6, 2009.

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.                                Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Jeffrey S. Gilbert, CPA for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2007, 2008 and 2009 were $44,500, $48,250 and $8,700, respectively.

Although no 2009 audit fees were paid to Jeffrey S. Gilbert, CPA before the fiscal year ended October 31, 2009, management of the Company estimates that the October 31, 2009 audit fee will approximate $30,000.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $6,400, 5800 and $5,400 for the fiscal years ended October 31, 2006, 2007 and 2008, respectively.  We anticipate incurring fees for fiscal 2009 tax services following the submission of this Annual Report on Form 10-K.

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

Dated: January 28, 2010

MICRO IMAGING TECHNOLOGY, INC.

	BY	/S/ Victor A. Hollander
VICTOR A. HOLLANDER Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ Michael W. Brennan	Chief Executive Officer and Director	January 28, 2010
MICHAEL W. BRENNAN	and

/S/ Victor A. Hollander	Director and Chief Financial Officer	January 28, 2010
VICTOR A. HOLLANDER

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheet of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2009 and the results of their operations and their cash flows for the years ended October 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, recurring losses with an accumulated deficit of $39,585,919 at October 31, 2009, and is seeking to implement its business plan, which requires the Company to complete the development and marketing the new product and/or raise capital through the sale of the Company’s common stock or borrowings.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Jeffrey S. Gilbert, CPA

Los Angeles, California
February 9, 2010

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Balance Sheet

October 31, 2009
October 31,
2009
ASSETS
Current assets:
Cash	$2,148
Inventories	90,904
Prepaid expenses	11,799
Total current assets	104,851

Fixed assets, net	45,571

Unamortized prepaid costs and fees related to issuance of convertible debentures	19,772

Total assets	$170,194

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholders	$219,000
Trade accounts payable	369,369
Accounts payable to officers and directors	185,006
Accrued payroll	89,800
Other accrued expenses	45,149
Total current liabilities	908,324

Long term liabilities:
Convertible debentures	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2009.	26,000
Total long term liabilities	101,000

Total liabilities	1,009,324

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 119,494,187 shares issued and outstanding at October 31, 2009.	1,194,942
Additional paid-in capital	37,551,847
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(11,776,718)
Total stockholders' deficit	(839,130)
Total liabilities and stockholders' (deficit)	$170,194

 The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Statements of Operations

For Each of the Two Years in the Period Ended October 31, 2009

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2009
	2009	2008	(Unaudited)

Sales	$18,000	$-	$58,000
Cost of Sales	10,970	-	29,886

Gross profit	7,030	-	28,114

Operating costs and expenses:
Research and development	973,344	1,114,059	3,656,121
Sales, general and administrative	1,937,638	1,212,930	4,957,205

Total operating expenses	2,910,982	2,326,989	8,613,326

Loss from operations	(2,903,952)	(2,326,989)	(8,585,212)

Other income (expense):
Interest income	1	169	11,353
Interest expense	(760,230)	(129,242)	(3,360,726)
Other income (expense), net	189,889	(4,314)	164,267
Other income (expense), net	(570,340)	(133,387)	(3,185,106)

Loss from continuing operations:
Before provision for income tax	(3,474,292)	(2,460,376)	(11,770,318)
Provision for income tax	(1,600)	(1,600)	(6,400)

Net loss	$(3,475,892)	$(2,461,976)	$(11,776,718)

Net loss per share, basic and diluted	$(0.04)	$(0.07)

Shares used in computing net loss per share, basic and diluted	89,695,596	35,487,955

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For Each of the Two Years in the Period Ended October 31, 2009

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2007	32,215,781	$322,158	33,133,341	$(33,648,051)	$(192,552)

Common stock issued to officers for services, $0.35 per share	75,000	750	25,500	-	26,250
Common stock issued to officers for services, $0.30 per share	75,000	750	21,750	-	22,500
Common stock issued to officers for services, $0.27 per share	75,000	750	19,500	-	20,250
Common stock issued to officers for services, $0.25 per share	225,000	2,250	54,000	-	56,250
Common stock issued to officers for services, $0.23 per share	75,000	750	16,500	-	17,250
Common stock issued to officers for services, $0.20 per share	75,000	750	14,250	-	15,000
Common stock issued to officers for services, $0.18 per share	75,000	750	12,750	-	13,500
Common stock issued to officers for services, $0.15 per share	75,000	750	10,500	-	11,250
Common stock issued to officers for services, $0.14 per share	75,000	750	9,750	-	10,500
Common stock issued to officers for services, $0.035 per share	75,000	750	1,875	-	2,625

Common stock issued to officers, directors and consultants for debt, $0.30 per share	584,472	5,845	169,497	-	175,342

Common stock issued to consultants for services, $0.28 per share	1,000,000	10,000	270,000	-	280,000
Common stock issued to consultants for services, $0.25 per share	275,000	2,750	66,000	-	68,750
Common stock issued to consultants for services, $0.08 per share	250,000	2,500	17,500	-	20,000

Common stock issued to officers and directors for consulting services, $0.27 per share	1,000,000	10,000	260,000	-	270,000
Common stock issued to officers and directors for consulting services, $0.05 per share	2,000,000	20,000	80,000	-	100,000

Common stock issued in private placement offering, $0.167 per share	360,000	3,600	56,400	-	60,000
Common stock issued in private placement offering, $0.12 per share	1,100,000	11,000	121,000	-	132,000

Common stock issued as commission, $0.40 per share	600,000	6,000	234,000	-	240,000

Common stock issued upon exercise of warrants, $0.06 per share	200,000	2,000	10,000	-	12,000

Common stock of subsidiary issued to employees and consultants, $0.001 per share	-	-	150	-	150

Options and warrants granted to employees and consultants for services	-	-	323,860	-	323,860

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	153,333	-	153,333
Net loss				(2,461,976)	(2,461,976)
Balance, October 31, 2008	40,485,253	$404,853	35,081,456	$(36,110,027)	$(623,718)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For Each of the Two Years in the Period Ended October 31, 2009

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2008	40,485,253	$404,853	35,081,456	$(36,110,027)	$(623,718)

Common stock issued to officers, directors and consultants
for services, $0.012 per share	75,000	750	150		900
for services, $0.015375 per share	12,000,000	120,000	64,500		184,500
for services, $0.0155 per share	75,000	750	413		1,163
for services, $0.01765 per share	75,000	750	574		1,324
for services, $0.018625 per share	75,000	750	647		1,397
for services, $0.04 per share	75,000	750	2,250		3,000
for services, $0.053675 per share	75,000	750	3,276		4,026
for services, $0.056175 per share	500,000	5,000	23,088		28,088
for services, $0.0625 per share	75,000	750	3,938		4,688
for services, $0.07 per share	1,071,429	10,714	64,286		75,000
for services, $0.088 per share	75,000	750	5,850		6,600
for services, $0.09 per share	75,000	750	6,000		6,750
for services, $0.11 per share	75,000	750	7,500		8,250
for services, $0.1165 per share	2,000,000	20,000	213,000		233,000
for services, $0.1405 per share	75,000	750	9,788		10,538
for services, $0.152 per share	75,000	750	10,650		11,400
for services, $0.1545 per share	6,100,000	61,000	881,450		942,450

Common stock issued for convertible debt, $0.009 per share	3,888,885	38,889	(3,889)	-	35,000
Common stock issued for convertible debt, $0.009 per share	31,592,467	315,925	(12,555)	-	303,370
Common stock issued for convertible debt, $0.012825 per share	1,169,589	11,696	3,304	-	15,000
Common stock issued for convertible debt, $0.04554 per share	8,783,416	87,834	312,166	-	400,000

Common stock issued in settlement of lawsuit, $0.0748 per share	5,899,997	59,000	384,745	-	443,745

Common stock issued in private placement offering, $0.05 per share	2,000,000	20,000	80,000	-	100,000

Common stock issued to officers, directors and consultants
for debt, $0.10 per share	1,250,000	12,500	116,496	-	128,996
for debt, $0.052925 share	175,000	1,750	7,512	-	9,262
for debt, $0.015375 per share	1,678,151	16,782	9,020	-	25,802

Options and warrants granted to employees and consultants for services	-	-	101,234	-	101,234

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	175,000	-	175,000
Net loss				(3,475,892)	(3,475,892)
Balance, October 31, 2009	119,494,187	$1,194,942	37,551,847	$(39,585,919)	$(839,130)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended October 31, 2009

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2009
	2009	2008	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,475,892)	$(2,461,976)	$(11,776,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,864	27,732	98,266
Amortization of costs and fees related to convertible debentures	565,941	80,420	646,361
Common stock issued for services	908,627	348,750	1,353,377
Common stock issued to officers and directors for services	623,860	585,375	2,464,985
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	150	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	187,342	229,565
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	101,234	323,860	564,004
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	588	13,792
Inventories	7,593	(26,091)	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	175,229	109,656	244,993
Accounts payable to officers and directors	187,086	24,745	239,460
Accrued payroll and other expenses	47,651	56,132	21,854
Net cash used in operating activities	(830,807)	(743,317)	(3,621,089)

Cash flows from investing activities:
Purchase of fixed assets	(1,300)	(4,655)	(137,354)
Net cash used in investing activities	(1,300)	(4,655)	(137,354)

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For Each of the Two Years in the Period Ended October 31, 2009

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2009
	2009	2008	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(11,000)	(62,000)	(1,073,000)
Proceeds from issuance of convertible debentures	375,000	460,000	865,000
Costs and fees related to issuance of convertible debentures	-	(97,800)	(97,800)
Proceeds from issuance of notes payable to a related party	369,000	130,000	1,005,800
Proceeds from issuance of common stock, net	100,000	192,000	1,865,294
Net cash provided by financing activities	833,000	622,200	2,565,294

Net change in cash	893	(125,772)	(1,193,150)

Cash at beginning of period	1,255	127,027	1,195,298

Cash at end of period	$2,148	$1,255	$2,148

Supplemental Disclosure of Cash Flow Information

Interest paid	$3,039	$1,612	$6,570
Income taxes paid	$1,600	$1,600	$15,440

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$175,000	$-

Prepaid costs and fees related to beneficial
conversion feature of convertible debentures	$-	$131,667

Common stock issued as commission for convertible debentures	$-	$240,000

Conversion of notes payable to a director
to shares of common stock	$-	$20,274

Conversion of notes payable, majority stockholder,
to shares of common stock	$400,000	$-

Conversion of other notes payable to shares of common stock	$760,000	$-

Issuance of common stock in payment of liabilities	$191,759	$167,068

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.                                       Description of Business and Development Stage Company

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its 81%-owned subsidiary.

The losses incurred to date which are applicable to the noncontrolling (minority) stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the noncontrolling stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2009.   Commencing November 1, 2009, in accordance with the guidance provided under FASB Codification No. 810, (Consolidation-Noncontrolling Interests) the Company’s annual and interim reports will present losses by the subsidiary separately from that attributable to the parent and separately in the equity section of the balance sheets.

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

2.                                       Basis of Presentation

The Company incurred net losses from continuing operations of $3,475,892 and $2,461,976 for the fiscal years ended October 31, 2009 and 2008, respectively.  At October 31, 2009 the Company had an accumulated deficit of $39,585,919 and is in default under the redemption provisions of its redeemable preferred stock (Note 8).  These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets in fiscal 2005 and in the prior and current fiscal years through private loans from an individual who is a related party and the largest stockholder, and through the sale of the Company’s common stock in various private placement transactions.

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

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2009 and 2008, there was no cash or cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2009 and 2008.

Stock Based Compensation

The Company measures share based compensation at the grant date, based on the fair value of the award, and recognizes such compensation as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $101,234 and $323,861 on options and warrants that vested during the fiscal years ended October 31, 2009 and 2008, respectively.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  The Company did not incur advertising expense during the fiscal years ended October 31, 2008 or 2009.

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

Loss Per Share

Basic earnings (loss) per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings (loss) of the entity. Common stock equivalents of 7,150,000 and 4.900,000 as of October 31, 2009 and 2008, respectively, have been omitted from the earnings (loss) per share calculation, as their effect would be antidilutive.

New Accounting Pronouncements

On May 28, 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”) or ASC 855-10, Subsequent Events (“ASC 855-10”), which requires entities to evaluate subsequent events through the date financial statements are issued. Existing guidance on subsequent events was part of the AICPA Auditing Standards. FAS 165 or ASC 855-10 is not intended to change existing practice. It requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. FAS 165 or ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.  The Company adopted FAS 165 commencing May 1, 2009.  It has had no material impact on the Company’s financial statements.  The Company has evaluated subsequent events through January 28, 2010, which is the date these financial statements were issued.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” to supersede the existing U.S. GAAP hierarchy and establish the FASB Accounting Standards CodificationTM (the “FASB Codification”) as the sole source of authoritative non-governmental U.S. GAAP.  The FASB Codification does not change existing U.S. GAAP guidance but instead provides a consistent organizational structure to simplify user access to its contents.  Hereafter, the FASB will not issue new authoritative standards in the form of Statements, FSPs or EITF abstracts, but will update the FASB Codification.  The FASB Codification does not replace or affect guidance issued by the SEC or its staff for public entities’ filings with the SEC.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, beginning with the Company’s annual report for the year ended October 31, 2009, citing of authoritative accounting guidance made in the financial statements of the Company references the appropriate subjects or sections of the FASB Codification.

SFAS No. 166 eliminates the concept of qualifying special-purpose entities (“QSEPs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, SFAS No. 166 modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, and all interim periods within those fiscal years.  The Company does not expect the implementation of SFAS 166 to have a material effect on its financial statements.

SFAS No. 167 modifies the approach and increases the frequency for assessing whether a Variable Interest Entity must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  SFAS 167 removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, and all interim periods within those fiscal years.  Earlier adoption is prohibited.  The Company does not expect the implementation of SFAS 166 to have a material effect on its financial statements.

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, Fair Value Measurements and Disclosure, or ASU 2009-12. This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. As of October 31, 2009, the Company had no investments falling within the scope of this Standard.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect the implementation of this standard to have a material impact on its financial position and results of operations.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

4.                                       Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2009	2008
Machinery and equipment	$94,932	$93,632
Furniture and fixtures	74,326	74,326
Leasehold improvements	70,370	70,370
	239,628	238.328
Less: accumulated depreciation	(194,057)	(166,193)
Total property and equipment, net	$45,571	$72,135

Depreciation expense for the years ended October 31, 2009 and 2008 was $27,864 and $27,732, respectively.

5.           Convertible Debentures

Divine Capital Markets

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which acted as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April 17, 2008 and October 20, 2008, the Company sold a total of $460,000 in such debentures bearing interest at 6% per annum.  As of October 31, 2009, the Company had expensed $33,745 in accrued interest.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures were secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.

The Company paid a total of $97,800 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The fees and commissions to be expensed over the life of the loans.  The intrinsic value of the beneficial conversion feature was determined to be $153,333 and was to be amortized over the three-year life of the loans.    However, the Company accelerated amortization when the debentures were converted in September 2009 and fully expensed the remaining balance at that time.

Between December 15, 2008 and February 18, 2009, various holders elected to convert a total of $50,000 in principal debentures at conversion prices ranging from $0.009 to $0.0128 per share.  The Company issued a total of 5,058,474 shares of common stock pursuant to such conversations.

On September 3, 2009, the Company issued a total of $5,899,997 shares of common stock in full settlement of all remaining principal and interest due the debenture holders.  The Company realized a gain on settlement of $151,860.   See Note 10 – “Litigation and Claims.”

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

On March 16, 2009, Mr. Frank purchased an additional $75,000 debenture for which the Company has expensed $4,705 in accrued interest as of October 31, 2009.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.

6.                                       Notes Payable to an Officer and Shareholders

At October 31, 2009 and 2008, notes payable to an officer and to the majority shareholder consisted of the following:

	2009	2008
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10,2010.	$64,000	$—

Unsecured notes payable to stockholder of the Company; principal and interest at 6% due on demand.	60,000	—

Unsecured notes payable to officer/director of the Company; principal and interest at 6% due on demand.	95,000	—

Note payable to major stockholder, collateralized by the Company’s public shell structure; principal and interest at 12% due in full on March 5, 2009.	$—	$250,000

Unsecured notes payable to officer/director of the Company; principal and interest at 8% due on demand.	—	68,000
	219,000	318,000
Less current maturities	$219,000	$318,000

Long term portion of notes payable	$—	$—

7.                                    Income Taxes

At October 31, the components of the income tax expense are as follows:

	2009	2008
Current tax expense:
Federal	$—	$—
State	1,600	1,600
	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2009 were as follows:

Current deferred tax assets:
Accrued vacation	$—
Book compensation for options and warrants	—
Other	—
Total current deferred tax assets	—
Valuation allowance	—
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$9,850,000
Other credit carryforward	165,000
Depreciation and amortization	—
Total noncurrent deferred tax assets	10,015,000
Valuation allowance	(10,015,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2009 was a decrease  of $1,095,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2009	2008
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

The Company has federal and state net operating loss carryforwards of $24,750,000 and $9,890,000,  respectively. The federal and state net operating loss carryforwards began expiring  through 2028.  The Company also has federal and state research and development tax credit carryforwards of $166,000 and $130,000, respectively.

8.                                 Stockholders’ Deficit

Common Stock

On June 29, 2005, the Company entered into a one-year arrangement with Michael Brennan for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company issued 50,000 shares of common stock to Mr. Brennan each month and granted him three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. On August 2, 2006, Mr. Brennan was named Chief Executive Officer and was appointed to the Company’s Board of Directors.  His compensation arrangement continued under the same terms of the 2005 consulting agreement, but included an increased consulting fee of $15,000 per month; and the annual issuance of a two-year option to purchase 100,000 shares of common stock at $0.30 per share; and, from September 1 to December 31, 2007, the issuance of 50,000 shares of the common stock of the Company’s Nevada subsidiary per month.  During the twelve months ended October 31, 2009, pursuant to his compensation arrangement, Mr. Brennan received 600,000 shares of the Company’s common stock with an aggregate fair market value of $40,023 issued at prices ranging from $0.012 to $0.152 per share and options to purchase 100,000 shares of common stock with a fair market value of $14,772.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Also between November 1, 2008 and October 31, 2009, the Company issued a total of 300,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.012 to $0.152 per share and were expensed at a total cost of $20,011.

On December 1, 2008, Michael Brennan converted a total of $128,996 in accrued fees, expenses, principal loans and interest into 1,250,000 shares of common stock.

On December 15, 2008, the Company’s majority shareholder converted $400,000 in principal loans into 8,783,416 shares of common stock and forgave $39,746 in interest accrued on the loans.

Between December 15, 2008 and February 18, 2009, the Company issued a total of 5,058,474 shares of common stock upon the conversion of $50,000 in principal debentures sold by the Company during fiscal 2008.

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

On February 27, 2009, the Company major shareholder converted $300,000 in principal debentures and $3,370 in accrued interest into 31,592,467 shares of common stock.

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

On July 16, 2009, the Company’s Board of Directors authorized the issuance of 6,100,000 shares of common stock to various officers, directors, employees and consultants to the Company for services rendered.  The fair market value of the shares on the date of issuance was $0.1545 per share.

On September 3, 2009, the Company issued 5,899,997 shares of common stock to convert $410,000 in principal and $33,745 in accrued interest to settle a lawsuit brought by convertible debenture holders.

On October 2, 2009, for $75,000 in services rendered, the Company issued $1,071,429 shares of common stock to a consulting firm.

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

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock.  Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock.  As of October 31, 2009, there were no shares of Series C preferred stock issued or outstanding.

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder.  There were no shares of Series D preferred stock issued or outstanding at October 31, 2009.

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

9.                                 Stock Options and Warrants

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than five (5) years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.  All remaining options available under the Plan, 140,000, were granted under this plan to an employee during the fiscal year ended October 31, 2008.

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

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan
(“Stock Plan”) effective May 2, 2008.  Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors.   The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company.  The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt.  An additional 2,000,000 shares were issued under the Stock Plan on June 12, 2009 to a consultant.  See Note 8 – “Common Stock.”

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company issued 2,250,000 shares of common stock during the fiscal year ended October 31, 2008 and 500,000 shares of common stock on May 1, 2009 under the Plan.  See Note 8 – “Common Stock.”

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,435,000	$0.36	4.3	$—
Granted	2,800,000	0.12
Exercised	—	—
Expired	(75,000)	0.17
Canceled	—	—
Outstanding at October 31, 2008	4,160,000	0.16	3.0	$—
Granted	2,200,000	0.12
Exercised	—	—
Expired	(310,000)	0.28
Canceled	—	—
Outstanding at October 31, 2009	6,050,000	$0.11	2.8	$74,040

Summary information about the Company’s options outstanding at October 31, 2009 is set forth in the table below.  Options outstanding at October 31, 2009 expire between August 2010 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2009	Weighted Average Exercise Price
$0.02 - $0.15	5,050,000	3.0	$0.07	5,000,000	$0.07
$0.24 - $0.30	950,000	2.2	$0.29	950,000	$0.29
$0.78	50,000	0.8	$0.78	50,000	$0.11
TOTAL:	6,050,000			6,000,000

Total estimated unrecognized compensation from unvested stock options as of October 31, 2009 was approximately $6,500 which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

During the fiscal years ended October 31, 2008 and 2009, the Company granted warrants as follows:

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

On May 1, 2009, the Company granted a three-year warrant to purchase 500,000 shares of common stock at $0.03 per share to a consultant for services rendered.  The fair market value of the warrants, $44,920, was recorded as consulting expense as of the fiscal year ended October 31, 2009.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2009 and 2008 and changes during the years then ended.  Warrants outstanding at October 31, 2009 expire between July 2010 and May 2012.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2007	1,115,000	$0.22
Granted	500,000	0.10
Exercised	(200,000)	0.06
Expired	(675,000)	0.26
Outstanding at October 31, 2008	740,000	0.15
Granted	500,000	0.03
Exercised	—	—
Expired	(140,000)	0.41
Outstanding at October 31, 2009	1,100,000	$0.06

All of the 75,000 outstanding warrants issued by the Company’s subsidiary had expired as of the fiscal year ended October 31, 2008.

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2009 and 2008:

	2009	2008
Risk-free interest rate	1.96%	2.67%
Expected dividend yield	—	—
Expected stock price volatility	3.21	2.79
Expected life in years	4 years	3 years

Summary information about the Company’s warrants outstanding at October 31, 2009 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2009	Weighted Average Exercise Price
$0.03	500,000	2.5	$0.03	500,000	$0.03
$0.06 - $ 0.10	600,000	1.7	$0.09	600,000	$0.06
TOTAL:	1,100,000			1,140,000

10.           Litigation and Claims

Effective September 3, 2009, the Company settled all claims and counterclaims asserted in a lawsuit brought in New York State Supreme Court by Divine Capital Partners, LLC arising from the issuance of convertible debentures. Neither side admitted any liability in connection with the settlement.  As part of the settlement, a group of debenture holders agreed to extinguish their existing rights under $410,000 in principal debentures and $33,745 in interest in exchange for the immediate issuance of 5,899,997 unrestricted common shares of Micro Imaging stock. The settlement also provided for the release of any legal claim or interest by the debenture holders with respect to patents and patent rights which have been held by Micro Imaging.  Pursuant to the settlement, the Company realized a gain of $151,860 on penalties and additional interest waived by the debenture holders.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

11.                                Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006.  The lease provides the Company with an option to extend the lease for additional one-year terms through March 31, 2012.  The lease was extended in on April 1, 2009 for an additional year and the lease payment increased to $3,895 per month.  However, the lessor provided the Company a $974 discount on the monthly rate for the first four months of the extension.

Future minimum facilities lease payments as of October 31, 2009 are as follows:

2010	$19475
2011	$—

Employment Contracts

(a)           Michael W. Brennan

Effective August 2, 2006, the Company entered into a five-year employment agreement with Michael Brennan, the Company’s Chief Executive Officer that provides for a $5,000 monthly cash payment and 50,000 shares of the Company’s common stock for each month of service.  The cash compensation to Mr. Brennan increased to $15,000 per month effective on November 1, 2008.  For each year of service, Mr. Brennan will also be granted a two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.30 per share.  Such warrants are to vest at the conclusion of each year of service.  Between September 1 and December 31, 2007, Mr. Brennan also received 50,000 shares of the common stock of the Company’s subsidiary per month.  See also Note 14 - “Subsequent Events.”

(b)           George R. Farquhar

Effective August 1, 2006, the Company entered into a five-year employment arrangement with Mr. Farquhar to provide consulting services in connection with administrative activities, as well as financial and marketing matters.  The agreement provides for a $5,000 monthly cash payment and 25,000 shares of common stock for each month of service.  If the agreement is terminated by the Company, Mr. Farquhar is entitled to one year of monthly cash payments.   Effective August 1, 2007, Mr. Farquhar’s cash compensation was increased to $7,500 per month and, between September 1 and December 31, 2007, he also received 25,000 shares of the common stock of the Company’s subsidiary per month.  See also Note 14 - “Subsequent Events.”

12.                                 Related Party Transactions

See Notes 6, 8, 9, 11, and 14 for related party transactions.

13.           Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary, and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan was $8031 and $4,701 for the fiscal years ended October 31, 2008 and 2009, respectively.

14.                                 Subsequent Events (Unaudited)

In accordance with this consulting arrangement, between November 1, 2009 and December 31, 2009, the Company issued 100,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The Company issued a total of 50,000 shares of common stock between November 1 and December 31, 2009 to a consultant to the Company under the terms of his consulting agreement.

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of legal fees accrued between May and October 2009 in regard to the Divine Capital litigation.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of legal fees accrued between July 2007 and October 2009.

Between November 27, 2009 and January 12, 2010, the Company issued 2,000,000 shares of common stock as partial consideration for $100,000 in loans received from three lenders.

On January 7, 2010, the Board of Directors  approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  The Board also authorized the issuance under the plan of up to 2 million shares to a consultant for services.