Form 10-Q
period 2010-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-03-22
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2010

MICRO IMAGING TECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California  92673
(Address of principal executive offices)          (Zip Code)

Registrant’s telephone number, including area code:  (949) 485-6001

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

At March 17, 2010, 126,619,187 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

January 31,
2010
ASSETS
Current assets:
Cash	$(6,584)
Inventories	90,904
Prepaid expenses	11,799
Total current assets	96,119

Fixed assets, net	38,587

Unamortized prepaid costs and fees related to issuance of convertible debentures	17,671

Total assets	$152,377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$319,000
Trade accounts payable	361,542
Accounts payable to officers and directors	238,268
Accrued payroll	126,882
Other accrued expenses	51,030
Total current liabilities	1,096,722

Long term liabilities:
Convertible debentures	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2010.	26,000
Total long term liabilities	101,000

Total liabilities	1,197,722

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 125,019,187 shares issued and outstanding at January 31, 2010.	1,250,192
Additional paid-in capital	37,714,957
Equity attributable to non-controlling interest	16,915
Accumulated deficit from previous operating activities	(27,809,201)
Deficit accumulated during the development stage	(12,218,208)
Total stockholders' deficit	(1,045,345)
Total liabilities and stockholders' (deficit)	$152,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2010
	2010	2009	(Unaudited)

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	132,371	238,149	3,788,492
Sales, general and administrative	198,778	138,941	5,155,983

Total operating expenses	331,149	377,090	8,944,475

Loss from operations	(331,149)	(377,090)	(8,916,361)

Other income (expense):
Interest income	-	-	11,353
Interest expense	(108,741)	(70,965)	(3,469,467)
Other income (expense), net	-	39,746	164,267
Other income (expense), net	(108,741)	(31,219)	(3,293,847)

Loss from operations:
Before provision for income tax	(439,890)	(408,309)	(12,210,208)
Provision for income tax	(1,600)	(1,600)	(8,000)
	(441,490)	(409,909)	(12,218,208)

Net loss attributable to:
Non-controlling interest	(25,813)	(46,190)	(881,953)
Micro Imaging Technology, Inc. stockholders	(415,677)	(363,719)	(11,336,255)
Net loss	$(441,490)	$(409,909)	$(12,218,208)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Shares used in computing net loss per share, basic and diluted	122,268,638	46,597,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period
			from
			November 1, 2005
			through
	January 31,		January 31, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net loss	$(441,490)	$(409,909)	$(12,218,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,984	7,102	105,250
Amortization of costs and fees related to convertible debentures	2,101	56,405	648,462
Common stock issued for services	75,000	-	1,428,377
Common stock issued to officers and directors for services	9,263	5,063	2,474,248
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	49,018	-	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	1,995	747	565,999
Costs and fees related to issuance of convertible debt	100,000	-	2,200
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	-	13,792
Inventories	-	(679)	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	(7,827)	17,054	237,166
Accounts payable to officers and directors	53,262	45,056	292,722
Accrued payroll and other expenses	42,962	(27,640)	64,816
Net cash used in operating activities	(108,732)	(306,801)	(3,827,621)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,300)	(137,354)
Net cash used in investing activities	-	(1,300)	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative period
			from
			November 1, 2005
			through
	January 31,		January 31, 2010
	2010	2009	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	(11,000)	(1,073,000)
Proceeds from issuance of convertible debentures	-	200,000	865,000
Proceeds from issuance of notes payable to a related party	-	150,000	1,005,800
Proceeds from issuance of notes payable	100,000	-	100,000
Proceeds from issuance of common stock, net	-	-	1,865,294
Net cash provided by financing activities	100,000	339,000	2,763,094

Net change in cash	(8,732)	30,899	(1,201,882)

Cash at beginning of period	2,148	1,255	1,195,298

Cash at end of period	$(6,584)	$32,154	$(6,584)

Supplemental Disclosure of Cash Flow Information

Interest paid	$760	$707	$7,330
Income taxes paid	$1,600	$1,600	$17,040

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$-	$116,667

Conversion of notes payable, majority stockholder, to shares of common stock	$-	$400,000

Conversion of other notes payable to shares of common stock	$-	$30,000

Issuance of common stock in payment of liabilities	$-	$128,996

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of January 31, 2010, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2010.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2010 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2009, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 16, 2010.

3.	Related Party Transactions

See Note 5 – “Convertible Debentures”, Note 6 – “Notes Payable” and Note 9 – Subsequent Events.”

4.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2009 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since November 1, 2009. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Stock Based Compensation

Share-based compensation costs for stock options issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $1,995 on options and warrants granted in prior periods that vested during the three months ended January 31, 2010.

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

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan (“Stock Plan”) effective May 2, 2008.  Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors.   Between May 2008 and November 2009, 2,634,472 shares of common stock were issued under the Stock Plan to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due to consultants and corporate counsel of the Company.

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company granted 2,250,000 options under the Plan during the fiscal year ended October 31, 2008.  In May 2009, the Company granted 500,000 shares, valued at $28,088, under the Plan to Michael Brennan.  In November, 2009, the Company issued 1,300,000 shares valued at $49,018 to legal firms rendering services to the Company for accrued fees.

On January 7, 2010, the Board of Directors authorized the formation of the 2010 Employee Benefit Plan which is authorized to grant up to 12 millions shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  On January 7, 2010, the Company issued 2 million shares of common stock under the Plan to a consultant for services rendered in the sum of $75,000.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2009	6,050,000	$0.11	2.8	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2010	6,050,000	$0.11	2.6	$—

Summary information about the Company’s options outstanding at January 31, 2010 is set forth in the table below.  Options outstanding at January 31, 2010 expire between August 2010 and January 2016.

Range of Exercise Prices	Options Outstanding January 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	5,050,000	2.7	$0.07	5,050,000	$0.07
$ 0.24 - $0.30	950,000	2.0	$0.29	950,000	$0.29
$ 0.78	50,000	0.5	$0.78	50,000	$0.78
TOTAL:	6,050,000			6,050,000

As of January 31, 2010, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the second quarter of 2010.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective for annual periods beginning after November 15, 2009.   The Company does not have any variable-interest entities.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

5.	Convertible Debentures

Anthony M. Frank

In December 2008, the Company authorized a private offering to sell up to $2,500,000 in convertible debentures.  On March 16, 2009, the Company’s largest stockholder, Anthony M. Frank, purchased $75,000 of the convertible debentures.  The debenture matures on March 16, 2012 and is convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 80% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before three months at 120% of the principal value, plus interest; or 2) if after three months, at 131% of principal, plus interest.

During the three months ended January 31, 2010, expensed $1,890 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.  The Company expensed $2,100 of this cost during the three months ended January 31, 2010.

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  The loans are due upon demand and accrue interest at the rate of 6% per annum.  The Company has recorded $3,778 in interest expense as of January 31, 2010 on these loans.

On June 24, 2009, an unaffiliated shareholder loaned the Company $60,000 at 6% annual interest.  The loan is due upon demand and has accrued $2,180 in interest as of January 31, 2010.

Our largest shareholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at 6% per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $1,389 in interest on the loan as of January 31, 2010.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

Between November 27, 2009 and January 12, 2010, the Company borrowed $100,000 from three unaffiliated lenders.  The loans mature in 12 months, bear interest at 6% per annum and required the Company to make payments on the loans each fiscal quarter from a sinking fund to be established from any proceeds received from operating profits, proceeds derived from a securities purchase agreement entered into with Ascendiant Capital Group in October 2009, and/or from other equity funding.  The loans are convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  As additional consideration for the loan, the lender receives restricted common stock, the number of which is determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.  The Company recorded an expense of  $100,000 related to the beneficial interest of this consideration.

As of January 31, 2010, the Company had issued 2,000,000 shares of common stock in exchange for the above $100,000 in loans and has expensed $668 in interest accrued on the loans.  See also Note 9 – “Subsequent Events.”

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the three months ended January 31, 2010 and 2009 was $394.50 and $1,617, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the three months ended January 31, 2010, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.034 to $0.05 per share.  The aggregate fair market value of the shares was determined to be $6,175.

The Company issued 75,000 shares of common stock to a consultant of the Company, during the three months ended January 31, 2010 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.034 to $0.05 per share, with an aggregate fair market value of $3,088.

Between November 27, 2009 and January 12, 2010, the Company issued 2,000,000 shares of common stock as partial consideration for $100,000 in loans received from three lenders.

On January 7, 2010, the Board of Directors  approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  The Board also authorized the issuance under the Plan of 2 million shares to a consultant for services and expensed $75,000 in consulting fees.

Common Stock Issued in Cancellation of Debt

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of $29,018 in legal fees accrued between May and October 2009 in regard to litigation conducted with Divine Capital Group.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of $20,000 in legal fees accrued between July 2007 and October 2009.

See also Note 6 – “Notes Payable.”

9.	Subsequent Events

During February 2010, the Company received an additional $80,000 in loans from unaffiliated lenders.  Similar to the convertible loans discussed under Note 6 – “Notes Payable,”  the Company issued shares of common stock as additional consideration for the loans.  A total of 1,600,000 shares of common stock were issued for these loans and one lender also received a two-year warrant to purchase 500,000 shares of common stock at $0.03 per share.

In February, 2009, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the corporate name to Micro Identification Technologies, Inc.  The Company is in the process of taking the appropriate formal steps to effect the change.

On March 16, 2010, Mr. Anthony Frank, the Company’s largest shareholder, agreed to loan the Company $20,000 under the terms of the convertible notes discussed in Note 6 – “Notes Payable.”

Subsequent events have been evaluated through March 17, 2010, which is the date these condensed consolidated financial statements were issued.

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

Results of Operations

References to fiscal 2010 and fiscal 2009 are for the three month periods ended January 31, 2010 and 2009, respectively.

The Company had no sales revenue during the three months ended January 31, 2010.

Research and development expenses for the three months ended January 31, 2010 increased by $105,778 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects reductions in expenditures across the board, particularly in consulting and labor-related expenses.  The decrease also reflects that $40,000 in accounting expenses incurred during the three months ended January 31, 2009 were incurred subsequent to fiscal 2010.

Sales, general and administrative expenses increased by $59,837 for the three months ended January 31, 2010 compared to the prior year period.  The increase primarily reflects a $69,800 increase in consulting expenses offset by reductions in expenses relating to shareholder relations costs.

The Company realized no interest income during the three months ended January 31, 2010 as investment capital was utilized to sustain operations.  Interest expense for the three months ended January 31, 2010 increased by $37,776 compared to the prior period.   The increase reflects the $100,000 in costs associated with the issuance of common stock as additional consideration for loans received during fiscal 2010.  Since the majority of debentures issued during fiscal 2008 and 2009 were converted and their beneficial conversion features fully amortized, this increase was partially offset a reduction in the expenses related to the prior year debentures.

Components of other income, other than interest, decreased by $39,746 for the three months ended January 31, 2010, compared to the prior year period.  The income during fiscal 2009 reflected the gain realized by the Company on the forgiveness by our majority shareholder of $39,746 in accrued interest on loans converted to common stock.  No such transactions occurred during the current fiscal period.

We recorded the minimum state income tax provision in fiscal 2010 and 2009 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2010, we had working capital deficit of $1,000,603.  This represents a working capital decrease of $197,130 compared to that reported at October 31, 2009. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our primary source of cash during the three months ended January 31, 2010 has been from loans totaling $100,000.  Management estimates that it required working capital approximating $36,000 per month to maintain operations during fiscal 2010, compared to the approximate $86,000 per month expended during fiscal 2009.

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

During February, 2010, we received $80,000 in short term loans which are convertible into common shares at any time prior to their one-year maturity date.  The loans bear interest at 6% per annum and as additional consideration for the loan, the lender receives a number of restricted common shares which is determined by the amount of the loan.  We received an additional $20,000 in loan proceeds from our largest shareholder during March 2010.  Additional lenders have expressed an interest in the convertible loan arrangement as well.

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

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through April 2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

Between November 1, 2009 and January 31, 2010, the Company issued a total of 150,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.034 to $0.05 per share, for an aggregate compensation expense of $6,175 as of the three months ended January 31, 2010.

Also between November 1, 2009 and January 31, 2010, the Company issued a total of 75,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.034 to $0.05 per share and were expensed at a total cost of $3,088 as of January 31, 2010.

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of $29,018 in legal fees accrued between May and October 2009 in regard to the Divine Capital litigation.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of $20,000 in legal fees accrued between July 2007 and October 2009.

Between November 27, 2009 and January 12, 2010, the Company issued 2,000,000 shares of common stock as partial consideration for $100,000 in loans received from three lenders.  The fair market value of the shares aggregated $100,000.

On January 7, 2010, the Board of Directors  approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  The Board also authorized the issuance under the plan of 2 million shares to a consultant for services.  The Company recorded $75,000 in consulting expense on the issuance.

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

Da Dated: March 17, 2010	MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)