Form 10-K/A
period 2009-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-06-09
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes  ☐   No  ☒

The registrant’s revenues for the twelve months ended October 31, 2009 were $18,000.

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Micro Imaging Technology, Inc. (“Company”) in its entirety for the year ended October 31, 2009, originally filed with the Securities and Exchange Commission on December 29, 2009.  This Amendment provides the information required by Item 308T of Regulation S-K, Item 9A, Annual Report on Internal Control over Financial Accounting, which was not included in the original filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

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

On October 2, 2009, Micro Imaging Technology, Inc. entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.  Under the Agreement, Ascendiant has agreed to purchase up to $3,000,000 of the Company’s common stock during a 36-month period which will commence once the Company has filed the required Registration Statement and it has been declared effective by the Securities and Exchange Commission.  At that time, the Company may request up to a $100,000 maximum drawdown under the Agreement every twelve (12) trading days based on the formula indicated below.  There is no minimum amount required for a drawdown and while the Company is under no obligation to request any drawdowns, Ascendiant is obligated to purchase the shares if the Company does make a request.   The Securities Purchase Agreement with Ascendiant Capital Group, LLC  was terminated by the Company on May 6, 2010.

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

In the opinion of management, available funds and funds anticipated from forthcoming equity sales are expected to satisfy our working capital requirements through June 2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Dated: June 7, 2010

MICRO IMAGING TECHNOLOGY, INC.

/S/ MICHAEL W. BRENNAN
MICHAEL W. BRENNAN
Chairman and Chief Executive Officer
(principal executive officer)

/S/ VICTOR A. HOLLANDER
VICTOR A. HOLLANDER
Director and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ Michael W. Brennan	Chairman and Chief Executive Officer	June 7, 2010
MICHAEL W. BRENNAN	(principal executive officer)

/S/ Victor A. Hollander	Director and Chief Financial Officer	June 7, 2010
VICTOR A. HOLLANDER	(principal financial and accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, negative working capital, recurring losses with an accumulated deficit of $39,585,919 at October 31, 2009, and is seeking to implement its business plan, which requires the Company to complete the development and marketing of the new product and/or raise capital through the sale of the Company’s common stock or borrowings.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Jeffrey S. Gilbert, CPA

Los Angeles, California
February 9, 2010

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Balance Sheet

	October 31,
	2009	2008
ASSETS
Current assets:
Cash	$2,148	$1,255
Inventories	90,904	98,497
Prepaid expenses	11,799	11,799
Total current assets	104,851	111,551

Fixed assets, net	45,571	72,135

Unamortized prepaid costs and fees related to issuance of convertible debentures	19,772	410,713

Total assets	$170,194	$594,399
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholders	$219,000	$318,000
Trade accounts payable	369,369	200,459
Accounts payable to officers and directors	185,006	89,245
Accrued payroll	89,800	36,391
Other accrued expenses	45,149	88,022
Total current liabilities	908,324	732,117

Long term liabilities:
Convertible debentures	75,000	460,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2009.	26,000	26,000
Total long term liabilities	101,000	486,000

Total liabilities	1,009,324	1,218,117

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 119,494,187 shares issued and outstanding at October 31, 2009.	1,194,942	404,853
Additional paid-in capital	37,551,847	35,081,456
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(11,776,718)	(8,300,826)
Total stockholders' (deficit)	(839,130)	(623,718)
Total liabilities and stockholders' (deficit)	$170,194	$594,399

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Statements of Operations

For  the Two Years in the Periods Ended October 31, 2009 and 2008
 and Cumulative period from November 1, 2005 through October 31, 2009

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For  the Two Years Ended October 31, 2009 and 2008

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2007	32,215,781	$322,158	33,133,341	$(33,648,051)	$(192,552)

Common stock issued to officers for services, $0.35 per share	75,000	750	25,500	-	26,250
Common stock issued to officers for services, $0.30 per share	75,000	750	21,750	-	22,500
Common stock issued to officers for services, $0.27 per share	75,000	750	19,500	-	20,250
Common stock issued to officers for services, $0.25 per share	225,000	2,250	54,000	-	56,250
Common stock issued to officers for services, $0.23 per share	75,000	750	16,500	-	17,250
Common stock issued to officers for services, $0.20 per share	75,000	750	14,250	-	15,000
Common stock issued to officers for services, $0.18 per share	75,000	750	12,750	-	13,500
Common stock issued to officers for services, $0.15 per share	75,000	750	10,500	-	11,250
Common stock issued to officers for services, $0.14 per share	75,000	750	9,750	-	10,500
Common stock issued to officers for services, $0.035 per share	75,000	750	1,875	-	2,625

Common stock issued to officers, directors and consultants for debt, $0.30 per share	584,472	5,845	169,497	-	175,342

Common stock issued to consultants for services, $0.28 per share	1,000,000	10,000	270,000	-	280,000
Common stock issued to consultants for services, $0.25 per share	275,000	2,750	66,000	-	68,750
Common stock issued to consultants for services, $0.08 per share	250,000	2,500	17,500	-	20,000

Common stock issued to officers and directors for consulting services, $0.27 per share	1,000,000	10,000	260,000	-	270,000
Common stock issued to officers and directors for consulting services, $0.05 per share	2,000,000	20,000	80,000	-	100,000

Common stock issued in private placement offering, $0.167 per share -	360,000	3,600	56,400	-	60,000
Common stock issued in private placement offering, $0.12 per share -	1,100,000	11,000	121,000	-	132,000

Common stock issued as commission, $0.40 per share	600,000	6,000	234,000	-	240,000

Common stock issued upon exercise of warrants, $0.06 per share	200,000	2,000	10,000	-	12,000

Common stock of subsidiary issued to employees and consultants, $0.001 per share -	-	-	150	-	150

Options and warrants granted to employees and consultants for services	-	-	323,860	-	323,860

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	153,333	-	153,333
Net loss				(2,461,976)	(2,461,976)
Balance, October 31, 2008	40,485,253	$404,853	35,081,456	$(36,110,027)	$(623,718)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For  the Two Years Ended October 31, 2009 and 2008

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

For  the Two Years Ended October 31, 2009and 2008
and Cumulative period from November 1, 2005 through October 31, 2009

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For  the Two Years Ended October 31, 2009and 2008
and Cumulative period from November 1, 2005 through October 31, 2009

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

2.                                       Basis of Presentation

The Company incurred net losses from continuing operations of $3,475,892 and $2,461,976 for the fiscal years ended October 31, 2009 and 2008, respectively.  At October 31, 2009 the Company had an accumulated deficit of $39,585,919 and is in default under the redemption provisions of its redeemable preferred stock (Note 8).  These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital through the sale of assets in fiscal 2005 and in the prior and current fiscal years through loans from an individual who is a related party and the largest stockholder, through the sale of convertible debentures and through the sale of the Company’s common stock in various private placement transactions.

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

Stock Based Compensation

The Company measures share based compensation at the grant date, based on the fair value of the award using the Black-Scholes Option Pricing Model, and recognizes such compensation as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $101,234 and $323,861 on options and warrants that vested during the fiscal years ended October 31, 2009 and 2008, respectively.

The activity under the Company’s stock option plans are included in Note 9.

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

New Accounting Pronouncements

On May 28, 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”) or ASC 855-10, Subsequent Events (“ASC 855-10”), which requires entities to evaluate subsequent events through the date financial statements are issued. Existing guidance on subsequent events was part of the AICPA Auditing Standards. FAS 165 or ASC 855-10 is not intended to change existing practice. It requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. FAS 165 or ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.  The Company adopted FAS 165 commencing May 1, 2009.  It has had no material impact on the Company’s financial statements.  The Company has evaluated subsequent events through February 9, 2010, which is the date these financial statements were issued.

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

5.           Convertible Debentures

Divine Capital Markets

On March 27, 2008, the Company entered into a Securities Purchase Agreement with Divine Capital Markets which acted as a Placement Agent seeking buyers for a minimum amount of $250,000 and a maximum aggregate amount of $800,000 of secured convertible debentures from the Company.  Between April 17, 2008 and October 31, 2008, the Company sold a total of $460,000 in such debentures bearing interest at 6% per annum.  As of October 31, 2009, the Company had expensed $33,745 in interest.  The debentures mature on the third anniversary of the final closing date on which the final debentures are sold as determined by the Placement Agent.  The debentures were secured by the Company’s intellectual property and are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.

The Company paid a total of $97,800 in cash fees and commissions relating to these debentures and issued 600,000 shares of common stock as a commission to the Placement Agent valued at $240,000, or $0.40 per share.  The fees and commissions to be expensed over the life of the loans.  The intrinsic value of the beneficial conversion feature (which represents the 25% discount in the conversion price of the common stock) was determined to be $153,333 and was to be amortized over the three-year life of the loans.    However, the Company accelerated amortization when the debentures were converted in September 2009 and fully expensed the remaining balance at that time.

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On February 27, 2009, Mr. Frank elected to convert all of the above $300,000 in debentures, plus $3,288 in interest accrued thereon, into common stock at $0.0096 per share.  He received a total of 31,592,467 shares upon the conversion.  The intrinsic value of the beneficial conversion feature (which represents the 20% discount in the conversion price of the common stock) for the debentures purchased by Mr. Frank was determined to be $150,000 and was fully amortized when the debentures were converted in February 2009.

On March 16, 2009, Mr. Frank purchased an additional $75,000 debenture for which the Company has expensed $4,705 in accrued interest as of October 31, 2009.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.

6.                                       Notes Payable to an Officer and Shareholders

At October 31, 2009 and 2008, notes payable to an officer and to the majority shareholder consisted of the following:

	2009	2008
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10,2010.	$64,000	$—

Unsecured notes payable to stockholder of the Company; principal and interest at 6% due on demand.	60,000	—

Unsecured notes payable to officer/director of the Company; principal and interest at 6% due on demand.	95,000	—

Note payable to major stockholder, collateralized by the Company’s public shell structure; principal and interest at 12% due in full on March 5, 2009.	$—	$250,000

Unsecured notes payable to officer/director of the Company; principal and interest at 8% due on demand.	—	68,000
	219,000	318,000
Less current maturities	$219,000	$318,000

Long term portion of notes payable	$—	$—

7.                                    Income Taxes

At October 31, the components of the income tax expense are as follows:

	2009	2008
Current tax expense:
Federal	$—	$—
State	1,600	1,600
Total corporate tax expense	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

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

As of October 31, 2009, the Company has federal and state net operating loss carryforwards of $24,750,000 and $9,890,000,  respectively. The federal and state net operating loss carryforwards began expiring  through 2028.  The Company also has federal and state research and development tax credit carryforwards of $166,000 and $130,000, respectively.

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

On October 2, 2009, for $75,000 in services rendered, the Company issued 1,071,429 shares of common stock to a consulting firm.

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

The values of the consideration received were based on the values of the options granted.  The values of the options were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2009 and 2008.

	2009	2008
Risk-free interest rate	1.96%	2.88%
Expected dividend yield	—	—
Expected stock price volatility	3.21	2.79
Expected life in years	4 years	3 years

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