Form 10-Q
period 2010-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-06-21
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒.

At June 14, 2010, 153,269,187 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
April 30, 2010
(Unaudited)

	April 30,	October 31,
	2010	2009
ASSETS

Current assets:
Cash	$6,254	$2,148
Inventories	90,904	90,904
Prepaid expenses	187,690	11,799
Total current assets	284,848	104,851

Fixed assets, net	31,830	45,571

Unamortized prepaid costs and fees related to issuance of convertible debentures	11,729	19,772

Total assets	$328,407	$170,194

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Notes payable to stockholder	$749,000	$219,000
Trade accounts payable	401,715	369,369
Accounts payable to officers and directors	56,043	185,006
Accrued payroll	148,726	89,800
Other accrued expenses	59,554	45,149
Total current liabilities	1,415,038	908,324

Long term liabilities:
Convertible debentures	75,000	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2010.	26,000	26,000
Total long term liabilities	101,000	101,000

Total liabilities	1,516,038	1,009,324

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 142,094,187 shares issued and outstanding at April 30, 2010.	1,420,942	1,194,942
Additional paid-in capital	38,337,077	37,534,932
Equity attributable to non-controlling interest	16,915	16,915
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(13,153,365)	(11,776,718)
Total stockholders' (deficit)	(1,187,632)	(839,130)
Total liabilities and stockholders' (deficit)	$328,406	$170,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
April 30, 2010 and April 30, 2009
 (Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Six months ended		through
	April 30,		April 30,		April 30, 2010
	2010	2009	2010	2009	(Unaudited)

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	176,251	237,074	308,622	475,223	3,964,743
Sales, general and administrative	258,415	291,352	457,193	430,293	5,414,398

Total operating expenses	434,666	528,426	765,815	905,516	9,379,141

Loss from operations	(434,666)	(528,426)	(765,815)	(905,516)	(9,351,027)

Other income (expense):
Interest income	1	-	1	-	11,354
Interest expense	(500,491)	(640,541)	(609,232)	(711,506)	(3,969,958)
Other income (expense), net	-	-	-	39,746	164,267
Total other income (expense), net	(500,490)	(640,541)	(609,231)	(671,760)	(3,794,337)

Loss from operations:
Before provision for income tax	(935,156)	(1,168,967)	(1,375,046)	(1,577,276)	(13,145,364)
Provision for income tax	-	-	(1,600)	(1,600)	(8,000)
	(935,156)	(1,168,967)	(1,376,646)	(1,578,876)	(13,153,364)
Net loss attributable to:
Non-controlling interest	(34,217)	(45,765)	(60,030)	(91,955)	(941,983)
Micro Imaging Technology, Inc. stockholders	(900,939)	(1,123,202)	(1,316,616)	(1,486,921)	(12,211,381)
Net loss	$(935,156)	$(1,168,967)	$(1,376,646)	$(1,578,876)	$(13,153,364)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Shares used in computing net loss per share, basic and diluted	132,033,107	90,813,278	127,057,659	73,118,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
April 30, 2010 and April 30, 2009
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Six months ended		through
	April 30,		April 30, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,376,646)	$(1,578,876)	$(13,153,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,741	7,102	112,007
Amortization of costs and fees related to convertible debentures	1,793	56,405	648,154
Common stock issued for services	368,138	-	1,721,515
Common stock issued to officers and directors for services	35,500	5,063	2,500,485
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	49,018	-	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	26,740	747	590,744
Costs and fees related to issuance of convertible debt	555,000	-	457,200
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	(175,891)	-	(162,099)
Inventories	-	(679)	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	32,346	17,054	277,339
Accounts payable to officers and directors	176,037	45,056	415,497
Accrued payroll and other expenses	73,330	(27,640)	95,184
Net cash used in operating activities	(220,894)	(1,475,768)	(3,939,783)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,300)	(137,354)
Net cash used in investing activities	-	(1,300)	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
April 30, 2010 and April 30, 2009
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Six months ended		through
	April 30,		April 30, 2010
	2010	2009	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	(11,000)	(1,073,000)
Proceeds from issuance of convertible debentures	-	200,000	865,000
Proceeds from issuance of notes payable to a related party	-	150,000	1,005,800
Proceeds from issuance of notes payable	225,000	-	225,000
Proceeds from issuance of common stock, net	-	-	1,865,294
Net cash provided by financing activities	225,000	339,000	2,888,094

Net change in cash	4,106	(1,138,068)	(1,189,044)

Cash at beginning of period	2,148	1,255	1,195,298

Cash at end of period	$6,254	$(1,136,813)	$6,254

Supplemental Disclosure of Cash Flow Information

Interest paid	$2,041	$707	$8,611
Income taxes paid	$1,600	$1,600	$17,040

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$(6,250)	$116,667

Conversion of notes payable, majority stockholder, to shares of common stock	$-	$400,000

Common stock issued in consideration for loans	$305,000	$-

Conversion of other notes payable to shares of common stock	$-	$30,000

Issuance of common stock in payment of liabilities	$-	$128,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

Forward-Looking Statements

This Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing.  Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or circumstances, or otherwise.

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of April 30, 2010, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2010.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is considered a development stage enterprise.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2010 and results of operations for the periods presented.

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

Stock Based Compensation

Stock-based compensation costs for stock options issued to employees is measured at the grant date, based on the fair value of the award using the Black Scholes Option Pricing Model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized stock-based compensation expense of $1,995 on options and warrants granted in prior periods that vested during the six months ended April 30, 2010.  The Company also recognized stock-based compensation expense of $24,745 on warrants granted during February 2010.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

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

On January 7, 2010, the Board of Directors authorized the formation of the 2010 Employee Benefit Plan which is authorized to grant up to 12 millions shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  During the six months ended April 30, 2010, the Company issued 2 million shares of common stock under the Plan to a consultant for services rendered in the sum of $75,000.  See Note 9 – “Subsequent Events.”

The following table summarizes information about options granted under the Company’s equity compensation plans through April 30, 2010 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2009	6,050,000	$0.11	2.8	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at April 30, 2010	6,050,000	$0.11	2.3	$—

Summary information about the Company’s options outstanding at April 30, 2010 is set forth in the table below.  Options outstanding at +April 30, 2010 expire between August 2010 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	5,050,000	2.7	$0.07	5,050,000	$0.07
$ 0.24 - $0.30	950,000	2.0	$0.29	950,000	$0.29
$ 0.78	50,000	0.5	$0.78	50,000	$0.78
TOTAL:	6,050,000			6,050,000

As of April 30, 2010, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. ASU 2010-6 is effective for fiscal years beginning after December 15, 2009.  The adoption of this ASU has not had an impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.  The Company does not have any variable-interest entities.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

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

During the six months ended April 30, 2010, expensed $3,719 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature (which represents the 20% discount in the conversion price of the common stock) was determined to be $18,750 and is being amortized over the three-year life of the debenture.  The Company expensed $1,792 of this cost during the six months ended April 30, 2010.

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  On February 15, 2010, Mr. Brennan transferred title to $25,000 in principal loans to an unaffiliated third party.  This loan was reclassified into a convertible term note with provisions identical to the “Convertible Term Loans” discussed below in this Note 6. The loans from Mr. Brennan are due upon demand and accrue interest at the rate of 6% per annum.  The Company has recorded $4,802 in interest expense as of April 30, 2010 on these loans.

On June 24, 2009, an unaffiliated stockholder loaned the Company $60,000 at 6% annual interest.  The loan is due upon demand and has accrued $3,058 in interest as of April 30, 2010.

Our largest stockholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at 6% per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $2,336 in interest on the loan as of April 30, 2010.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

Convertible Term Loans

Between November 1, 2009 and March 2010, the Company borrowed $155,000 from five unaffiliated lenders and $20,000 from our largest stockholder.  The Convertible Term Loans mature in 12 months, bear interest at 6% per annum and require the Company to make payments on the loans each fiscal quarter from a sinking fund to be established from any proceeds received from operating profits, proceeds derived from a securities purchase agreement entered into with Ascendiant Capital Group in October 2009 (see Note 9 – “Subsequent Events”), and/or from other equity funding.  The loans are convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  As additional consideration for the loan, the lender receives restricted common stock, the number of which is determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.  One lender also received a two-year warrant to purchase 500,000 shares of common stock at $0.03 per share as additional consideration for a $30,000 loan.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

During April 2010, the Company borrowed an additional $50,000 under the terms of the above Convertible Term Loans.  However, these loans provide that they are convertible, at the option of the lender, into common stock at a 20% discount to fair market value of $0.05 per share, whichever is greater.  One of the loans does not require the Company to establish a sinking fund.

Including the $25,000 loan transferred by Mr. Brennan as discussed above, as of April 30, 2010, the Company had issued 5,000,000 shares of common stock in exchange for all of the above $250,000 in loans and has expensed $1,998 in interest accrued on the loans.  See also Note 9 – “Subsequent Events.”

On April 9, 2010, our Chief Executive Officer, Michael Brennan and our Chief Financial Officer, Victor Hollander, converted $90,000 and $160,000, respectively, into convertible term loans.  Also on April 9, 2010, a consultant to the Company converted $55,000 into a convertible term loan.  The funds converted represented unpaid fees and expenses that had been accrued on the Company’s books.  The terms of the loans are identical to the above Convertible Term Loans received through March 2010 and provide for the issuance of shares as additional consideration.  Consequently, the Company expensed $305,000 on the issuance of  6,100,000 shares of common stock for these loans and expensed $1,053 in interest accrued on the loans as of April 30, 2010   See also Note 8 – “Securities Transactions - Common Stock issued to Officers, Directors and Certain Consultants.”

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the six months ended April 30, 2010 and 2009 was $639 and $2,840, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the six months ended April 30, 2010, pursuant to his compensation arrangement, the Company issued 300,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.034 to $0.05 per share.  The aggregate fair market value of the shares was determined to be $12,425.

The Company issued 150,000 shares of common stock to a consultant of the Company, during the six months ended April 30, 2010 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.034 to $0.05 per share, with an aggregate fair market value of $6,213.

On April 9, 2010, the Company issued 6,100,000 shares of common stock on the conversion of an aggregate of $305,000 in fees and expenses into convertible term notes by the Company’s Chief Executive Officer, Chief Financial Officer and a consultant to the Company.   The Company expensed $305,000 as the fair market value of the shares issued as additional consideration.

On January 7, 2010, the Board of Directors  approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  During the six months ended April 30, 2010, the Board authorized the issuance under the Plan of 4 million shares to two consultants for services and expensed $155,000 in consulting fees.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

On March 17, 2010, the Company issued a total of 5,000,000 shares of common stock to two consultants for investor relations services to be rendered over a one-year term.  The fair market value of the shares was determined to be $200,000, or $0.04 per share, and will be amortized over one year.  The Company expensed $24,110 as consulting fees as of April 30, 2010 pursuant to the issuance of these shares and recorded the balance of the value, or $175,890, as prepaid expenses.On April 6, 2010, the Company issued 750,000 shares of common stock in conjunction with an Investment Agreement which it entered into on May 4, 2010 with Dutchess Opportunity Fund, II, LP (Dutchess).  Pursuant to the Agreement, Dutchess has committed to purchase up to $5,000,000 of the Company’s common stock over a three-year period.   The fair market value of the stock issued to Dutchess was determined to be $30,000.  See Note 9 – “Subsequent Events.”

Common Stock and Warrants Issued in Consideration for Loans

Between November 1, 2009 and April 30, 2010, the Company issued 5,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock as partial consideration for $250,000 in convertible term loans received from various lenders.  Of such loans, $20,000 was received from our largest stockholder and $25,000 was a loan made from our Chief Executive Officer, Michael Brennan, if fiscal 2009 and transferred to an unaffiliaited third party in February 2010.

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

9.	Subsequent Events

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

On May 4, 2010, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Line”).  The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 125,000,000 (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at nine-five percent (95%) of the lowest daily VWAP of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily VWAP of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, but not the obligation, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

There are circumstances under which the Company will not be entitled to put shares to Dutchess, including the following:

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

•	the Company will not be entitled to put shares to Dutchess unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Dutchess;

•	the Company will not be entitled to put shares to Dutchess unless its common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange;

•	the Company will not be entitled to put shares to Dutchess to the extent that such shares would cause Dutchess's beneficial ownership to exceed 4.99% of our outstanding shares; and

•	the Company will not be entitled to put shares to Dutchess prior to the closing date of the preceding put.

The Investment Agreement further provides that the Company and Dutchess are each entitled to customary indemnification from the other for any losses or liabilities we or it suffers as a result of any breach by the other of any provisions of the Investment Agreement or our registration rights agreement with Dutchess, or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party's execution, delivery, performance or enforcement of the Investment Agreement or the registration rights agreement.

The Investment Agreement also contains representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a stockholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts.

The Company also entered into a Registration Rights Agreement with Dutchess on May 4, 2010.  Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. The Company agreed to file with the SEC an initial registration statement on Form S-1 in order to access the credit line, covering the resale of  the 11,000,000 shares of common stock which is equal to eighteen point seven percent (18.7%) of the Company’s current public float (where "public float" shall be derived by subtracting the number of shares of common stock held by the Company’s officers, directors and "affiliates" (as such term is defined in Rule 144(a)(1) of the 1933 Act) from the total number of shares of our common stock then outstanding).  The Company filed this initial Registration Statement on May 7, 2010.  The Company has agreed that, in the event that this initial registration fails to register all of the shares necessary to fulfill its contractual obligations, it will amend this statement of file new registration statements.  This registration process will continue until such time as all of the dollar amounts available under the credit line, using shares of common stock issuable under the Investment Agreement, have been registered for resale on effective registration statements. In no event will the Company be obligated to register for resale more than $5,000,000 in value of shares of common stock, or 125,000,000 shares (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 750,000 shares of common stock as a document preparation fee in the amount of $15,000.  However, in the event that the Company receives any funds from a current private placement or from Dutchess’ purchase of shares prior to the nine month anniversary of the issuance of the 750,000 shares, the Company has the right to redeem those shares for $15,000 in cash.

The Investment Agreement and Registration Rights Agreement was filed as Exhibits 10.20 and 10.21, respectively, to the Company’s Form S-1 as filed with the United States Securities and Exchange Commission on May 7, 2010.

During May and June 2010, the Company received an additional $155,000  in loans from unaffiliated lenders.  Similar to the convertible loans discussed under Note 6 – “Notes Payable,” the Company issued shares of common stock as additional consideration for the loans.  A total of 3,100,000 shares of common stock were issued for these loans.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

Subsequent events have been evaluated through June 14, 2010, which is the date these condensed consolidated financial statements were issued.

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

Results of Operations

References to fiscal 2010 and fiscal 2009 are for the six month periods ended April 30, 2010 and 2009, respectively.

The Company had no sales revenue during the six months ended April 30, 2010.

Research and development expenses for the three and six month periods ended April 30, 2010 decreased by $60,823 and $166,601, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects reductions in expenditures across the board, particularly in consulting and labor-related expenses.

Sales, general and administrative expenses decreased by $32,937 for the three months ended April 30, 2010 compared to the prior year period, but increased by $26,900 for the six month comparable period.  The increase for the six months ended April 30, 2010  primarily represent an increase in consulting and shareholder relations expenses, which were partially offset by a reduction in labor-related expenses during the three months ended  April 30, 2010.

The Company realized no interest income during the six months ended April 30, 2010 as investment capital was utilized to sustain operations.  Interest expense for the three and six months ended April 30, 2010 decreased by $140,050 and $102,274 compared to the prior period.   The decrease reflects the conversion in the third quarter of fiscal 2009 and the full amortization of beneficial conversion features on debentures issued during fiscal 2008 and 2009.  The decrease was partially offset by the costs associated with the issuance of common stock as additional consideration for convertible loans recorded during fiscal 2010

Components of other income, other than interest, decreased by $39,746 for the six months ended April 30, 2010, compared to the prior year period.  The income during fiscal 2009 reflected the gain realized by the Company on the forgiveness by our majority stockholder of $39,746 in accrued interest on loans converted to common stock.  No such transactions occurred during the current fiscal period.

We recorded the minimum state income tax provision in fiscal 2010 and 2009 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2010, we had working capital deficit of $1,130,190.  This represents a working capital decrease of $326,717 compared to that reported at October 31, 2009. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our primary source of cash during the six months ended April 30, 2010 has been from loans totaling $225,000.  Management estimates that it required working capital approximating $77,800 per month to maintain operations during fiscal 2010, compared to the approximate $86,000 per month expended during fiscal 2009.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

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

During the six months ended April 30, 2010, we received $225,000 in short term loans which are convertible into common shares at any time prior to their one-year maturity date.  The loans bear interest at 6% per annum and as additional consideration for the loan, the lender received a number of restricted common shares which is determined by the amount of the loan.   The Company continues to seek additional loans.

During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  In October 2009, we entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar).  This distributor purchased its first MIT System and is making preparations to conduct several workshops and product demonstrations for key prospects in Asia over the next six months.  Biotek is also planning workshops and training classes throughout ASEAN, including Indonesia, Singapore, The Philippines, Thailand, Cambodia, Vietnam and others.

We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through July 2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

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

Between November 1, 2009 and April 30, 2010, the Company issued a total of 3000,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.034 to $0.05 per share, for an aggregate compensation expense of $12,425 as of the six months ended April 30, 2010.

Also between November 1, 2009 and April 30, 2010, the Company issued a total of 150,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.034 to $0.05 per share and were expensed at a total cost of $6,213 as of April 30, 2010.

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of $29,018 in legal fees accrued between May and October 2009 in regard to the Divine Capital litigation.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of $20,000 in legal fees accrued between July 2007 and October 2009.

Between November 1, 2009 and April 30, 2010, the Company issued 11,100,000 shares of common stock as partial consideration for $555,000 in loans received from various lenders, including $305,000 owed by certain officers, directors and consultants and converted into loans.  The fair market value of the shares aggregated $555,000.

During March and April 2010, the Company issued 5,750,000 shares of common stock at $0.04 per share to various consultants for services rendered and to be rendered.  The fair market value of the shares totaled $230,000.

On January 7, 2010, the Board of Directors  approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  During the six months ended April 30, 2010, the Board authorized the issuance under the plan of 4 million shares to two consultants for services.  The Company recorded $155,000 in consulting expense on these issuances.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Unaudited)

Items 3 through 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)          Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *

* Filed herewith

(b)          Reports on Form 8-K.

On June 9, 2010, the Company filed Form 8-K to report that on May 4, 2010 it entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Line”).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2010	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)