Form 10-K/A
period 2009-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-07-07
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
Amendment No. 2

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

At January 28, 2010, 122,944,187 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into Which Incorporated
None	Not applicable

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Explanatory Note

Micro Imaging Technology, Inc. (the “Company”) is filing this Amendment No. 2 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended October 31, 2009 (the “Annual Report”) to include in Item 11, pursuant to Item 402(r) of Regulation S-K, a table regarding compensation of directors.

In addition, we are filing this Form 10-K/A to correct in Item 15, the tabular information provided with regard to other options issued to officers and director to conform to Item 402(p) of Regulation S-K.

We are also filing this Form 10-K/A to correct and update the certifications of our Chief Executive Officer and Chief Financial Officer.  There has been no modification to the audit opinion and the full set of financial statements and related notes of Micro Imaging Technology, Inc. can be found in Amendment No. 1 to our Annual Report, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 9, 2010.

In connection with the filing of this Form 10-K/A and pursuant to SEC rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report.

PART III

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

		Annual Compensation			Long-Term Compensation
Name	Position	Year	Salary	Other Compensation (1)	Awards Options
Michael Brennan (2)	Chief Executive Officer	2009	$216,873	$383,213	$14,772
		2008	$190,250	$185,000	$102,341
		2007	$223,100	$462,500	$20,000
Victor Hollander (3)	Chief Financial Officer	2009	$120,000	$200,625	—
Catherine Patterson (4)	Corporate Secretary	2009	$75,600	—	$13,278
		2008	$75,600	—	$39,320
		2007	$75,600	—	—

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

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

•	that the outside Board member appointed to and serving as the Chairman of the Science Advisory Committee, Ralph W. Emerson, will receive an additional annual compensation of $18,000.

Director Compensation Table

				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred	All
	or Paid in	Stock	Option	Plan	Compensation	Other
Director	Cash (1)	Awards	Awards(2)(3)	Compensation	Earnings	Compensation	Total

Ralph W. Emerson	$18,000	—	$14,837	—	—	—	$32,837

(1)	Represents annual fees for committee chairmanship plus all meeting attendance fees earned by non-employee directors in fiscal 2009.

(2)
The amounts shown are the aggregate grant date fair value related to the grants of options to non-employee directors in 2009.  All options granted to directors vest in full on the grant date.  Consequently, there are no unvested option awards granted to non-employee directors as of October 31, 2009.

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

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers and directors at October 31, 2009:

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares
	Underlying	Underlying			Units of	or Units
	Unexercised	Unexercised	Option	Option	Stock that	of Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested

Michael W. Brennan	100,000	—	$0.30	08/03/10	—	—
	100,000	—	$0.30	08/03/11	—	—
	100,000	—	$0.10	09/18/11	—	—

Ralph W. Emerson	100,000	—	$0.28	08/03/10	—	—
	100,000	—	$0.15	08/03/11	—	—

Victor A. Hollander	100,000	—	$0.28	08/03/10	—	—
	500,000	—	$0.10	09/18/11	—	—

Catherine A. Patterson	100,000	—	$0.28	01/26/11	—	—
	500,000	—	$0.10	09/18/11	—	—
	1,000,000	—	$0.02	02/05/14

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: June 30, 2010
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

Signatures

/s/ Michael W. Brennan	Chairman and Chief Executive Officer (principal executive officer)	June 30, 2010
MICHAEL W. BRENNAN	and

/s/ Victor A. Hollander	Director and Chief Financial Officer (principal financial and accounting officer)	June 30, 2010
VICTOR A. HOLLANDER

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer