Form 10-Q/A
period 2010-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-07-07
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Micro Imaging Technology, Inc. (“Company”) in its entirety for the period ended April 30, 2010, originally filed with the Securities and Exchange Commission on June 21, 2010.  This Amendment corrects and updates the certifications of our Chief Executive Officer and Chief Financial Officer.

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

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

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
(Unaudited

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

Da Dated: June 30, 2010	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)