Form 10-Q
period 2010-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2010-09-17
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended July 31, 2010

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

At September 15, 2010, 161,754,187 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
July 31, 2010
(Unaudited)

	July 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash	$(43,326)	$2,148
Inventories	90,904	90,904
Prepaid expenses	137,279	11,799
Total current assets	184,857	104,851

Fixed assets, net	24,846	45,571

Unamortized prepaid costs and fees related to issuance of convertible debentures	10,154	19,772

Total assets	$219,857	$170,194

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$754,000	$219,000
Trade accounts payable	548,631	369,369
Accounts payable to officers and directors	40,500	185,006
Accrued payroll	167,141	89,800
Other accrued expenses	71,481	45,149
Total current liabilities	1,581,753	908,324

Long term liabilities:
Convertible debentures	75,000	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2010.	26,000	26,000
Total long term liabilities	101,000	101,000

Total liabilities	1,682,753	1,009,324

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 161,619,187 shares issued and outstanding at July 31, 2010.	1,616,192	1,194,942
Additional paid-in capital	39,063,489	37,534,932
Equity attributable to non-controlling interest	16,915	16,915
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(14,350,291)	(11,776,718)
Total stockholders' (deficit)	(1,462,896)	(839,130)
Total liabilities and stockholders' (deficit)	$219,857	$170,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
July 31, 2010 and July 31, 2009
 (Unaudited)

					Cumulative period
					from
					November 1, 2005
	Three months ended		Nine months ended		through
	July 31,		July 31,		July 31, 2010
	2010	2009	2010	2009	(Unaudited)

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	194,857	237,074	503,479	804,020	4,159,600
Sales, general and administrative	1,008,770	291,352	1,465,963	1,686,334	6,423,168

Total operating expenses	1,203,627	528,426	1,969,442	2,490,354	10,582,768

Loss from operations	(1,203,627)	(528,426)	(1,969,442)	(2,490,354)	(10,554,654)

Other income (expense):
Interest income	-	-	1	-	11,354
Interest expense	9,788	(640,541)	(599,444)	(736,495)	(3,960,170)
Other income (expense), net	(3,088)	-	(3,088)	38,028	161,179
Total other income (expense), net	6,700	(640,541)	(602,531)	(698,467)	(3,787,637)

Loss from operations:
Before provision for income tax	(1,196,927)	(1,168,967)	(2,571,973)	(3,188,821)	(14,342,291)
Provision for income tax	-	-	(1,600)	(1,600)	(8,000)
	(1,196,927)	(1,168,967)	(2,573,573)	(3,190,421)	(14,350,291)
Net loss attributable to:
Non-controlling interest	(38,480)	(63,907)	(98,510)	(155,862)	(1,040,493)
Micro Imaging Technology, Inc. stockholders	(1,158,447)	(1,105,060)	(2,475,063)	(3,034,559)	(13,309,798)
Net loss	$(1,196,927)	$(1,168,967)	$(2,573,573)	$(3,190,421)	$(14,350,291)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Shares used in computing net loss per share, basic and diluted	150,349,132	104,942,541	134,897,036	80,653,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
July 31, 2010 and July 31, 2009
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Nine months ended		through
	July 31,		July 31, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,573,573)	$(3,190,421)	$(14,350,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,725	20,880	118,991
Amortization of costs and fees related to convertible debentures	3,368	686,841	649,729
Common stock issued for services	762,100	827,065	2,115,477
Common stock issued to officers and directors for services	408,200	610,735	2,873,185
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	49,018	-	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	26,740	71,625	590,744
Costs and fees related to issuance of convertible debt	530,000	-	432,200
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	(125,480)	(3,895)	(111,688)
Inventories	-	-	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	234,262	65,289	479,255
Accounts payable to officers and directors	105,494	134,619	344,954
Accrued payroll and other expenses	103,672	16,563	125,526
Net cash used in operating activities	(455,474)	(760,699)	(4,174,363)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,300)	(137,354)
Net cash used in investing activities	-	(1,300)	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
July 31, 2010 and July 31, 2009
(Unaudited)

			Cumulative period
			from
			November 1, 2005
	Nine months ended		through
	July 31,		July 31, 2010
	2010	2009	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	(11,000)	(1,073,000)
Proceeds from issuance of convertible debentures	-	375,000	865,000
Proceeds from issuance of notes payable to a related party	-	305,000	1,005,800
Proceeds from issuance of notes payable	230,000	-	230,000
Proceeds from issuance of common stock, net	180,000	100,000	2,045,294
Net cash provided by financing activities	410,000	769,000	3,073,094

Net change in cash	(45,474)	7,001	(1,238,624)

Cash at beginning of period	2,148	1,255	1,195,298

Cash at end of period	$(43,326)	$8,256	$(43,326)

Supplemental Disclosure of Cash Flow Information

Interest paid	$3,751	$707	$10,321
Income taxes paid	$1,600	$1,600	$17,040

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$(6,250)	$175,000

Conversion of notes payable, majority stockholder, to shares of common stock	$-	$400,000

Common stock issued in consideration for loans	$305,000	$-

Conversion of other notes payable to shares of common stock	$-	$350,000

Issuance of common stock in payment of liabilities	$-	$158,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of July 31, 2010, the Company owns 80.7% of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2010.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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
July 31, 2010 and July 31, 2009
(Unaudited)

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is considered a development stage enterprise.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2010 and results of operations for the periods presented.

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

The Company recognized stock-based compensation expense of $1,995 on options and warrants granted in prior periods that vested during the nine months ended July 31, 2010.  The Company also recognized stock-based compensation expense of $24,745 on warrants granted during February 2010.

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
July 31, 2010 and July 31, 2009
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

On January 7, 2010, the Board of Directors authorized the formation of the 2010 Employee Benefit Plan which is authorized to grant up to 12 millions shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  During the nine months ended July 31, 2010, the Company issued all of the 12 million shares of common stock under the Plan to consultants for services rendered in the aggregate sum of $523,000.

The following table summarizes information about options granted under the Company’s equity compensation plans through July 31, 2010 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2009	6,050,000	$0.11	2.8	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at July 31, 2010	6,050,000	$0.11	2.1	$—

Summary information about the Company’s options outstanding at July 31, 2010 is set forth in the table below.  Options outstanding at July 31, 2010 expire between August 2010 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	5,050,000	2.2	$0.07	5,050,000	$0.07
$ 0.24 - $0.30	950,000	1.5	$0.29	950,000	$0.29
$ 0.78	50,000	0.1	$0.78	50,000	$0.78
TOTAL:	6,050,000			6,050,000

As of July 31, 2010, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

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
July 31, 2010 and July 31, 2009
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

During the nine months ended July 31, 2010, expensed $5,610 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature (which represents the 20% discount in the conversion price of the common stock) was determined to be $18,750 and is being amortized over the three-year life of the debenture.  The Company expensed $3,368 of this cost during the nine months ended July 31, 2010.

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  On February 15, 2010, Mr. Brennan transferred title to $25,000 in principal loans to an unaffiliated third party.  This loan was reclassified into a convertible term note with provisions identical to the “Convertible Term Loans” discussed below in this Note 6. The loans from Mr. Brennan are due upon demand and accrue interest at the rate of 6% per annum.  The Company has recorded $5,861 in interest expense as of July 31, 2010 on these loans.

On June 24, 2009, an unaffiliated stockholder loaned the Company $60,000 at 6% annual interest.  The loan is due upon demand and has accrued $3,965 in interest as of July 31, 2010.

Our largest stockholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at 6% per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $3,314 in interest on the loan as of July 31, 2010.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at 6% interest for 90 days.  The loan is convertible into common stock at the option of the holder into common stock at $0.025 per share or the average closing price of the common stock for the 20 trading days prior to conversion.  The Company accrued interest of $84 on this loan as of July 31, 2010.

Convertible Term Loans

Between November 1, 2009 and April 20, 2010, the Company borrowed $155,000 from five unaffiliated lenders and $20,000 from our largest stockholder.  The Convertible Term Loans mature in 12 months, bear interest at 6% per annum and require the Company to make payments on the loans each fiscal quarter from a sinking fund to be established from any proceeds received from operating profits, proceeds derived from a securities purchase agreement entered into with Ascendiant Capital Group in October 2009 (which was subsequently terminated by the Company on May 6, 2010), and/or from other equity funding.  The loans are convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  As additional consideration for the loan, the lender receives restricted common stock, the number of which is determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.  One lender also received a two-year warrant to purchase 500,000 shares of common stock at $0.03 per share as additional consideration for a $30,000 loan.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

During April 2010, the Company borrowed an additional $25,000 under the terms of the above Convertible Term Loans.  However, this loan provides that it is are convertible, at the option of the lender, into common stock at a 20% discount to fair market value of $0.05 per share, whichever is greater.

Including the $25,000 loan transferred by Mr. Brennan as discussed above under “Notes Payable,” as of July 31, 2010, the Company had issued 4,500,000 shares of common stock in exchange for all of the above $225,000 in loans and has expensed an aggregate of $6,830.79 in interest accrued on the loans.

On April 9, 2010, our Chief Executive Officer, Michael Brennan and our Chief Financial Officer, Victor Hollander, converted $90,000 and $160,000, respectively, into convertible term loans.  Also on April 9, 2010, a consultant to the Company converted $55,000 into a convertible term loan.  The funds converted represented unpaid fees and expenses that had been accrued on the Company’s books.  The terms of the loans are identical to the above Convertible Term Loans received through March 2010 and provide for the issuance of shares as additional consideration.  Consequently, the Company expensed $305,000 on the issuance of  6,100,000 shares of common stock for these loans and expensed $5,665 in interest accrued on the loans as of July 31, 2010   See also Note 8 – “Securities Transactions - Common Stock issued to Officers, Directors and Certain Consultants.”

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the nine months ended July 31, 2010 and 2009 was $639 and $2,840, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the nine months ended July 31, 2010, pursuant to his compensation arrangement, the Company issued 450,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.024 to $0.05 per share.  The aggregate fair market value of the shares was determined to be $18,200.

The Company issued 225,000 shares of common stock to a consultant of the Company, during the nine months ended July 31, 2010 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.024 to $0.05 per share, with an aggregate fair market value of $9,100.

On April 9, 2010, the Company issued 6,100,000 shares of common stock on the conversion of an aggregate of $305,000 in fees and expenses into convertible term notes by the Company’s Chief Executive Officer, Chief Financial Officer and a consultant to the Company.   The Company expensed $305,000 as the fair market value of the shares issued as additional consideration.

On July 12, 2010, the Board of Directors authorized an issuance of 5,000,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Chief Financial Officer, for services rendered.  The total fair market value of the shares was $390,000, or $0.039 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

On January 7, 2010, the Board of Directors approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  During the nine months ended July 31, 2010, the Board authorized the issuance of all 12 million shares under the Plan to two consultants for services and expensed $523,000 in consulting fees.

On March 17, 2010, the Company issued a total of 5,000,000 shares of common stock to two consultants for investor relations services to be rendered over a one-year term.  The fair market value of the shares was determined to be $200,000, or $0.04 per share, and will be amortized over one year.  The Company expensed $74,521 as consulting fees as of July 31, 2010 pursuant to the issuance of these shares and recorded the balance of the value, or $125,479, as prepaid expenses.

On April 6, 2010, the Company issued 750,000 shares of common stock as a document preparation fee in conjunction with an Investment Agreement which it entered into on May 4, 2010 with Dutchess Opportunity Fund, II, LP (Dutchess).  Pursuant to the Agreement, Dutchess has committed to purchase up to $5,000,000 of the Company’s common stock over a three-year period.   The fair market value of the stock issued to Dutchess was determined to be $30,000.  See Item 2- “Management’s Discussion and Analysis of Financial Condition and Plan of Operation - Equity Financing Arrangements.”

Common Stock Issued in Private Placement Transactions

Between April and June 2010, the Company sold 1,800,000 shares of common stock at $0.10 per share to two unaffiliated accredited investors for net proceeds of $180,000.

Common Stock and Warrants Issued in Consideration for Loans

Between November 1, 2009 and July 31, 2010, the Company issued 4,500,000 shares of common stock and warrants to purchase 500,000 shares of common stock as partial consideration for $250,000 in convertible term loans received from various lenders.  Of such loans, $20,000 was received from our largest stockholder and $25,000 was a loan made from our Chief Executive Officer, Michael Brennan, if fiscal 2009 and transferred to an unaffiliated third party in February 2010.

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

In accordance with his consulting arrangement, in August 2010, the Company issued 50,000 shares of common stock to its Chief Executive Officer, Michael Brennan.  In August 2010, as part of his employment arrangement, Mr. Brennan was also granted two-year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share.

The Company issued a total of 25,000 shares of common stock in August 2010 to a consultant to the Company under the terms of his consulting agreement.

In August 2010, the Company issued two-year options to purchase 100,000 shares of common stock to Ralph W. Emerson, Director, for his annual service as Chairman of the Company’s Science Advisory Board.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

On August 16, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $50,000.  The Note matures on May 18, 2011 and is convertible into common shares at a 39% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note.  The Company received the proceeds of the Note on September 8, 2010, less a $3,000 reimbursement to Asher for fees and expenses related to the referenced agreements.

On September 10, 2010, the Company received $1,240, net of $110 in fees, from Dutchess Opportunity Fund  II, LP on the issuance of 60,000 shares under the terms of the May 4, 2010 Investment Agreement whereby Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over a thirty-nine month period.  .

Subsequent events have been evaluated through September 15, 2010, which is the date these condensed consolidated financial statements were issued.

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

Results of Operations

References to fiscal 2010 and fiscal 2009 are for the nine month periods ended July 31, 2010 and 2009, respectively.

The Company had no sales revenue during the nine months ended July 31, 2010.

Research and development expenses for the three and nine month periods ended July 31, 2010 decreased by $42,217 and $300,541, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects reductions in expenditures across the board, particularly in consulting and labor-related expenses.

Sales, general and administrative expenses decreased by $220,371 for the nine months ended July 31, 2010 compared to the prior year period due, primarily, to a decrease in consulting fees.  However, the largest portion of consulting fees incurred by the Company were during the last three months of the period and resulted in a $717,418 increased for the three months ended July 31, 2010 compared to the prior year.

The Company realized no interest income during the nine months ended July 31, 2010 as investment capital was utilized to sustain operations.  Interest expense for the three and nine months ended July 31, 2010 decreased by $650,329 and $137,051 compared to the prior period.   The decrease reflects the conversion in the third quarter of fiscal 2009 and the full amortization of beneficial conversion features on debentures issued during fiscal 2008 and 2009.  The decrease was partially offset by the costs associated with the issuance of common stock as additional consideration for convertible loans recorded during fiscal 2010

Components of other income, other than interest, increased by $3,088 and $41,116 for the three and nine months ended July 31, 2010, respectively, compared to the prior year period.  The Company realized $39,745 of income during fiscal 2009 on the forgiveness by our majority stockholder of $39,746 in accrued interest on loans converted to common stock.  No such transactions occurred during the current fiscal period.

We recorded the minimum state income tax provision in fiscal 2010 and 2009 as we had cumulative net operating losses in all tax jurisdictions.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

Equity Financing Arrangements

On October 2, 2009, Micro Imaging Technology, Inc. entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.  Under the Agreement, Ascendiant has agreed to purchase up to $3,000,000 of the Company’s common stock during a 36-month period which will commence once the Company has filed the required Registration Statement and it has been declared effective by the Securities and Exchange Commission.  The Securities Purchase Agreement with Ascendiant Capital Group, LLC was terminated by the Company on May 6, 2010 without costs or transactions having occurred.

On May 4, 2010, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-nine months (the “Equity Line”).  The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 125,000,000 (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at nine-five percent (95%) of the lowest daily VWAP of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily volumn-weighted average price (VWAP) of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, but not the obligation, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

The Company also entered into a Registration Rights Agreement with Dutchess on May 4, 2010.  Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. On May 7, 2010, the Company filed an initial registration statement on Form S-1 in order to access the credit line, covering the resale of  the 11,000,000 shares of common stock which is equal to eighteen point seven percent (18.7%) of the Company’s current public float (where "public float" shall be derived by subtracting the number of shares of common stock held by the Company’s officers, directors and "affiliates" (as such term is defined in Rule 144(a)(1) of the 1933 Act) from the total number of shares of our common stock then outstanding).  This Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2010.
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

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 750,000 shares of common stock as a document preparation fee in the amount of $15,000.  However, in the event that the Company receives any funds from a current private placement or from Dutchess’ purchase of shares prior to the nine month anniversary of the issuance of the 750,000 shares, those shares could have been redeemed, at the discretion of Dutchess, for $15,000 in cash.  The Company has elected to redeem those shares by making payment of $15,000 in cash from a current private placement to Dutchess.

Liquidity and Capital Resources

At July 31, 2010, we had working capital deficit of $1,396,896.  This represents a working capital decrease of $593,423 compared to that reported at October 31, 2009. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our primary source of cash during the nine months ended July 31, 2010 has been from loans totaling $230,000 and the sale of common stock for $180,000.  Management estimates that it utilized $50,000 per month in working capital on operations during fiscal 2010, compared to the approximate $86,000 per month expended during fiscal 2009.

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

During the nine months ended July 31, 2010, we sold $180,000 in common stock and received $200,000 in short term loans which are convertible into common shares at any time prior to their one-year maturity date.  The loans bear interest at 6% per annum and as additional consideration for the loan, the lender received a number of restricted common shares which is determined by the amount of the loan.   We also borrowed an additional $30,000 from our largest shareholder for ninety days at 6% annual interest.  This loan is also convertible into common stock.  The Company continues to seek additional loans.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  In October 2009, we entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar).  This distributor purchased its first MIT System and is making preparations to conduct several workshops and product demonstrations for key prospects in Asia over the next nine months.  Biotek is also planning workshops and training classes throughout ASEAN, including Indonesia, Singapore, The Philippines, Thailand, Cambodia, Vietnam and others.

We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through November 2010.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

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

Between November 1, 2009 and July 31, 2010, the Company issued a total of 450,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock ranged from $0.024 to $0.05 per share, for an aggregate compensation expense of $18,200 as of the nine months ended July 31, 2010.

Also between November 1, 2009 and July 31, 2010, the Company issued a total of 225,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.024 to $0.05 per share and were expensed at a total cost of $9,100 as of July 31, 2010.

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of $29,018 in legal fees accrued between May and October 2009 in regard to the Divine Capital litigation.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of $20,000 in legal fees accrued between July 2007 and October 2009.

Between November 1, 2009 and July 31, 2010, the Company issued 11,900,000 shares of common stock as partial consideration for $530,000 in loans received from various lenders, including $305,000 owed by certain officers, directors and consultants and converted into loans.  The fair market value of the shares aggregated $530,000.

During March and April 2010, the Company issued 5,750,000 shares of common stock at $0.04 per share to various consultants for services rendered and to be rendered.  The fair market value of the shares totaled $230,000.

Between April and June 2010, the Company sold 1,800,000 common shares to two unaffiliated individuals at $0.10 per share for proceeds of $180,000.

On July 12, 2010, the Company issued 5,000,000 shares each to the Chief Executive Officer, Michael Brennan, and the Chief Financial Officer, Victor Hollander, for additional services rendered to the Company.  The value of the shares to each recipient was $195,000, or $0.39 per share.

On January 7, 2010, the Board of Directors approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  During the nine months ended July 31, 2010, the Board authorized the issuance under the plan of all 12 million shares to two consultants for services.  The Company recorded $523,000 in consulting expense on these issuances.

Items 3 through 5.	Omitted as not applicable.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and July 31, 2009
(Unaudited)

Item 6.                Exhibits and Reports on Form 8-K

(a)           Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *

* Filed herewith

(b)   Reports on Form 8-K.

On June 9, 2010, the Company filed Form 8-K to report that on May 4, 2010 it entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-nine months (the “Equity Line”).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 2010	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)