Form 10-K
period 2010-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-02-11
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2010

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
Yes  ☐   No  ☒

The registrant had no sales revenues for the twelve months ended October 31, 2010.

As of January 7, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $915,369,  based on a closing price for the common stock of $0.01  on the OTC Bulletin Board on such date.

At January 7, 2011, 193,370,865 shares of the Registrant’s stock were outstanding.

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

On January 9, 2007, the Company entered into a non-exclusive agreement to supply MIT products to JMAR Technologies as a tandem product to its real-time water monitoring system or as a stand-alone instrument for laboratory use.  In 2008, the Company ceased its business arrangement with JMAR which subsequently discontinued its business.  JMAR was a San Diego, California based company that had a direct sales and support organization and manufactured laser-based products for multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.

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

Research and Development

During fiscal 2010, we expended $687,687 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997.  We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens.  We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2009, we spent $973,344 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2010, we employed 5 full-time employees, of whom four were engaged in administrative, marketing, accounting and clerical functions and one was engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2010. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2010, we have accumulated a loss of $42,666,383 and a net stockholders’ deficit of $1,658,104. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2010 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Risks relating to our common stock

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our Common Stock that they own and affect the value of the stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The exercise of outstanding options and warrants may have a dilutive effect on the price of our common stock.

To the extent that outstanding stock options and warrants are exercised, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

We do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Item 2.	Properties

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month.  On April 1, 2008, our lease payment increased to and remains at $3,895.00 per month through our lease extension date of March 31, 2011.

Management believes that our present facilities in San Clemente, California will be adequate for all of our current operations, and those contemplated for the foreseeable future. We also believe that our property is adequately covered by insurance.

Item 3.	Legal Proceedings

None

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

		Common Stock Bid Prices
		High	Low
Fiscal 2009	First Quarter	0..07	0.01
	Second Quarter	0.13	0.05
	Third Quarter	0.17	0.05
	Fourth Quarter	0.16	0.04
Fiscal 2010	First Quarter	0.08	0.03
	Second Quarter	0.08	0.02
	Third Quarter	0.06	0.02
	Fourth Quarter	0.03	0.01
Fiscal 2011	First Quarter (through January 7, 2011)	0.02	0.01

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2010, the Company had approximately 400 holders of record of its common stock.

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

On April 6, 2010, the Company issued 750,000 shares of common stock as a document preparation fee in conjunction with an Investment Agreement which it entered into on May 4, 2010 with Dutchess Opportunity Fund, II, LP (Dutchess).  Pursuant to the Agreement, Dutchess has committed to purchase up to $5,000,000 of the Company’s common stock over a three-year period.   The fair market value of the stock issued to Dutchess was determined to be $30,000.  However, pursuant to the agreement, the Company redeemed the 750,000 shares by making payment to Dutchess of $15,000 in October 2010.  See Item 6- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Equity Financing Arrangements.”

On April 9, 2010, the Company issued 6,100,000 shares of common stock on the conversion of an aggregate of $305,000 in fees and expenses into convertible term notes by the Company’s Chief Executive Officer, Chief Financial Officer and a consultant to the Company.   The Company expensed $305,000 as the fair market value of the shares issued as additional consideration.

Between November 1, 2009 and April 20, 2010, the Company issued 4,540,000 shares of common stock and warrants to purchase 500,000 shares of common stock as partial consideration for $252,000 in convertible term loans received from various lenders.  Of such loans, $20,000 was received from our largest stockholder and $25,000 was a loan made from our Chief Executive Officer, Michael Brennan, in fiscal 2009 and transferred to an unaffiliated third party in February 2010.

Between April and June 2010, the Company sold 6,000,000 shares of common stock at $0.029 per share to an unaffiliated accredited investor for net proceeds of $175,000.  An additional 50,000 shares of common stock were sold to a second investor in May, 2010 for $0.10 per share, for net proceeds of $5,000.

On July 12, 2010, the Board of Directors authorized an issuance of 5,000,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Chief Financial Officer, for services rendered.  The total fair market value of the shares was $390,000, or $0.039 per share.

On August 3, 2010, the Company issued two-year options to purchase 100,000 shares of common stock to Ralph W. Emerson, Director, for his annual service as Chairman of the Company’s Science Advisory Board.  The fair market value of the options was determined to be $1,905.

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

Between September 10 and October 15, 2010, the Company received $32,492, net of $440 in fees, from Dutchess Opportunity Fund  II, LP on the issuance of 1,558,736 shares under the terms of the May 4, 2010 Investment Agreement whereby Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over a thirty-nine month period.  Of the funds received, the Company paid Dutchess $15,000 to redeem the 750,000 common shares it received in April 2010 as a document preparation fee.

During the twelve months ended October 31, 2010, pursuant to his compensation arrangement, the Company issued 600,000 shares of common stock to Michael W. Brennan, at prices ranging from $0.017 to $0.05 per share.  The aggregate fair market value of the shares was determined to be $21,325.  In August 2009, Mr. Brennan also received a two-year option to purchase 100,000 shares of common stock at $0.30 per share as part of his compensation arrangement, at an expense to the Company in the sum of $1,713.

The Company issued 300,000 shares of common stock to a consultant of the Company, during the fiscal year ended October 31, 2010 in accordance with his compensation arrangement.  The shares were issued at prices ranging from $0.024 to $0.05 per share, with an aggregate fair market value of $10,663.

On October 29, the Board of Directors authorized an issuance of 6,000,000 and 5,000,000 shares of common stock to Michael Brennan, Chief Executive Officer, and Victor Hollander, Chief Financial Officer, respectively, for services rendered.  The total fair market value of the shares was $143,,000, or $0.013 per share.

On October 29, 2010, the Board of Directors also granted two-year warrants to purchase a total of 4,000,000 shares of common stock to two consultants at $0.011 per share.  The fair market value of the warrants, or $37,532, was recorded as consulting expense.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2010 with respect to shares of our common stock that may be issued under equity compensation plans.  See also Item 11 - “Executive Compensation-Equity Compensation Plans”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

1999 Stock Option Plan	1,000,000	$0.14	-

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of securities remaining available for future issuance
2008 Employee Benefit Plan	3,000,000	$0.34	-
2008 Employee Incentive Stock Program	2,634,472	$0.16	365,528
2009 Employee Benefit Plan	4,000,000	$0.05	-
2010 Employee Benefit Plan	12,000,000	0.04	-

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

Fiscal Years Ended October 31, 2010 and 2009

We posted our first sale since fiscal 2007 of an MIT system in October 2009, for gross proceeds of $18,000.   No product sales occurred during fiscal 2010.  Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2010 decreased by $285,657 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease was primarily due to a reduction in temporary labor expense, employee-related benefits and generally lower operating expenses.  Consulting expenses during fiscal 2010 were also lower mainly due to a reduction in the fair market value of the Company’s stock issued as non-cash compensation.

Sales, general and administrative expenses decreased by $180,930 for the fiscal year ended October 31, 2010 compared to the prior year period.  The reduction primarily reflects a decrease in legal and consulting fees, a significant portion of which reflects the value of options and common stock issued as compensation during fiscal 2010.  The decrease was partially offset by an increase in expenses related to shareholder relations activities to generate an interest in investments in the company.

Interest income is generated from short-term investments and showed no change in fiscal 2010.

Interest expense for the twelve months ended October 31, 2010 decreased by $128,829 compared to the prior fiscal year.  The decrease reflects the fact that the costs of issuing a number of convertible debentures in prior years were fully amortized during fiscal 2009.

Components of other expense, other than interest, increased by $192,958 for the fiscal year ended October 31, 2010 compared to the prior year.  The increase mainly reflects the fact that during fiscal 2009, the Company realized a gain on interest waived of $151,860 on settlement of the Divine Capital lawsuit and $39,746 on conversion of loans from our majority shareholder, with no similar gains during the current fiscal year.

We recorded the minimum state income tax provision in fiscal 2010 and 2009 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2010, we had working capital deficit of $1,610,150. This represents a working capital decrease of $806,687 compared to that reported at October 31, 2009. The decrease primarily reflects an increase in current liabilities due to lack of working capital to service the debt.

We sold no products in fiscal 2010.  Our primary source of cash during the fiscal year ended October 31, 2010 has been from the sale of equity and convertible debentures and loans from an unaffiliated shareholders and our majority shareholder, Anthony M. Frank.   Between November 2009 and April 2010, we borrowed $202,000 from various unaffiliated shareholders.   Between April and October 2010, we sold 6,050,000 shares of common stock in private placement transactions for net proceeds of $180,000 from two non-affiliates.  We also sold 1,558,736 shares of common stock to Dutchess Capital for net proceeds of $32,491.  We also borrowed $20,000 in March and $30,000 in July 2010 from our majority shareholder.  In addition, we sold a total of $87,500 in convertible debentures between August and October 2010 to Asher Enterprises, Inc.

Management estimates that it required working capital approximating $46,500 per month to maintain operations during fiscal 2010, compared to the approximate $86,000 per month expended during fiscal 2009.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2010 which raises substantial doubt about our ability to continue as a going concern.

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

During September and October 2010, the Company issued six (6) puts under the investment agreement with Dutchess and sold 1,558,736 shares of common stock to Dutchess at prices ranging from $0.0175 to $0.0225 per share for net proceeds of $32,492.  An additional 2,109,644 shares have been sold to Dutchess subsequent to October 31, 2010 for net proceeds of $18,641.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 750,000 shares of common stock as a document preparation fee in the amount of $15,000.  However, in the event that the Company receives any funds from a current private placement or from Dutchess’ purchase of shares prior to the nine month anniversary of the issuance of the 750,000 shares, those shares could have been redeemed, at the discretion of Dutchess, for $15,000 in cash.  As of October 31, 2010, the Company redeemed the shares by making payment of $15,000 in cash from the above private placements proceeds to Dutchess.

On October 2, 2009, Micro Imaging Technology, Inc. entered into a similar Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.  The Securities Purchase Agreement with Ascendiant Capital Group, LLC was terminated by the Company on May 6, 2010.

Between August and October, 2010, we sold $87,500 in convertible debentures to Asher Enterprises, Inc. which are convertible into common shares, at the discretion of the holder, commencing 180 days following the date of the Note.    The loans bear interest at 8% per annum and are convertible at a 39% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to conversion.  Asher purchased an additional $25,000 convertible debenture in November 2010.  Asher also holds a $64,865 and a $25,000 convertible debenture which it purchased in October and December 2010, respectively, from two other lenders.  A total of $38,000 of such debentures were converted into common stock subsequent to October 31, 2010.

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

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through October 2011.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2010.

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

Item 9B	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age		Position
Michael W. Brennan	68		Director (Chairman) and Chief Executive Officer
Ralph W. Emerson (1)	64		Director
Victor A. Hollander	78	D	Director and Chief Financial Officer

(1)	Mr. Emerson’s resignation from the Board of Directors was accepted as of October 31, 2010.

The Company does not currently have an Audit Committee and as of October 31, 2010, there are currently three vacancies on the Board of Directors.

Michael W. Brennan, 68, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000.  Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Ralph W. Emerson, 64, was named to the Board of Directors on August 2, 2006.  He serves as Chairman of the Company’s Science Advisory Committee.  Mr. Emerson has product development and research affiliations with some of the world's leading companies including Cargill Inc., Helena Chemical, Spectrum Brands, and the 3M Corporation. Formerly he was a consultant to the CEO/President of Grain Processing Corporation (GPC), Senior Science Consultant to Central Pet and Garden, a Sr. Vice President of Jourgensen Chemical/ NL Industries managing chemical programs with the Department of Defense. Moreover, he has held senior academic and research positions within the University of California at UCLA, UCI, and UC Davis. His applied research has produced several US Patents and International Patents in the disciplines of bioscience. Mr. Emerson is a partner and founder of FREM Biosciences, Inc., working for the past 10 years in the areas of pesticide science.  Additionally, he is a director of the Kary Mullis Research Foundation, and director of the Agriculture and Animal Sciences division of Altermune-a US Defense Advanced Research Project Agency funded program. Dr. Emerson is a graduate of UCLA and did his graduate work at Harvard University, the Harvard School of Public Health and the Sloan School at the Massachusetts Institute of Technology. Currently, he is an elected member of the Harvard University Club of Boston, the New York Academy of Sciences and the American Society of Microbiology.

Victor A. Hollander, 78, was named to the Board of Directors on August 2, 2006 and as Chief Financial Officer on November 1, 2008.  Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services.  Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Directors serve until the next Annual Meeting of Shareholders when their successors are elected and qualified.  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 56, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2010:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 4 – Statement of Changes in Beneficial Ownership	11
Ralph W. Emerson	Form 4 – Statement of Changes in Beneficial Ownership	1
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	2

Item 11.	Executive Compensation

The members of the Board of Directors oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.

Michael Brennan, who joined the Company in August 2006 as Chief Executive Officer, is being compensated at the rate provided in his employment arrangement described below under “Employment Agreements.”

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2010, 2009, and 2008 to the officers of the Company.

		Annual Compensation			Long-Term Compensation
Name	Position	Year	Salary	Other Compensation (1)	Awards Options
Michael Brennan (2)	Chief Executive Officer	2010	$201,325	$275,000	$1,713
		2009	$216,873	$383,213	$14,772
		2008	$190,250	$185,000	$102,341
Victor Hollander (3)	Chief Financial Officer	2010	$120,000	$260,000	—
		2009	$120,000	$200,625	—

(1)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $50,000.

(2)
Mr. Brennan was named Chief Executive Officer on August 2, 2006.  He receives a cash salary and 50,000 shares of common stock per month.  From August 2006 through October 31, 2008, Mr. Brennan’s cash salary was $5,000 per month.  Commencing November 1, 2008, his cash salary was increased to $15,000 per month.  For the fiscal years ended October 31, 2008 and 2009, Mr. Brennan’s cash compensation amounted to $60,000 and $180,000, respectively.  Mr. Brennan received shares of 600,000 shares of common stock in fiscal 2008 and 2009 valued at $130,250 and $36,873, respectively.  In fiscal 2010, Mr. Brennan’s compensation amounted to $180,000 in cash and 600,000 of common stock valued at $21,325.  Mr. Brennan was also granted two–year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share in fiscal years  2008, 2009 and 2010.  Mr. Brennan also received 100,000 shares of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology, valued at $100, during the fiscal years ended October 31, 2007 and 2008.

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

Mr. Brennan received 5,000,000 shares of common stock valued at $195,000, or $0.039 per share, for additional consulting services on July 12, 2010.  On October 29, 2010, he received an additional 6,000,000 shares of common stock value at $78,000, or $0.013 per share.

(3)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He receives a monthly accrued salary of $10,000.

On February 5, 2009 and July 16, 2009, Mr. Hollander received 3,000,000 shares of common stock at $0.01538 per share and 1,000,000 shares of common stock at $0.1545 per share, respectively, for additional financial consulting services rendered.  The aggregate fair market value of these issuances was $46,125 and $154,500, respectively.

On July 12, 2010 and October 29, 2010, Mr. Hollander received 5,000,000 shares of common stock at $0.039 per share and 5,000,000 shares of common stock at $0.013 per share, respectively, for additional consulting services rendered.  The fair market value of these issuances was $195,000 and $65,000, respectively.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan when he became the Chief Executive Officer of the Company. The arrangement provides for the following:

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

•	that the outside Board member appointed to and serving as the Chairman of the Science Advisory Committee, Ralph W. Emerson, will receive an additional annual compensation of $18,000.

Director Compensation Table

Director	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ralph W. Emerson	$18,000	—	$1,905	—	—	—	$19,905

(1)	Represents annual fees for committee chairmanship plus all meeting attendance fees earned by non-employee directors in fiscal 2010.

(2)
The amounts shown are the aggregate grant date fair value related to the grants of options to non-employee directors in 2010.  All options granted to directors vest in full on the grant date.  Consequently, there are no unvested option awards granted to non-employee directors as of October 31, 2010.

Equity Compensation Plans

1999 Stock Option Plan

In May 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). Under the Plan, incentive and non-qualified stock options for 1,000,000 shares of common stock may be issued. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% shareholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant.  In September 2008, the Company granted 140,000 options to purchase common stock at $0.10 per share to a key employee and as of October 31, 2010, the total number of shares authorized under the 1999 Stock Option Plan, 1,000,000, has been issued at exercise prices ranging from $0.10 to $0.94 per share.

2008 Employee Benefit Plan

Effective December 3, 2007, the Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan.  Under the Plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors of the Company.  Eligibility is determined by the Board of Directors.  During 2007, a total of 2 million shares of common stock were granted under the plan to Michael Brennan and Victor Hollander in lieu of payment for consulting services rendered.  An additional one (1) million shares were issued under this Plan in March 2008 to Messrs. Brennan and Hollander.  As of October 31, 2010, the total number of shares authorized under the Plan has been issued.

2008 Employee Incentive Stock Program

In May 2008, the Company adopted the 2008 Employee Incentive Stock Program, authorizing the Company to grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  On May 1, 2008, the Board authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for the cancellation of loans and interest as well as fees and expenses due them from the Company.  On June 12, 2009, the Board granted a consultant to the Company two (2) million shares of common stock for consulting services.    In November 2009, 50,000 shares were issued to the Company’s legal counsel in partial payment for services rendered.  As of October 31, 2010, there were 365,538 shares or options available for issuance remaining under the 2008 Employee Incentive Stock Program.

2009 Employee Benefit Plan

In October 2008, the Company adopted the 2009 Employee Benefit Plan, authorizing the Company to grant up to four (4) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.  During fiscal 2009, the Board authorized the issuance of a total of 2,250,000 shares of common stock under the Plan to various individuals, including 2,000,000 shares to officers and directors, in lieu of payment for services rendered.  An additional 500,000 shares were issued to Michael Brennan on May 1, 2009 for additional management services rendered.   During November 2009, the balance of 1,250,000 shares were issued to the Company’s legal firms for services rendered.  No shares or options remain available for issuance under the 2009 Employee Benefit Plan.

2010 Employee Benefit Plan

In January 2010, the Company adopted the 2010 Employee Benefit Plan, authorizing the Company to grant up to twelve (12) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company.  As with all other plans adopted by the Company, eligibility is determined by the Board of Directors.  During fiscal 2010, the Board of Directors authorized the issuance of all 12,000,000 shares of common stock under this Plan to a various consultants for services rendered.

2011 Employee Benefit Plan

Effective November 1, 2010, the Board of Directors authorized the formation of the 2011 Employee Benefit Plan under which up to 17 million shares of common stock or options to purchase common stock is issuable to eligible employees, directors, officers, consultants, or advisors to the Company.  Eligibility is determined by the Board of Directors.   No awards have been granted under the Plan as of the date of this report.

Other Options

On February 8, 2010, the Company granted two-year warrants to purchase 500,000 shares of common stock at $0.03 per share as partial consideration for a $30,000 loan by a non-affiliate.

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

On October 28, 2010, the Company issued 4,000,000 warrants to purchase 4,000,000 shares of common stock to two consultants.  The warrants are exercisable at $0.011 per share and expire on October 28, 2012.

See PART II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers and directors at October 31, 2010:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

Michael W. Brennan	100,000	—	$0.30	08/03/11	—	—
	100,000	—	$0.10	09/18/11	—	—
	100,000	—	$0.30	08/03/12	—	—

Ralph W. Emerson	100,000	—	$0.15	08/03/11	—	—
	100,000	—	$0.024	08/03/12	—	—

Victor A. Hollander	500,000	—	$0.10	09/18/11	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of January 7, 2011 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Michael W. Brennan 970 Calle Amanecer, Suite F San Clemente, CA 92673	24,648,600	12.0%	—	—	11.9%
Ralph W. Emerson	413,333	*	—	—	*
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	58,035,586	28.3%	—	—	28.0%
Victor A. Hollander 9601 Wilshire Blvd., Suite M-200 Beverly Hills, CA 90210	20,636,436	10.1%	—	—	10.0%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	*
All officers and directors as a group (3 persons)	45,698,369	22.3%	—	—	22.0%

*	Less than 1%

**	Includes address of five percent or more shareholders of any class.

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

(2)
Includes currently exercisable warrants or options to purchase an aggregate of 1,900,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 11 - “Executive Compensation – Equity Compensation Plans.”

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

Mr. Michael W. Brennan

Between May 8 and June 10, 2009, Mr. Brennan loaned the Company a total of $95,000 at 6% per annum, payable on demand.  In February 2010, Mr. Brennan assigned $25,000 of such loans to an unaffiliated third party.  Consequently, there remains a total of $70,000 in principal loans due Mr. Brennan by the Company.

On April 9, 2010, Mr. Brennan converted $90,000 in accrued fees into a convertible loan similar to those offered by the Company to other accredited investors.  The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  The loan matures in 12 months and bears interest at 6% per annum.  As additional consideration for the loan, the lender (in this case, Mr. Brennan) received 1,800,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.

Between November 1, 2009 and October 31, 2010, in addition to his cash compensation of $15,000 per month, Mr. Brennan received a total of 600,000 shares of common stock for services rendered pursuant to his employment arrangement.

Between July and October 2010, Mr. Brennan was issued a total of 11,000,000 shares of common stock for additional services rendered.

Mr. Brennan received the following option grants during fiscal 2010:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/10	100,000	$0.30	$1,713	Per consulting arrangement

Mr. Anthony M. Frank

On March 16, 2009, Mr. Frank purchased a $75,000 convertible debenture which matures on the 3rd anniversary of the purchase date.  The debenture may be converted at any time into common stock at 80% of the lowest closing bid  price per share for the 20 trading days immediately preceding the conversion date.  Interest accrues at 10% per annum and is payable at maturity or upon redemption or conversion.  The Company may redeem the note:  1) If before 6 months at 120% of principal value, plus interest; or 2) If after 6 months, at 131% of principal plus interest.  The Company paid no finder’s fee or commission with regard to Mr. Frank's purchase.

On September 23, 2009, Mr. Frank loaned the Company the sum of $64,000 at 6% annual interest.  The loan matured on March 23, 2009 and the Company is currently negotiating an extension with Mr. Frank.

On March 18, 2010, Mr. Frank made a loan of $20,000 to the Company.  The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  The loan matures in 12 months and bears interest at 6% per annum.  As additional consideration for the loan, Mr. Frank received 400,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at 6% annual interest.  The loan matured on October 15, 2010 and the Company is currently negotiating an extension.

Mr. Victor A. Hollander

Mr. Hollander was named Chief Financial Officer as of November 1, 2008 and receives $10,000 per month for his service.  As of October 31, 2010, the Company owed Mr. Hollander a total of $77,543 in accrued monthly fees and expenses.

On April 9, 2010, Mr. Hollander converted $160,000 in accrued fees into a convertible loan similar to those offered by the Company to other accredited investors.  The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater.  The loan matures in 12 months and bears interest at 6% per annum.  As additional consideration for the loan, Mr. Hollander received 3,200,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.

Mr. Hollander was issued 5,000,000 shares of common stock on July 12, 2010 and on October 29, 2010 for additional services rendered.

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

Report of Independent Registered Public Accounting Firm

Balance Sheet as of October 31, 2010 and 2009

Statements of Operations for the years ended October 31, 2010 and 2009

Statements of Shareholders’ Deficit for the years ended October 31, 2010 and 2009

Statements of Cash Flows for the years ended October 31, 2010 and 2009

Notes to Financial Statements

(b)	Reports on Form 8-K

On June 9, 2010, the Company filed Form 8-K to report that it had entered into a May 4, 2010 Investment Agreement with Dutchess Opportunity Fund, II, LP (the “Investor”) pursuant to which the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months.

(c)	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.68	Securities Purchase Agreement with Ascendiant Capital Group, LLC (incorporated by reference to Exhibit 10.68 to Form 8-K filed on October 6, 2009.

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.20	Investment Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.20 to Form S-1 as filed with the SEC on May 7, 2010.

10.21	Registration Rights Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.21 to Form S-1 as filed with the SEC on May 7, 2010.

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Jeffrey S. Gilbert, CPA for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2008, 2009 and 2010 were $48,250, $41,380 and $9,100, respectively.

Although no 2010 audit fees were paid to Jeffrey S. Gilbert, CPA before the fiscal year ended October 31, 2010, management of the Company estimates that the October 31, 2010 audit fee will approximate $30,000.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $5,400 and $5,600 for the fiscal years ended October 31,  2008 and 2009, respectively.  We anticipate incurring fees for fiscal 2010 tax services following the submission of this Annual Report on Form 10-K of approximately $5,600.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy and other regulatory filings totaled $2,200 and $12,000 for the fiscal years ended October 31, 2008 and 2010, respectively.  The Company incurred no such fees during fiscal 2009.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: January 7, 2011

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

Signatures

/S/ Michael W. Brennan	Chairman and Chief Executive Officer (principal executive officer)	January 7, 2011
MICHAEL W. BRENNAN	and

/S/ Victor A. Hollander	Director and Chief Financial Officer (principal financial and accounting officer)	January 7, 2011
VICTOR A. HOLLANDER

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Micro Imaging Technology, Inc.

I have audited the consolidated balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has limited liquid resources, negative working capital, recurring losses with an accumulated deficit of $42,666,383 at October 31, 2010, and is seeking to implement its business plan, which requires the Company to complete the development and marketing of the new product and/or raise capital through the sale of the Company’s common stock or borrowings.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Jeffrey S. Gilbert, CPA

Los Angeles, California
February 7, 2011

Micro Imaging Technology, Inc. and Subsidiary
 (A Development Stage Company)

Consolidated Balance Sheets

	October 31,
	2010	2009
ASSETS
Current assets:
Cash	$(7,876)	$2,148
Inventories	90,904	90,904
Prepaid expenses	86,868	11,799
Total current assets	169,896	104,851

Fixed assets, net	17,881	45,571

Unamortized prepaid costs and fees related to issuance of convertible debentures	100,040	19,772

Total assets	$287,817	$170,194

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Notes payable to stockholder	$696,000	$219,000
Convertible notes payable	87,500	-
Trade accounts payable	548,174	369,369
Accounts payable to officers and directors	173,243	185,006
Accrued payroll	193,056	89,800
Other accrued expenses	82,083	45,149
Total current liabilities	1,780,056	908,324

Long term liabilities:
Convertible debentures	139,865	75,000
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2010.	26,000	26,000
Total long term liabilities	165,865	101,000

Total liabilities	1,945,921	1,009,324

Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.01 par value; 500,000,000 shares authorized; 177,941,922 and 119,494,187 shares issued and outstanding at October 31, 2010 and 2009, respectively	1,779,429	1,194,942
Additional paid-in capital	39,228,850	37,551,847
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(14,857,182)	(11,776,718)
Total stockholders' (deficit)	(1,658,104)	(839,130)
Total liabilities and stockholders' (deficit)	$287,817	$170,194

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Operations

For  the Two Years in the Periods Ended October 31, 2010 and 2009
and Cumulative period from November 1, 2005 through October 31, 2010

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2010
	2010	2009	(Unaudited)

Sales	$-	$18,000	$58,000
Cost of Sales	-	10,970	29,886

Gross profit	-	7,030	28,114

Operating costs and expenses:
Research and development	687,687	973,344	4,343,808
Sales, general and administrative	1,756,708	1,937,638	6,713,913

Total operating expenses	2,444,395	2,910,982	11,057,721

Loss from operations	(2,444,395)	(2,903,952)	(11,029,607)

Other income (expense):
Interest income	1	1	11,354
Interest expense	(631,401)	(760,230)	(3,992,127)
Other income (expense), net	(3,069)	189,889	161,198
Total other income (expense), net	(634,469)	(570,340)	(3,819,575)

Loss from operations:
Before provision for income tax	(3,078,864)	(3,474,292)	(14,849,182)
Provision for income tax	(1,600)	(1,600)	(8,000)
	(3,080,464)	(3,475,892)	(14,857,182)
Net loss attributable to:
Non-controlling interest	(134,295)	(155,862)	(1,040,493)
Micro Imaging Technology, Inc. stockholders	(2,946,169)	(3,320,030)	(13,816,689)
Net loss	$(3,080,464)	$(3,475,892)	$(14,857,182)

Net loss per share, basic and diluted	$(0.02)	$(0.04)

Shares used in computing net loss per share, basic and diluted	141,859,194	89,695,596

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For  the Two Years Ended October 31, 2010 and 2009

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) (Continued)

For  the Two Years Ended October 31, 2010 and 2009

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2009	119,494,187	$1,194,942	37,551,847	$(39,585,919)	$(839,130)

Common stock issued to officers, directors and consultants
for services, $0.013 per share	11,000,000	110,000	33,000		143,000
for services, $0.0165 per share	75,000	750	488		1,238
for services, $0.02 per share	75,000	750	750		1,500
for services, $0.024 per share	75,000	750	1,050		1,800
for services, $0.026 per share	75,000	750	1,200		1,950
for services, $0.0335 per share	75,000	750	1,763		2,513
for services, $0.0375 per share	2,000,000	20,000	55,000		75,000
for services, $0.039 per share	10,000,000	100,000	290,000		390,000
for services, $0.04 per share	9,975,000	99,750	299,250		399,000
for services, $0.045 per share	150,000	1,500	5,250		6,750
for services, $0.0465 per share	75,000	750	2,738		3,488
for services, $0.048 per share	6,000,000	60,000	228,000		288,000
for services, $0.05 per share	75,000	750	3,000		3,750

Common stock issued for loans, $0.05 per share	10,640,000	106,400	425,600	-	532,000

Common stock issued in private placement offering, $0.0175 per share	428,105	4,281	3,211	-	7,492
Common stock issued in private placement offering, $0.0225 per share	1,130,630	11,306	14,134	-	25,440
Common stock issued in private placement offering, $0.0292 per share	6,000,000	60,000	115,000	-	175,000
Common stock issued in private placement offering, $0.10 per share	50,000	500	4,500	-	5,000

Common stock issued for debt, $0.036 per share	800,000	8,000	21,018		29,018
Common stock issued for debt, $0.04 per share	500,000	5,000	15,000		20,000

Common stock redeemed for cash, $0.04 per share	(750,000)	(7,500)	(7,500)		(15,000)

Options and warrants granted to employees and consultants for services	-	-	67,890	-	67,890

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	96,664	-	96,664

Net loss				(3,080,464)	(3,080,464)

Balance, October 31, 2010	177,942,922	$1,779,429	39,228,850	$(42,666,383)	$(1,658,104)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

For  the Two Years Ended October 31, 2010 and 2009
and Cumulative period from November 1, 2005 through October 31, 2010

			Cumulative period
			from
			November 1, 2005
			through
	October 31,		October 31, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,080,464)	$(3,475,892)	$(14,857,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,690	27,864	125,956
Amortization of costs and fees related to convertible debentures	(26,518)	565,941	619,843
Common stock issued for services	748,663	908,627	2,102,040
Common stock issued to officers and directors for services	554,325	623,860	3,019,310
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	49,018	-	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	67,890	101,234	631,894
Costs and fees related to issuance of convertible debt	634,912	-	537,112
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	(75,069)	-	(61,277)
Inventories	-	7,593	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	233,805	175,229	478,798
Accounts payable to officers and directors	238,237	187,086	477,697
Accrued payroll and other expenses	140,190	47,651	162,044
Net cash used in operating activities	(487,321)	(830,807)	(4,206,210)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,300)	(137,354)
Net cash used in investing activities	-	(1,300)	(137,354)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For  the Two Years Ended October 31, 2010 and 2009
and Cumulative period from November 1, 2005 through October 31, 2010

			Cumulative period
			from
			November 1, 2005
			through
	October 31, 2010		October 31, 2010
	2010	2009	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(60,000)	(11,000)	(1,133,000)
Proceeds from issuance of convertible notes payable	92,365	375,000	957,365
Proceeds from issuance of notes payable to a related party	-	369,000	1,005,800
Proceeds from issuance of notes and convertible notes payable	232,000	-	232,000
Proceeds from issuance of common stock, net	212,932	100,000	2,078,226
Net cash provided by financing activities	477,297	833,000	3,140,391

Net change in cash	(10,024)	893	(1,203,174)

Cash at beginning of period	2,148	1,255	1,195,298

Cash at end of period	$(7,876)	$2,148	$(7,876)

Supplemental Disclosure of Cash Flow Information

Interest paid	$3,751	$3,039	$10,321
Income taxes paid	$1,600	$1,600	$17,040

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$(6,250)	$175,000

Conversion of notes payable, majority stockholder, to shares of common stock	$-	$400,000

Common stock issued in consideration for loans	$305,000	$-

Conversion of other notes payable to shares of common stock	$-	$760,000

Issuance of common stock in payment of liabilities	$-	$191,759

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

The losses incurred to date which are applicable to the noncontrolling (minority) stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the noncontrolling stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2010.   Commencing November 1, 2009, in accordance with the guidance provided under FASB Codification No. 810, (Consolidation-Noncontrolling Interests) the Company’s annual and interim reports will present losses by the subsidiary separately from that attributable to the parent and separately in the equity section of the balance sheets.

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

The Company incurred net losses from continuing operations of $3,080,464 and $3,475,892 for the fiscal years ended October 31, 2010 and 2009, respectively.  At October 31, 2010 the Company had an accumulated deficit of $42,666,383 and is in default under the redemption provisions of its redeemable preferred stock (Note 8).  These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital in the prior and current fiscal years through loans from an individual who is a related party and the largest stockholder, through the sale of convertible debentures and through the sale of the Company’s common stock in various private placement transactions.

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

Cash and Cash Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. As of October 31, 2010 and 2009, there was no cash or cash equivalents outstanding.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2010 and 2009.

Stock Based Compensation

The Company measures share based compensation at the grant date, based on the fair value of the award using the Black-Scholes Option Pricing Model, and recognizes such compensation as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company recognized share-based compensation expense of $67,890 and $101,234 on options and warrants that vested during the fiscal years ended October 31, 2010 and 2009, respectively.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  The Company did not incur advertising expense during the fiscal years ended October 31, 2010 or 2009.

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

Loss Per Share

Basic earnings (loss) per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings (loss) of the entity. Common stock equivalents of 11,400,000 and 7,150,000 as of October 31, 2010 and 2009, respectively, have been omitted from the earnings (loss) per share calculation, as their effect would be antidilutive.

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

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards CodificationTM (ASC) 350-20-35, Intangibles – Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any.  Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of.  As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company does not expect that adoption of this ASU will have a material impact on the Company’s consolidated financial position and results of operations.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

4.	Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2010	2009
Machinery and equipment	$94,932	$94,932
Furniture and fixtures	74,326	74,326
Leasehold improvements	70,370	70,370
	239,628	239,628
Less: accumulated depreciation	(221,747)	(194,057)
Total property and equipment, net	$17,881	$45,571

Depreciation expense for the years ended October 31, 2010 and 2009 was $27,690 and $27,864, respectively.

5.	Convertible Debentures

Anthony M. Frank

On March 16, 2009, Mr. Frank purchased a $75,000 convertible debenture for which the Company has expensed $12,205 in accrued interest as of October 31, 2010.  The debentures are convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 80% of the lowest closing bid price per share for the 20 trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest.  The intrinsic value of the beneficial conversion feature, $25,000, is being amortized over the three-year life of the debenture.  This amount is reflected as a long term liability.

Asher Enterprises, Inc.

On August 16, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $50,000.  The Note matures on May 18, 2011 and is convertible into common shares at a 39% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note.  The Company received the proceeds of the Note on September 8, 2010, less a $3,000 reimbursement to Asher for fees and expenses related to the referenced agreements. The debentures carry a beneficial conversion feature allowing conversion at the option of the holder at any time after purchase into common stock at 61% of the average of the lowest three closing bids during the ten trading days ending one trading day prior to the date the conversion notice is sent.  The Company has calculated the intrinsic value of the conversion feature as of the date of issuance of the debentures (using the same criteria as noted above) and will amortize the $31,967 cost over the 9-month life of the loan.

On October 5, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $37,500.  The Note matures on July 8, 2011 and is convertible into common shares at a 39% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note.  The Company received the proceeds of the Note on October 12, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, is being amortized over the life of the loan.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On October 26, 2010, Asher Enterprises entered into a Purchase Agreement with an unaffiliated noteholder to purchase the Amended and Restated 10% Convertible Note issued to the latter by the Company in the aggregate amount of $64,865 for a $60,000 loan made to the Company in June 2009, plus the $4,865 in interest accrued on such loan.  The Note matures on May 31, 2012 and is convertible into common shares at a 42% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company has calculated the intrinsic value of the conversion feature as of the date of issuance of the debentures (using the same criteria as noted above) and will amortize the $46,971 cost over the life of the loan.  This amount has been reflected as a long term liability.

On November 2, 2010, Asher converted $15,000 of this note at $0.0075 per share and received 2 million shs of common stock.  An additional $10,000 was converted on November 9, 2010 at $0.0074 per share, for another 1,351,351 shares.  On November 16, 2010, an additional $10,000 was converted at $0.0054 for 1,851,852 shares.

Similar purchase and conversion transactions have occurred with Asher subsequent to October 31, 2010.  See Note 13 – “Subsequent Events.”  Concurrent with the issuance of these notes, the Company, as requested by the above creditor, has instructed it stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted.  As of October 31, 2010, 62,232,374 shares have been reserved, but are not considered as issued and outstanding.

6.	Notes Payable to an Officer and Shareholders

At October 31, 2010 and 2009, notes payable to an officer and to the majority shareholder consisted of the following:

	2010	2009
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10,2010.	$64,000	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	$30,000	$—

Unsecured convertible notes payable to officers/directors of the Company; principal and interest at 6% due on April 9, 2011.	$250,000	$60,000

Unsecured notes payable to officer/director of the Company; principal and interest at 6% due on demand.	$70,000	$95,000

Unsecured convertible note payable to various stockholders (including $20,000 to major stockholder); principal and interest at 6% due between November 27, 2010 and April 20, 2011.	$282,000	$—
	696,000	219,000

Less current maturities	$696,000	$219,000

Long term portion of notes payable	$—	$—

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

7.	Income Taxes

At October 31, the components of the income tax expense are as follows:

	2010	2009
Current tax expense:
Federal	$—	$—
State	1,600	1,600
Total corporate tax expense	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2010 were as follows:

Current deferred tax assets:
Accrued vacation	$—
Book compensation for options and warrants	—
Other	—
Total current deferred tax assets	—
Valuation allowance	—
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$11,322,000
Other credit carryforward	165,000
Depreciation and amortization	—
Total noncurrent deferred tax assets	11,487,000
Valuation allowance	(11,487,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2010 was an increase of $1,472,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2010	2009
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

As of October 31, 2010, the Company has federal and state net operating loss carryforwards of $28,512,000 and $14,423,000,  respectively. The federal and state net operating loss carryforwards began expiring  through 2029.  The Company also has federal and state research and development tax credit carryforwards of $165,000 and $130,000, respectively.

8.	Stockholders’ Deficit

Common Stock

On June 29, 2005, the Company entered into a one-year arrangement with Michael Brennan for administrative, public relations and financial services. In addition to a $5,000 per month consulting fee, the Company issued 50,000 shares of common stock to Mr. Brennan each month and granted him three-year warrants to purchase: (a) 100,000 shares of common stock at an exercise price of $0.10 per share and (b) 100,000 shares at $0.25 per share. On August 2, 2006, Mr. Brennan was named Chief Executive Officer and was appointed to the Company’s Board of Directors.  His compensation arrangement continued under the same terms of the 2005 consulting agreement, but included an increased consulting fee of $15,000 per month; and the annual issuance of a two-year option to purchase 100,000 shares of common stock at $0.30 per share; and, from September 1 to December 31, 2007, the issuance of 50,000 shares of the common stock of the Company’s Nevada subsidiary per month.  During the twelve months ended October 31, 2010, pursuant to his compensation arrangement, Mr. Brennan received 600,000 shares of the Company’s common stock with an aggregate fair market value of $21,325 issued at prices ranging from $0.017 to $0.05 per share and options to purchase 100,000 shares of common stock with a fair market value of $1,713.

Also between November 1, 2008 and October 31, 2010, the Company issued a total of 300,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at prices ranging from $0.017 to $0.05 per share and were expensed at a total cost of $10,663.

On November 2, 2009, the Company issued 800,000 shares of common stock to a law firm in payment of $29,018 in legal fees accrued between May and October 2009 in regard to litigation conducted with Divine Capital Group.

On November 5, 2009, the Company issued 500,000 shares of common stock to corporate counsel in payment of $20,000 in legal fees accrued between July 2007 and October 2009.

Between November 1, 2009 and July 31, 2010, the Company issued 4,540,000 shares of common stock and warrants to purchase 500,000 shares of common stock as partial consideration for $252,000 in convertible term loans received from various lenders.  Of such loans, $20,000 was received from our largest stockholder and $25,000 was a loan made from our Chief Executive Officer, Michael Brennan, in fiscal 2009 and transferred to an unaffiliated third party in February 2010.

On January 7, 2010, the Board of Directors approved the establishment of the Company’s 2010 Employee Benefit Plan, authorizing the issuance of up to 12 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  During the twelve months ended October 31, 2010, the Board authorized the issuance of all 12 million shares under the Plan to two consultants for services and expensed $523,000 in consulting fees.

On March 17, 2010, the Company issued a total of 5,000,000 shares of common stock to two consultants for investor relations services to be rendered over a one-year term.  The fair market value of the shares was determined to be $200,000, or $0.04 per share, and will be amortized over one year.  The Company expensed $124,932 as consulting fees as of October 31, 2010 pursuant to the issuance of these shares.

On April 6, 2010, the Company issued 750,000 shares of common stock in lieu of $15,000 in cash, as a document preparation fee in conjunction with an Investment Agreement which it entered into on May 4, 2010 with Dutchess Opportunity Fund, II, LP (Dutchess).  Pursuant to the Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over a three-year period.   The fair market value of the stock issued to Dutchess was determined to be $30,000.  The shares were redeemed by the Company in October 2010 by making payment to Dutchess in the sum of $15,000.

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

Between April 22 and June 15, 2010, the Company sold 6,000,000 shares of common stock to an unaffiliated third party in private placements transactions at $0.029 per share and received proceeds in the sum of $175,000.

On May 26, 2010, the Company sold 50,000 shares of common stock to a unaffiliated party in a private placement sale at $0.10 per share for proceeds of $5,000.

On July 12, 2010, the Board of Directors authorized an issuance of 5,000,000 shares of common stock each to Michael Brennan, Chief Executive Officer, and Victor Hollander, Chief Financial Officer, for services rendered.  The total fair market value of the shares was $390,000, or $0.039 per share.

Between September 8 and October 15, 2010, Dutchess Opportunity Fund purchased 1,558,736 shares of common stock at prices of $0.0175 and $0.0225 per share under the terms of the May 4, 2010 Securities Purchase Agreement.  The Company received net proceeds of $32,492 over the six separate sale transactions.

On October 29, 2010, the Board of Directors authorized an issuance of 6,000,000 shares of common stock to Michael Brennan and 5,000,000 shares to Victor Hollander for services rendered.  The value of the shares was determined to be $143,000, or $0.013 per share.

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

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock.  Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock.  As of October 31, 2010, there were no shares of Series C preferred stock issued or outstanding.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder.  There were no shares of Series D preferred stock issued or outstanding at October 31, 2010.

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

Common Stock Options

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “plan”), for officers, directors, employees, consultants, and advisors of the Company. The plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive stock options granted to anyone who owns more than 10% of the voting power of all classes of the Company’s common stock must be a minimum of 110% of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator. The term of each Incentive stock option granted is fixed by the plan administrator and shall not exceed 10 years, except that for those who own 10% of the voting power of the Company the term of the option may be no more than five (5) years. Non-qualified stock options may not be granted for more than ten years. The vesting period for both Incentive stock options and Non-qualified stock options is determined by the administrator at or after the date of grant.  All remaining options available under the Plan, 140,000, were granted under this plan to an employee during the fiscal year ended October 31, 2009.

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

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan (“Stock Plan”) effective May 2, 2008.  Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors.   The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company.  The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt.  An additional 2,000,000 shares were issued under the Stock Plan on June 12, 2009 to a consultant and 50,000 shares were issued on November 2, 2009 to legal counsel in partial payment of legal fees.  There remains 365,528 shares and/or options available under this Plan as of October 31, 2010.

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Plan, the Company can grant up to four (4) million shares of common stock of options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company issued 2,750,000 shares of common stock during the fiscal year ended October 31, 2009.  During fiscal 2010, the Company issued the remaining 1,250,000 shares available under the Plan to legal counsel in payment of accrued fees.  See Note 8  – “Common Stock.”

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	4,160,000	$0.16	3.0	$—
Granted	2,200,000	0.12
Exercised	—	—
Expired	(310,000)	0.28
Canceled	—	—
Outstanding at October 31, 2009	6,050,000	0.11	2.8	$74,040
Granted	200,000	0.16
Exercised	—	—
Expired	(350,000)	0.36
Canceled	—	—
Outstanding at October 31, 2010	5,900,000	$0.10	1.9	$—

The values of the consideration received were based on the values of the options granted.  The values of the options were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2010 and 2009.

	2010	2009
Risk-free interest rate	1.55%	1.96%
Expected dividend yield	—	—
Expected stock price volatility	2.84	3.21
Expected life in years	2 years	4 years

Summary information about the Company’s options outstanding at October 31, 2010 is set forth in the table below.  Options outstanding at October 31, 2010 expire between January 2011 and January 2016.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Range of Exercise Prices	Options Outstanding October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2010	Weighted Average Exercise Price
$0.02 - $0.15	5,150,000	2.0	$0.07	5,150,000	$0.07
$0.24 - $0.30	750,000	1.9	$0.29	750,000	$0.29
TOTAL:	5,900,000			5,900,000

There were no unvested stock options as of October 31, 2010.
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

During the fiscal years ended October 31, 2010 and 2009, the Company granted warrants as follows:

On February 8, 2010, the Company granted two-year warrants to purchase 500,000 shares of common stock as partial consideration for a $30,000 loan.  The warrants vest in full as of the grant date with an exercise price of $0.03 per share.  The fair market value of these warrants was also recorded as consulting expense in the amount of $24,745 as of the fiscal year ended October 31, 2010.

On October 28, 2010, the Board granted warrants to purchase a total of 4,000,000 shares of common stock to two consultants to the Company.  The warrants are exercisable until October 28, 2012 at $0.011 per share.  The Company recognized a non-cash compensation expense of $37,532 on these issuances.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2010 and 2009 and changes during the years then ended.  Warrants outstanding at October 31, 2010 expire between September 2011 and October 2012.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2008	740,000	$0.15
Granted	500,000	0.03
Exercised	—	—
Expired	(140,000)	0.41
Outstanding at October 31, 2009	1,100,000	0.06
Granted	4,500,000	0.01
Exercised	—	—
Expired	(100,000)	0.06
Outstanding at October 31, 2010	5,500,000	$0.02

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2010 and 2009:

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	2010	2009
Risk-free interest rate	1.57%	2.03%
Expected dividend yield	—	—
Expected stock price volatility	3.68	3.40
Expected life in years	2 years	3 years

Summary information about the Company’s warrants outstanding at October 31, 2010 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2010	Weighted Average Exercise Price
$ 0.011 - $ 0.03	5,000,000	1.9	$0.015	5,000,000	$0.015
$ 0.10	500,000	.9	$0.10	500,000	$0.10
TOTAL:	5,500,000			5,500,000

10.	Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006.  The lease provides the Company with an option to extend the lease for additional one-year terms through March 31, 2012.  The monthly lease payment increased to $3,895 commencing on April 1, 2008.  The lease was extended on April 1, 2010 for an additional year and the lease payment at the same monthly rate.

Future minimum facilities lease payments as of October 31, 2010 are as follows:

2010	$19,475
2011	$—

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

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary, and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages.  The Company’s contribution to the IRA plan was $639 and $4,701 for the fiscal years ended October 31, 2010 and 2009, respectively.

13.	Subsequent Events (Unaudited)

In accordance with this consulting arrangement, between November 1, 2010 and January 7, 2011, the Company issued 100,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

The Company issued a total of 50,000 shares of common stock between November 1 and January 7, 2011 to a consultant to the Company under the terms of his consulting agreement.

Effective November 1, 2010, the Board of Directors  approved the establishment of the Company’s 2011 Employee Benefit Plan, authorizing the issuance of up to 17 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.

Between November 2 and December 22, 2010, the Company issued a total of 13,026,732 shares of common stock upon the conversion of $60,000 in convertible debentures held by Asher Enterprises.  The conversions took place at prices ranging from $0.003 to $0.0075 per share.

Between November 5 and December 27, 2010, Dutchess Opportunity Fund purchased an additional 2,251,211 shares of common stock at prices ranging from $0.0057 to $0.013 per share.

On November 10, 2010, the Company received a $64,868 principal loan from an unaffiliated shareholder.  The Company is still negotiating with the lender as to the terms and conditions of the loan, which is likely to include a beneficial conversion provision.