Form 10-Q
period 2011-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-03-22
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2011

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

At March 22, 2011, 213,791,418 shares of the Registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
January 31, 2011 and October 31, 2010
(Unaudited)

	January 31,	October 31,
	2011	2010
ASSETS
Current assets:
Cash	$4,942	$-
Inventories	90,904	90,904
Prepaid expenses	36,457	86,868
Total current assets	132,303	177,772

Fixed assets, net	11,177	17,881

Total assets	$143,480	$195,653

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$7,876
Notes payable to stockholder	671,000	696,000
Convertible notes payable, net of unamortized discount of $25,574 and $44,902, respectively	80,599	42,598
Trade accounts payable	570,665	548,174
Accounts payable to officers and directors	219,772	173,243
Accrued payroll	202,471	193,056
Other accrued expenses	98,876	82,083
Total current liabilities	1,843,383	1,743,030

Long term liabilities:
Convertible debentures, net of unamortized discount of $7,003 and $55,138, respectively	67,997	84,727
Redeemable convertible preferred stock, $0.01 par value; 2,600,000
shares authorized, issued and outstanding at January 31, 2011 and October 31, 2010	26,000	26,000
Total long term liabilities	93,997	110,727

Total liabilities	1,937,380	1,853,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 500,000,000 shares authorized;
206,561,418 and 177,941,922 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	2,053,374	1,779,429
Additional paid-in capital	39,168,458	39,228,850
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(15,206,531)	(14,857,182)
Total stockholders' deficit	(1,793,900)	(1,658,104)
Total liabilities and stockholders' deficit	$143,480	$195,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2011 and October 31, 2010
And the Period November 1, 2005 to January 31, 2011
(Development Stage)
 (Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2011
	2011	2010

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	126,385	132,371	4,470,193
Sales, general and administrative	130,130	198,778	6,844,043

Total operating expenses	256,515	331,149	11,314,236

Loss from operations	(256,515)	(331,149)	(11,286,122)

Other income (expense):
Interest income	3	-	11,357
Interest expense	(91,237)	(108,741)	(4,083,364)
Other income (expense), net	-	-	161,198
Total other income (expense), net	(91,234)	(108,741)	(3,910,809)

Loss from operations:
Before provision for income tax	(347,749)	(439,890)	(15,196,931)
Provision for income tax	(1,600)	(1,600)	(9,600)
	(349,349)	(441,490)	(15,206,531)
Net loss attributable to:
Non-controlling interest	(24,641)	(25,813)	(1,040,493)
Micro Imaging Technology, Inc. stockholders	(324,708)	(415,677)	(14,166,038)
Net loss	$(349,349)	$(441,490)	$(15,206,531)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Shares used in computing net loss per
share, basic and diluted	189,898,875	122,268,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended January 31, 2011 and October 31, 2010
And the Period November 1, 2005 to January 31, 2011
(Development Stage)
 (Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2011
	2011	2010	(Unaudited)
Cash flows from operating activities:
Net loss	$(349,350)	$(441,490)	$(15,206,532)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,704	6,984	132,660
Amortization of costs and fees related to convertible debentures	65,358	2,101	685,201
Common stock issued for services	750	75,000	2,102,790
Common stock issued to officers and directors for services	1,500	9,263	3,020,810
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	49,018	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	1,995	631,894
Costs and fees related to issuance of convertible debt	6,420	100,000	543,532
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	50,411	-	(10,866)
Inventories	-	-	(90,904)
Increase (decrease) in liabilities:
Trade accounts payable	22,491	(7,827)	501,289
Accounts payable to officers and directors	46,529	53,262	524,226
Accrued payroll and other expenses	26,208	42,962	188,252
Net cash used in operating activities	(122,979)	(108,732)	(4,329,190)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(137,354)
Net cash used in investing activities	-	-	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
Three Months Ended January 31, 2011 and October 31, 2010
And the Period November 1, 2005 to January 31, 2011
(Development Stage)
 (Unaudited)

			Cumulative period
			from
			November 1, 2005
	Three months ended		through
	January 31,		January 31, 2011
	2011	2010	(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	-	(1,133,000)
Proceeds from issuance of notes payable to a related party	-	-	1,005,800
Proceeds from issuance of notes and convertible notes payable	101,869	100,000	1,291,234
Proceeds from issuance of common stock, net	33,928	-	2,112,154
Net cash provided by financing activities	135,797	100,000	3,276,188

Net change in cash	12,818	(8,732)	(1,190,356)

Cash at beginning of period	(7,876)	2,148	1,195,298

Cash at end of period	$4,942	$(6,584)	$4,942

Supplemental Disclosure of Cash Flow Information

Interest paid	$664	$760	$10,985
Income taxes paid	$1,600	$1,600	$18,640

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable
to shares of common stock	$89,865	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of January 31, 2011, the Company owns eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2011.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2011 and results of operations for the periods presented.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2011.

3.	Inventories

Inventories are stated at the lower of cost of market.  Cost is determined by the first-in-first-out (FIFO) method.  Inventory consists of the following at January 31, 2011 and October 31, 2010.

Raw Materials	$15,115
Finished Goods	75,789

Total	$90,904

4.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2010 Annual Report on Form 10-K. The Company has not experienced any material change in its critical accounting policies since November 1, 2010. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding for a period.  Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include convertible notes payable and stock options under our stock plan.  Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.

Stock Based Compensation

Stock-based compensation costs for stock options issued to employees is measured at the grant date, based on the fair value of the award using the Black Scholes Option Pricing Model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

No stock-based compensation was recognized during the three months ended January 31, 2011.

In May 1999, the Company adopted the Micro Imaging Technology, Inc. 1999 stock option plan (the “Plan”), for officers, directors, employees, consultants, and advisors of the Company. The Plan provides two types of options: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The Plan authorizes the granting of options up to 1,000,000 shares of common stock. The exercise price per share on options granted may not be less than the fair

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

market value per share of the Company’s common stock at the date of grant. The exercise price per share of Incentive Stock Options granted to anyone who owns more than ten percent (10%) of the voting power of all classes of the

Company’s common stock must be a minimum of one hundred ten percent (110%) of the fair market value per share at the date of grant. The options exercise price may be paid in cash or its equivalent including cashless exercises as determined and approved by the plan administrator.  The term of each Incentive Stock Option granted is fixed by the plan administrator and shall not exceed ten (10) years, except that for those who own ten percent (10%) of the voting power of the Company the term of the option may be no more than five (5) years. Non-qualified Stock Options may not be granted for more than ten (10) years. The vesting periods for both Incentive Stock Options and Non-Qualified

Stock Options are determined by the administrator at or after the date of grant.  As of the fiscal year ended October 31, 2008, all of the options available for issuance under the Plan have been granted.

In September 2007, the Company’s subsidiary adopted the Micro Imaging Technology 2007 Stock Option Plan authorizing the granting of options up to 3,000,000 shares of common stock.  This plan is otherwise identical to the above 1999 stock option plan of its parent company in eligibility requirements, types of options and other terms and conditions.  There have been no options granted under this plan to date.

The Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan (the “Benefit Plan”) effective December 3, 2007.  Under the Benefit Plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  Between September 2007 and March 2008, all three (3) million shares of common stock authorized under the Benefit Plan were issued to Michael Brennan (1,750,000 shares) and Victor Hollander (1,250,000 shares) for services rendered.

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

The Company adopted the 2009 Employee Benefit Plan in October 2008.  Under the Benefit Plan, the Company can grant up to four (4) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility and terms of each grant is determined by the Board of Directors.  The Company granted 2,250,000 options under the Benefit Plan during the fiscal year ended October 31, 2008.  In May 2009, the Company granted 500,000 shares, valued at $28,088, under the Benefit Plan to Michael Brennan.  In November 2009, the Company issued 1,300,000 shares valued at $49,018 to legal firms rendering services to the Company for accrued fees.

On January 7, 2010, the Board of Directors authorized the formation of the 2010 Employee Benefit Plan which is authorized to grant up to twelve (12) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  During the fiscal year ended October 31, 2010, the Company issued all of the twelve (12) million shares of common stock under the Benefit Plan to consultants for services rendered in the aggregate sum of $523,000.

The following table summarizes information about options granted under the Company’s equity compensation plans through January 31, 2011 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,900,000	$0.10	1.9	$—
Granted	—	—
Exercised	—	—
Expired	(250,000)	0.14
Canceled	—	—
Outstanding at January 31, 2011	5,650,000	$0.07	1.8	$—

Summary information about the Company’s options outstanding at January 31, 2011 is set forth in the table below.  Options outstanding at January 31, 2011 expire between August 2010 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	4,900,000	1.8	$0.07	4,900,000	$0.07
$ 0.24 - $0.30	750,000	1.6	$0.29	750,000	$0.29
TOTAL:	5,650,000			5,650,000

As of January 31, 2011, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

In January 2011, FASB issued ASU No. 2011-01:  Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  In the Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  Under ASU 2010-20:  Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, issued in July 2010, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in Update 2011-01, temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

5.	Convertible Debentures

Anthony M. Frank

In December 2008, the Company authorized a private offering to sell up to $2,500,000 in convertible debentures.  On March 16, 2009, the Company’s largest stockholder, Anthony M. Frank, purchased $75,000 of the convertible debentures.  The debenture matures on March 16, 2012 and is convertible at any time at the option of the holder into the Company’s common stock at a fair market value of eighty percent (80%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding conversion.  The debentures are also redeemable by the Company:  1) if before three months at one hundred twenty percent (120%) of the principal value, plus interest; or 2) if after three months, at one hundred thirty one percent (131%) of principal, plus interest.

During the three months ended January 31, 2011, the Company expensed $1,890 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature (which represents the twenty percent (20%) discount in the conversion price of the common stock) was determined to be $18,750 and is being amortized over the three-year life of the debenture.  The Company expensed $1,575 of this cost during the three months ended January 31, 2011.

Asher Enterprises, Inc.

On August 16, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $50,000.  The Note matures on May 18, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on September 8, 2010, less a $3,000 reimbursement to Asher for fees and expenses related to the referenced agreements. The debentures carry a beneficial conversion feature allowing conversion at the option of the holder at any time after purchase into common stock at sixty one percent (61%) of the average of the lowest three closing bids during the ten trading days ending one trading day prior to the date the conversion notice is sent.  The Company has calculated the intrinsic value of the conversion feature as of the date of issuance of the debentures (using the same criteria as noted above) and will amortize the $31,967 cost over the nine (9)-month life of the loan and the Company has expensed $19,891 of that amount as of January 31, 2011.

On October 5, 2010, the Company entered into a second Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $37,500.  The Note matures on July 8, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on October 12, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, is being amortized over the life of the loan and the Company has expensed $10,478 of that amount as of January 31, 2011.

On October 26, 2010, Asher Enterprises entered into a Purchase Agreement with an unaffiliated noteholder to purchase the Amended and Restated ten percent (10%) Convertible Note issued to the latter by the Company in the aggregate amount of $64,865 for a $60,000 loan made to the Company in June 2009, plus the $4,865 in interest accrued on such loan.  The Note matures on May 31, 2012 and is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company  has calculated the intrinsic value of the conversion feature to be $46,971 as of the date of issuance of the debentures using the same criteria as noted above.  Between November 2, 2010 and January 26,

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

2011, Asher converted the entire principal amount of the note into a total of 13,741,791 shares of common stock at prices ranging from $.0034 to $.0075 per share.

On November 19, 2010, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $35,000.  The Note matures on August 23, 2011 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on December 3, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $22,377, is being amortized over the life of the loan and the Company has expensed $6,050 of that amount as of January 31, 2011.

On December 6, 2010, Asher Enterprises entered into a Purchase Agreement with an unaffiliated noteholder to purchase the Amended and Restated eight percent (8%) Convertible Note issued to the latter by the Company in the principal amount of $25,000 for a loan made to the Company in December 2009.  The Note matures on December 31, 2011 and is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company calculated the intrinsic value of the conversion feature to be $18,159 as of the date of issuance of the debentures using the same criteria as noted above.  During December 2010, Asher converted the entire principal amount of the note into a total of 7,823,519 shares of common stock at prices ranging from $.003 to $.0034 per share.

Concurrent with the issuance of these notes to Asher, the Company, as requested by the above creditor, has instructed it stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted.  As of January 31, 2011, 93,643,167 shares have been reserved, but are not considered as issued and outstanding.

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  On February 15, 2010, Mr. Brennan transferred title to $25,000 in principal loans to an unaffiliated third party.  This loan was reclassified into a convertible term note with provisions identical to the “Convertible Term Loans” discussed below in this Note 6.  It was subsequently sold to Asher Enterprises and converted into common stock.  The loans from Mr. Brennan are due upon demand and accrue interest at the rate of six percent (6%) per annum.  The Company has recorded $7,978 in interest expense as of January 31, 2011 on these loans from Mr. Brennan.

Our largest stockholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at six percent (6%) per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $5,250 in interest on the loan as of January 31, 2011.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at six percent (6%) interest for ninety (90) days.  The loan is convertible into common stock at the option of the holder into common stock at $0.025 per share or the average closing price of the common stock for the twenty (20) trading days prior to conversion.  The Company accrued interest of $991 on this loan as of January 31, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

Convertible Term Loans

Between November 1, 2009 and April 20, 2010, the Company borrowed $157,000 from five unaffiliated lenders and $20,000 from our largest stockholder.  The Convertible Term Loans mature in twelve (12) months, bear interest at six percent (6%) per annum and require the Company to make payments on the loans each fiscal quarter from a sinking fund to be established from any proceeds received from operating profits, proceeds derived from a securities purchase agreement entered into with Ascendiant Capital Group in October 2009 (which was subsequently terminated by the Company on May 6, 2010), and/or from other equity funding.  The loans are convertible, at the option of the lender, into common stock at a twenty percent (20%) discount to fair market value or $0.10 per share, whichever is greater.  As additional consideration for the loan, the lender receives restricted common stock, the number of which is determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.  One lender also received a two-year warrant to purchase 500,000 shares of common stock at $0.03 per share as additional consideration for a $30,000 loan.

During April 2010, the Company borrowed an additional $25,000 under the terms of the above Convertible Term Loans.  However, this loan provides that it is convertible at the option of the lender, into common stock at a twenty percent (20%) discount to fair market value of $0.05 per share, whichever is greater.

Including the $25,000 loan transferred by Mr. Brennan as discussed above under “Notes Payable,” as of January 31, 2011, the Company had issued 4,540,000 shares of common stock in exchange for all of the above $227,000 in loans and has expensed an aggregate of $13,507 in interest accrued on the loans.

On April 9, 2010, our Chief Executive Officer, Michael Brennan and our Chief Financial Officer, Victor Hollander, converted $90,000 and $160,000, respectively, into convertible term loans.  Also, on April 9, 2010, a consultant to the Company converted $55,000 into a convertible term loan.  The funds converted represented unpaid fees and expenses that had been accrued on the Company’s books.  The terms of the loans are identical to the above Convertible Term Loans received through March 2010 and provide for the issuance of shares as additional consideration.  Consequently, the Company expensed $305,000 on the issuance of  6,100,000 shares of common stock for these loans and expensed $14,891 in interest accrued on the loans as of January 31, 2011.

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of three percent (3%) of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the three months ended January 31, 2011 and 2010 was $0 and $1,592, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the three months ended January 31, 2011, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at $0.01 per share.  The aggregate fair market value of the shares was determined to be $1,500.

The Company issued 75,000 shares of common stock to a consultant of the Company, during the three months ended January 31, 2011 in accordance with his compensation arrangement.  The shares were issued at $0.01 per share, with an aggregate fair market value of $750.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(Unaudited)

Common Stock Issued in Private Placement Transactions

Between November 5, 2010 and January 25, 2011, Dutchess Opportunity Fund purchased 6,828,038 shares of common stock at prices ranging from $0.006 and $0.01 per share under the terms of the May 4, 2010 Securities Purchase Agreement.  The Company received proceeds of $45,508, net of $660 in transfer fees, over six separate sale transactions.

Common Stock Issued in Cancellation of Debt

Between November 2, 2010 and January 26, 2011, the Company issued 21,565,458 shares of common stock to Asher Enterprises, Inc. upon conversion of $89,865 in convertible notes at prices ranging from $0.003 to $0.007 per share.

9.	Subsequent Events

In accordance with his consulting arrangement, in February 2011, the Company issued 50,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

On February 5, 2011, the Board of Directors approved the establishment of the Company’s 2011 Employee Benefit Plan, authorizing the issuance of up to fifteen (15) million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan.  On February 17, 2011, the Board authorized the issuance of three (3) million shares under the Plan to Michael Brennan for extraordinary services rendered and expensed $18,000 in consulting fees.  An additional three (3) million shares were granted to the Company’s legal counsel for services rendered.

On February 18, 2011, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $32,500.  The Note matures on October 28, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $20,779, is being amortized over the life of the loan as additional interest expense.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

Results of Operations

References to fiscal 2011 and fiscal 2010 are for the three month periods ended January 31, 2011 and 2010, respectively.

The Company had no sales revenue during the three months ended January 31, 2011.

Research and development expenses for the three month period ended January 31, 2011 decreased by $5,986 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects reductions in expenditures across the board, particularly in consulting and employee benefit-related expenses.

Sales, general and administrative expenses decreased by $68,647 for the three months ended January 31, 2011 compared to the prior year period due, primarily, to a decrease in consulting fees paid with common stock.

The Company realized minimal interest income during the three months ended January 31, 2011 as investment capital was utilized to sustain operations.  Interest expense for the three months ended January 31, 2011 decreased by $17,504 compared to the prior period.   The decrease reflects the costs of additional borrowings conducted by the Company during the latter part of fiscal 2010 through the current fiscal quarter and the amortization of interest on beneficial conversion features on debentures issued during that time frame.

We recorded the minimum state income tax provision in fiscal 2011 and 2010 as we had cumulative net operating losses in all tax jurisdictions.

Equity Financing Arrangements

On May 4, 2010, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”).  Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-nine months (the “Equity Line”).  The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 125,000,000 (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at nine-five percent (95%) of the lowest daily VWAP of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily volumn-weighted average price (VWAP) of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, but not the obligation, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

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

•          the Company will not be entitled to put shares to Dutchess to the extent that such shares would cause Dutchess's beneficial ownership to exceed four point ninety nine percent (4.99%) of our outstanding shares; and

•          the Company will not be entitled to put shares to Dutchess prior to the closing date of the preceding put.

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

During September and October 2010, the Company issued six (6) puts under the investment agreement with Dutchess and sold 1,558,736 shares of common stock to Dutchess at prices ranging from $0.0175 to $0.0225 per share for net proceeds of $32,492.  An additional 6,828,038 shares have been sold to Dutchess during the three months ended January 31, 2011for net proceeds of $33,268.

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

Liquidity and Capital Resources

At January 31, 2011, we had working capital deficit of $1,711,080.  This represents a working capital decrease of $145,822 compared to that reported at October 31, 2010. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our only source of cash during the three months ended January 31, 2011 has been from loans totaling $101,869 and the sale of common stock for $33,268.  Management estimates that it utilized $43,400 per month in working capital on operations for the three months ended January 31, 2010, compared to the approximate $66,300 per month expended during the three month period ended January 31, 2011.

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

During the three months ended January 31, 2011, we sold $33,268 in common stock, net of bank fees, and received $122,368 in loans which are convertible into common shares at any time prior to their maturity date and bear interest at eight percent (8%) per the agreement.  The Company continues to seek additional loans.

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

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through May 2011.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Between November 1, 2010 and January 31, 2011, the Company issued a total of 150,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock was $0.01 per share, for an aggregate compensation expense of $1,500 as of the three months ended January 31, 2011.

Also between November 1, 2010 and January 31, 2011, the Company issued a total of 75,000 common shares to a consultant pursuant to a consulting arrangement.  Such shares were issued at $0.01 per share and were expensed at a total cost of $750 as of January 31, 2011.

Between November 2, 2010 and January 26, 2011, the Company issued a total of 21,565,458 shares of common stock upon the conversion of $89,865 in convertible notes at prices ranging from $0.003 to $0.007 per share.

The Company sold 6,828,038 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the three months ended January 31, 2011 for net proceeds of $45,508 at prices ranging from $0.006 to $0.013per share.

Items 3 through 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *

* Filed herewith

(b)	Reports on Form 8-K.

On January 26, 2011, the Company filed Form 8-K to report that on January 26, 2011 it entered into a Securities Purchase Agreement with Asher Enterprises, Inc.  Pursuant to the Agreement, the Company agreed to sell and issue to Asher an 8% convertible promissory note in the aggregate principal amount of $32,500.  The note is convertible into shares of the Company’s common stock at a price calculable pursuant to Section 1.2 of the Convertible Promissory Note.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2011	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)