Form 10-Q
period 2011-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-06-20
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended April 30, 2011

MICRO IMAGING TECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California  92673
(Address of principal executive offices)          (Zip Code)

Registrant’s telephone number, including area code:  (949) 388-4547

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

At June 10, 2011, there were 261,494,076 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
April 30, 2011 and October 31, 2010

	April 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Inventories	$90,904	$90,904
Prepaid expenses	12,799	86,868
Note receivable	35,000	-
Total current assets	138,703	177,772

Fixed assets, net	5,383	17,881

Total assets	$144,086	$195,653

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$20,871	$7,876
Notes payable to stockholder	675,000	696,000
Convertible notes payable, net of unamortized discount of $50,467 and $44,902 in 2011 and 2010, respectively	90,033	42,598
Trade accounts payable	637,484	548,174
Accounts payable to officers and directors	267,272	173,243
Accrued payroll	215,886	193,056
Other accrued expenses	115,006	82,083
Total current liabilities	2,021,552	1,743,030

Long term liabilities:
Convertible notes payable, net of unamortized discount of $38,361 and $55,138 in 2011 and 2010, respectively	101,507	84,727
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2011 and October 31, 2010	26,000	26,000
Total long term liabilities	127,507	110,727

Total liabilities	2,149,059	1,853,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 500,000,000 shares authorized; 240,271,457 and 177,941,922 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	2,402,714	1,779,429
Additional paid-in capital	39,022,319	39,228,850
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(15,620,805)	(14,857,182)
Total stockholders' deficit	(2,004,973)	(1,658,104)
Total liabilities and stockholders' deficit	$144,086	$195,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended April 30, 2011 and April 30, 2010
And the Period November 1, 2005 to April 30, 2011
 (Unaudited)

					Cumulative period
					from
	Three months ended		Six months ended		November 1, 2005
	April 30,		April 30,		through
	2011	2010	2011	2010	April 30, 2011

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	155,603	176,251	281,988	308,622	4,625,796
Sales, general and administrative	171,964	258,415	304,595	457,193	7,018,508

Total operating expenses	327,567	434,666	586,583	765,815	11,644,304

Loss from operations	(327,567)	(434,666)	(586,583)	(765,815)	(11,616,190)

Other income (expense):
Interest income	-	1	3	1	11,357
Interest expense	(59,134)	(500,491)	(175,443)	(609,232)	(4,167,570)
Other income (expense), net	-	-	-	-	161,198
Total other income (expense), net	(59,134)	(500,490)	(175,440)	(609,231)	(3,995,015)

Loss from operations:
Before provision for income tax	(386,701)	(935,156)	(762,023)	(1,375,046)	(15,611,205)
Provision for income tax	-	-	(1,600)	(1,600)	(9,600)
	(386,701)	(935,156)	(763,623)	(1,376,646)	(15,620,805)
Net loss attributable to:
Non-controlling interest	-	(34,217)	(134,295)	(60,030)	(1,040,493)
Micro Imaging Technology, Inc. stockholders	(386,701)	(900,939)	(629,328)	(1,316,616)	(14,580,312)
Net loss	$(386,701)	$(935,156)	$(763,623)	$(1,376,646)	$(15,620,805)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Shares used in computing net loss per share, basic and diluted	221,934,634	132,033,107	206,219,956	127,057,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Six Month Period Ended April 30, 2011 and April 30, 2010
And the Period November 1, 2005 to April 30, 2011
(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		through
	2011	2010	April 30, 2011
Cash flows from operating activities:
Net loss	$(763,623)	$(1,376,646)	$(15,620,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,498	13,741	138,454
Amortization of costs and fees related to convertible debentures	143,278	1,793	763,121
Common stock issued for services	750	368,138	2,102,790
Common stock issued to officers and directors for services	66,000	35,500	3,085,310
Common stock issued for debt	71,000	-	71,000
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	49,018	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	26,740	631,894
Costs and fees related to issuance of convertible debt	- `	555,000	537,113
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	74,069	(175,891)	12,792
Inventories	-	-	(90,904)
Notes receivable	(35,000)	-	(35,000)
Increase (decrease) in liabilities:
Trade accounts payable	89,311	32,346	568,109
Accounts payable to officers and directors	94,029	176,037	571,726
Accrued payroll and other expenses	55,753	73,330	217,797
Net cash used in operating activities	(191,935)	(220,894)	(4,398,145)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(137,354)
Net cash used in investing activities	-	-	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
Six Month Period Ended April 30, 2011 and April 30, 2010
And the Period November 1, 2005 to April 30, 2011
(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		through
	2011	2010	April 30, 2011
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(25,000)	-	(1,158,000)
Proceeds from issuance of notes payable to a related party	4,000	-	1,009,800
Proceeds from issuance of notes and convertible notes payable	138,868	225,000	1,328,233
Proceeds from issuance of common stock, net	61,072	-	2,139,298
Net cash provided by financing activities	178,940	225,000	3,319,331

Net change in cash	(12,995)	4,106	(1,216,169)

Cash at beginning of period	(7,876)	2,148	1,195,298

Cash at end of period	$(20,871)	$6,254	$(20,871)

Supplemental Disclosure of Cash Flow Information

Interest paid	$664	$2,041	$10,985
Income taxes paid	$1,600	$1,600	$18,640

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$-	$(6,250)

Common stock issued in consideration for loans	$-	$305,000

Conversion of convertible notes payable to shares of common stock	$139,865	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the six months ended April 30, 2011 and 2010
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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of April 30, 2011, the Company owns eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2011.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2011 and results of operations for the periods presented.

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

Inventories are stated at the lower of cost of market.  Cost is determined by the first-in-first-out (FIFO) method.  Inventory consists of the following at April 30, 2011 and October 31, 2010.

Raw Materials	$15,115
Finished Goods	75,789

Total	$90,904

4.	Notes Receivable

On April 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible notes in the principal amount of $37,500.  The proceeds of the note, $35,000, net of legal fees in the sum of $2,500, were not received until May 9, 2011.  See Note 6 – “Convertible Debentures – Asher Enterprises, Inc.”

5.	Summary of Significant Accounting Policies

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

No stock-based compensation was recognized during the six months ended April 30, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On February 16, 2011 the Board of Directors authorized the formation of the 2011 Employee Benefit Plan which is authorized to grant up to Fifteen (15) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  During the six month period ended April 30, 2011, the Company issued ten million five hundred thousand (10,500) shares of common stock under the Benefit Plan to consultants for services rendered in the aggregate sum of $81,000.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information about options granted under the Company’s equity compensation plans through April 30, 2011 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,900,000	$0.10	1.9	$—
Granted	—	—
Exercised	—	—
Expired	(250,000)	0.14
Canceled	—	—
Outstanding at April 30, 2011	5,650,000	$0.10	1.5	$—

Summary information about the Company’s options outstanding at April 30, 2011 is set forth in the table below.  Options outstanding at April 30, 2011 expire between August 2011 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	4,900,000	1.6	$0.07	4,900,000	$0.07
$ 0.24 - $0.30	750,000	1.4	$0.29	750,000	$0.29
TOTAL:	5,650,000			5,650,000

As of April 30, 20111, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Convertible Debentures

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

During the six months ended April 30, 2011, the Company expensed $3,719 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature (which represents the twenty percent (20%) discount in the conversion price of the common stock) was determined to be $18,750 and is being amortized over the three-year life of the debenture.  The Company expensed $3,099 of this cost during the six months ended April 30, 2011.

Asher Enterprises, Inc.

On August 16, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $50,000.  The Note matures on May 18, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on September 8, 2010, less a $3,000 reimbursement to Asher for fees and expenses related to the referenced agreements. The debentures carry a beneficial conversion feature allowing conversion at the option of the holder at any time after purchase into common stock at sixty one percent (61%) of the average of the lowest three closing bids during the ten trading days ending one trading day prior to the date the conversion notice is sent.  The Company calculated the intrinsic value of the conversion feature as of the date of issuance of the debentures (using the same criteria as noted above) and fully amortized the $31,967 cost as of April 30, 2011 pursuant to the fact that between March 9 and April 25, 2011, Asher converted the full principal balance of the Note into 20,480,039 shares of common stock at prices ranging from $0.0014 to $0.0035 per share.

On October 5, 2010, the Company entered into a second Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $37,500.  The Note matures on July 8, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on October 12, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, is being amortized over the life of the loan and the Company has expensed $18,381 of that amount as of April 30, 2011.

On October 26, 2010, Asher Enterprises entered into third a Purchase Agreement with an unaffiliated note holder to purchase the Amended and Restated ten percent (10%) Convertible Note issued to the latter by the Company in the aggregate amount of $64,865 for a $60,000 loan made to the Company in June 2009, plus the $4,865 in interest accrued on such loan.  The Note matures on May 31, 2012 and is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company has calculated the intrinsic value of the conversion feature to be $46,971 as of the date of issuance of the debentures using the same criteria as noted above.  Between November 2, 2010 and January 26, 2011, Asher converted the entire principal amount of the note into a total of 13,741,791 shares of common stock at prices ranging from $.0034 to $.0075 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 19, 2010, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $35,000.  The Note matures on August 23, 2011 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on December 3, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $22,377, is being amortized over the life of the loan and the Company has expensed $13,426 of that amount as of April 30, 2011.

On December 6, 2010, Asher Enterprises entered into a fifth Purchase Agreement with an unaffiliated note holder to purchase the Amended and Restated eight percent (8%) Convertible Note issued to the latter by the Company in the principal amount of $25,000 for a loan made to the Company in December 2009.  The Note matures on December 31, 2011 and is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company calculated the intrinsic value of the conversion feature to be $18,159 as of the date of issuance of the debentures using the same criteria as noted above.  During December 2010, Asher converted the entire principal amount of the note into a total of 7,823,519 shares of common stock at prices ranging from $.003 to $.0034 per share.

On January 25, 2011, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $32,500. The Note matures on September 25, 2011 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on February 18, 2011, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $20,779, is being amortized over the life of the loan and the Company has expensed $7,234 of that amount as of April 30, 2011.

On April 12, 2011, the Company entered into a seventh Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $37,500.  The Note matures on January 14, 2012 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on May 9, 2011, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, is being amortized over the life of the loan and the Company has expensed $1,598 of that amount as of April 30, 2011.

Concurrent with the issuance of these notes to Asher, the Company, as requested by the above creditor, has instructed it stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted.  As of April 30, 2011, there have been are 42,062,123 shares reserved, but are not considered as issued and outstanding.

Other Convertible Debentures

On November 10, 2010, the Company borrowed $64,868 from an unaffiliated party on terms similar to the Asher notes.  The Notes matures on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum.  The Note is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above and is amortizing the expense over the life of the loan.   The Company has expensed $14,092 with regard to this beneficial conversion feature as of April 30, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  On February 15, 2010, Mr. Brennan transferred title to $25,000 in principal loans to an unaffiliated third party.  This loan was reclassified into a convertible term note with provisions identical to the “Convertible Term Loans” discussed below in this Note 6.  It was subsequently sold to Asher Enterprises and converted into common stock.  The loans from Mr. Brennan are due upon demand and accrue interest at the rate of six percent (6%) per annum.  The Company has recorded $7,978 in interest expense as of April 30, 2011 on these loans from Mr. Brennan.

Our largest stockholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at six percent (6%) per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $5,250 in interest on the loan as of April 30, 2011.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at six percent (6%) interest for ninety (90) days.  The loan is convertible into common stock at the option of the holder into common stock at $0.025 per share or the average closing price of the common stock for the twenty (20) trading days prior to conversion.  The Company accrued interest of $991 on this loan as of April 30, 2011.

On March 28, 2011, the Company borrowed $4,000 from its Chief Financial Officer, Victor
A. Hollander.  The loan bears interest at the rate of six percent (6%) and is payable on demand.

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

Including the $25,000 loan transferred by Mr. Brennan as discussed above under “Notes Payable,” as of April 30, 2011, the Company had issued 4,540,000 shares of common stock in exchange for all of the above $227,000 in loans and has expensed an aggregate of $13,507 in interest accrued on the loans.

On April 9, 2010, our Chief Executive Officer, Michael Brennan and our Chief Financial Officer, Victor Hollander, converted $90,000 and $160,000, respectively, into convertible term loans.  Also, on April 9, 2010, a consultant to the Company converted $55,000 into a convertible term loan.  The funds converted represented unpaid fees and expenses that had been accrued on the Company’s books.  The terms of the loans are identical to the above Convertible Term Loans received through March 2010 and provide for the issuance of common stock as additional consideration.  Consequently, the Company expensed $305,000 on the issuance of  6,100,000 shares of common stock for these loans and expensed $14,891 in interest accrued on the loans as of April 30, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of three percent (3%) of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the six months ended April 30, 2011 and 2010 was $0 and $1,592, respectively.

9.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the six months ended April 30, 2011, pursuant to his compensation arrangement, the Company issued 300,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at $0.01 per share.  The aggregate fair market value of the shares was determined to be $3,000.  For additional services rendered, in February 2011, Mr. Brennan also received 3,000,000 shares of common stock valued at $18,000, or $0.006 per share, under the Company’s 2011 Employee Benefit Plan.

The Company issued 75,000 shares of common stock to a consultant of the Company, during the six months ended April 30,, 2011 in accordance with his compensation arrangement.  The shares were issued at $0.01 per share, with an aggregate fair market value of $750.

The Company issued 7,500,000 shares of common stock to three consultants of the Company, during the six months ended April 30, 2011 under Company’s 2011 Employee Benefit Plan. The shares were issued at prices ranging from $0.006 to $0.01 per share, with an aggregate fair market value of $63,000.

Common Stock Issued in Private Placement Transactions

Between November 5, 2010 and April 30, 2011, Dutchess Opportunity Fund purchased 9,408,038 shares of common stock at prices ranging from $0.006 to $0.01 per share under the terms of the May 4, 2010 Securities Purchase Agreement.  The Company received proceeds of $60,192, net of $880 in transfer fees, over eight separate sale transactions.

Common Stock Issued in Cancellation of Debt

Between November 2, 2010 and April 30, 2011, the Company issued 42,045,497 shares of common stock to Asher Enterprises, Inc. upon conversion of $139,865 in convertible notes at prices ranging from $0.001 to $0.007 per share.

10.	Subsequent Events

In accordance with his consulting arrangement, in May 2011, the Company issued 50,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

The Board on May 6, 2011 authorized the issuance of three (3) million shares under the Company’s 2011 Employee Benefit Plan to Michael Brennan for services rendered and expensed $18,000 in consulting fees. An additional six (6) million shares were granted to the Victor Hollander for services rendered, 600,000 shares were issued to two investors for purchasing $30,000 of the Company’s Convertible Debt and 5,733,333 shares were issued to a note holder for the conversion of $34,000 of debt .

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Results of Operations

References to fiscal 2011 and fiscal 2010 are for the six month periods ended April 30, 2011 and 2010, respectively.

The Company had no sales revenue during the six months ended April 30, 2011.

Research and development expenses for the three and six month periods ended April 30, 2011 decreased by $20,648 and $26,634, respectively, compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects reductions in expenditures across the board, particularly in consulting and employee benefit-related expenses.

Sales, general and administrative expenses decreased by $86,451 and $152,598 for the three and six months ended April 30, 2011, respectively, compared to the prior year period due, primarily, to a decrease in consulting fees paid with common stock.

The Company realized minimal interest income during the six months ended April 30, 2011 as investment capital was utilized to sustain operations.  Interest expense for the three and six month periods ended April 30, 2011 decreased by $441,357 and $433,789, respectively, compared to the prior period.   The difference reflects the decrease in the costs of borrowings conducted by the Company during fiscal 2010 and the amortization of interest on beneficial conversion features on debentures issued during that time frame.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During September and October 2010, the Company issued six (6) puts under the investment agreement with Dutchess and sold 1,558,736 shares of common stock to Dutchess at prices ranging from $0.0175 to $0.0225 per share for net proceeds of $32,492.  An additional 9,408,038 shares have been sold to Dutchess during the six months ended April 30, 2011 for net proceeds of $60,192.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 750,000 shares of common stock as a document preparation fee in the amount of $15,000.   As of October 31, 2010, the Company redeemed the shares by making payment of $15,000 in cash from the proceeds from the Dutchess Investment Agreement.

On October 2, 2009, Micro Imaging Technology, Inc. entered into a similar Securities Purchase Agreement with Ascendiant Capital Group, LLC to establish a possible source of funding through an equity drawdown facility.  The Securities Purchase Agreement with Ascendiant Capital Group, LLC was terminated by the Company on May 6, 2010 without costs or transactions having occurred.

Liquidity and Capital Resources

At April 30, 2011, we had working capital deficit of $1,882,849.  This represents a working capital decrease of $317,591 compared to that reported at October 31, 2010. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our only source of cash during the six months ended April 30, 2011 has been from a $4,000 loan from an officer and director as well as convertible loans totaling $139,865 and the sale of common stock for $60,192.  Management estimates that it utilized $36,000 per month in working capital on operations for the six months ended April 30, 2011, compared to the approximate $66,300 per month expended during the six month period ended April 30, 2010.

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

During the six months ended April 30, 2011, we sold $44,711 in common stock, net of bank fees, and received $169,811 in loans which are convertible into common stock at any time prior to their maturity date and bear interest at eight percent (8%) per the agreement.  The Company continues to seek additional loans.

During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China.  We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean.  In October 2009, we entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar).  This distributor purchased its first MIT System and is making preparations to conduct several workshops and product demonstrations for key prospects in Asia over the next three months.  Biotek is also planning workshops and training classes throughout ASEAN, including Indonesia, Singapore, The Philippines, Thailand, Cambodia, and Vietnam.  BioTek has committed to purchase five (5) Systems by August 2011 and the Company has one outstanding order.

We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through August 2011.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or a additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining financing for future developments, whether in the form of loans, licenses or equity transactions, it is unlikely that we will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. We believe that in order to raise needed capital, we may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

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

Between November 1, 2010 and April 30, 2011, the Company issued a total of 300,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock was $0.01 per share, for an aggregate compensation expense of $3,000 as of the six months ended April 30, 2011. In February 2011, the Company also issued Mr. Brennan 3 million shares of common stock under the Form S-8 Registered 2011 Employee Benefit Plan. Such shares were issued at $0.006 per share and were expensed at a total cost of $18,000 as of April 30, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Between November 1, 2010 and April 30, 2011, the Company issued 7,500,000 shares of common stock to two consultants and the Company’s Counsel under the Form S-8 Registered 2011 Employee Benefit Plan for services rendered. Such shares were issued at prices ranging from $0.006 to $0.01 per share and were expensed at a total cost of $63,000 as of April 30, 2011.

Also between November 1, 2010 and January 31, 2011 the Company issued a total of 75,000 shares of common stock to a consultant pursuant to a consulting arrangement.  Such shares were issued at $0.01 per share and were expensed at a total cost of $750 as of April 30, 2011.

Between November 2, 2010 and April 30, 2011, the Company issued a total of 42,045,497 shares of common stock upon the conversion of $139,865 in convertible notes at prices ranging from $0.001 to $0.007 per share.

The Company sold 9,408,038 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the six months ended April 30, 2011 for net proceeds of $60,192 at prices ranging from $0.006 to $0.013 per share.

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

Dated: June 10, 2011	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)