Form 10-Q
period 2011-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-09-19
CIK 808015

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended July 31, 2011

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

At August 15, 2011, there were 402,028,521 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
July 31, 2011 and October 31, 2010

	July 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$3,570	$-
Inventories	90,904	90,904
Prepaid expenses	1,220	86,868
Total current assets	95,694	177,772

Fixed assets, net	4,278	17,881

Total assets	$99,972	$195,653

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$7,876
Notes payable to stockholder	671,000	696,000
Convertible notes payable, net of unamortized discount of $72,055 and $44,902 in 2011 and 2010, respectively	176,213	42,598
Trade accounts payable	639,130	548,174
Accounts payable to officers and directors	312,485	173,243
Accrued payroll	243,301	193,056
Other accrued expenses	126,349	82,083
Total current liabilities	2,168,478	1,743,030

Long term liabilities:
Convertible notes payable, net of unamortized discount of $0 and $55,138 in 2011 and 2010, respectively	-	84,727
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2011 and October 31, 2010	26,000	26,000
Total long term liabilities	26,000	110,727

Total liabilities	2,194,478	1,853,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 500,000,000 shares authorized; 352,538,521 and 177,941,922 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	3,525,385	1,779,429
Additional paid-in capital	38,094,435	39,228,850
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(15,905,125)	(14,857,182)
Total stockholders' deficit	(2,094,506)	(1,658,104)

Total liabilities and stockholders' deficit	$99,972	$195,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months and Nine months Ended July 31, 2011 and July 31, 2010
And the Period November 1, 2005 to July 31, 2011
(Unaudited)

					Cumulative period
					from
	Three months ended		Nine months ended		November 1, 2005
	July 31,		July 31,		through
	2011	2010	2011	2010	July 31, 2011

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	106,533	194,857	388,521	503,479	4,732,329
Sales, general and administrative	115,021	1,008,770	419,616	1,465,963	7,133,529

Total operating expenses	221,554	1,203,627	808,137	1,969,442	11,865,858

Loss from operations	(221,554)	(1,203,627)	(808,137)	(1,969,442)	(11,837,744)

Other income (expense):
Interest income	-	-	3	1	11,357
Interest expense	(90,593)	9,788	(266,036)	(599,444)	(4,258,163)
Other income (expense), net	27,827	(3,088)	27,827	(3,088)	189,025
Total other income (expense), net	(62,766)	6,700	(238,206)	(602,531)	(4,057,781)

Loss from operations:
Before provision for income tax	(284,320)	(1,196,927)	(1,046,343)	(2,571,973)	(15,895,525)
Provision for income tax	-	-	(1,600)	(1,600)	(9,600)
	(284,320)	(1,196,927)	(1,047,943)	(2,573,573)	(15,905,125)
Net loss attributable to:
Non-controlling interest	(20,937)	(38,480)	(75,872)	(98,510)	(1,040,493)
Micro Imaging Technology, Inc. stockholders	(262,383)	(1,158,447)	(972,071)	(2,475,063)	(14,864,632)
Net loss	$(284,320)	$(1,196,927)	$(1,047,943)	$(2,573,573)	$(15,905,125)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Shares used in computing net loss per share, basic and diluted	267,326,629	150,389,132	227,162,672	134,914,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Month Period Ended July 31, 2011 and July 31, 2010
And the Period November 1, 2005 to July 31, 2011
(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		through
	2011	2010	July 31, 2011
Cash flows from operating activities:
Net loss	$(1,047,943)	$(2,573,573)	$(15,905,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,603	20,725	139,559
Amortization of costs and fees related to convertible debentures	213,239	3,368	833,082
Common stock issued for services	45,750	762,100	2,147,790
Common stock issued to officers and directors for services	58,500	408,200	3,077,810
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	33,000
Common stock issued for accounts payable	18,000	49,018	278,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	26,740	631,894
Costs and fees related to issuance of convertible debt	30,000	530,000	567,113
Interest expense related to beneficial conversion feature		-	1,944,800
Interest paid with common stock	-	-	104,836
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	85,648	(125,480)	24,371
Inventories	-	-	(90,904)
Notes receivable	-	-	-
Increase (decrease) in liabilities:
Trade accounts payable	90,956	234,262	569,754
Accounts payable to officers and directors	139,242	105,494	616,939
Accrued payroll and other expenses	94,511	103,672	256,555
Net cash used in operating activities	(258,494)	(455,474)	(4,452,704)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(137,354)
Net cash used in investing activities	-	-	(137,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
Nine Month Period Ended July 31, 2011 and July 31, 2010
And the Period November 1, 2005 to July 31, 2011
(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		through
	2011	2010	July 31, 2011
Cash flows from financing activities:
Principal payments on notes payable to stockholders	(25,000)	-	(1,158,000)
Proceeds from issuance of notes payable to a related party	34,000	-	1,039,800
Proceeds from issuance of notes and convertible notes payable	199,868	230,000	1,389,233
Proceeds from issuance of common stock, net	61,072	180,000	2,139,298
Net cash provided by financing activities	269,940	410,000	3,410,331

Net change in cash	11,446	(45,474)	(1,179,727)

Cash at beginning of period	(7,876)	2,148	1,195,298

Cash at end of period	$3,570	$(43,326)	$15,571

Supplemental Disclosure of Cash Flow Information

Interest paid	$664	$2,041	$10,985
Income taxes paid	$1,600	$1,600	$18,640

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$-	$(6,250)

Common stock issued in consideration for loans	$34,000	$305,000

Conversion of convertible notes payable to shares of common stock	$207,465	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
For the nine months ended July 31, 2011 and 2010
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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”).  As of July 31, 2011, the Company owns eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders.  Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2011.  Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The Company acquired, in October 1997, an exclusive license to patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. In February 2000, the Company formed Micro Imaging Technology (MIT), a majority-owned Nevada subsidiary, to conduct research and development based upon advancements developed and patented from the licensed technology.   The technology being developed is a non-biologically based system utilizing both proprietary hardware and software to rapidly (near real time) determine the specific specie of an unknown microbe present in a fluid with a high degree of statistical probability (“MIT system”).  It will analyze a sample presented to it and compare its characteristics to a library of known microbe characteristics on file.  At present, it is the Company’s only operation.

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is considered a development stage enterprise.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2011 and results of operations for the periods presented.

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

Inventories are stated at the lower of cost of market.  Cost is determined by the first-in-first-out (FIFO) method.  Inventory consists of the following at July 31, 2011 and October 31, 2010.

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

No stock-based compensation was recognized during the nine months ended July 31, 2011.

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

On February 16, 2011 the Board of Directors authorized the formation of the 2011 Employee Benefit Plan which is authorized to grant up to Fifteen (15) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors.  Eligibility is determined by the Board of Directors.  During the nine month period ended July 31, 2011, the Company issued thirteen million five hundred thousand (13,500,000) shares of common stock under the Benefit Plan to consultants for services rendered in the aggregate sum of $99,000.

The following table summarizes information about options granted under the Company’s equity compensation plans through July 31, 2011 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from three to ten years.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,900,000	$0.10	1.9	$—
Granted	—	—
Exercised	—	—
Expired	(250,000)	0.14
Canceled	—	—
Outstanding at July 31, 2011	5,650,000	$0.10	1.3	$—

Summary information about the Company’s options outstanding at July 31, 2011 is set forth in the table below.  Options outstanding at July 31, 2011 expire between August 2011 and January 2016.

Range of Exercise Prices	Options Outstanding July 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2010	Weighted Average Exercise Price
$ 0.02 - $0.15	4,900,000	1.3	$0.07	4,900,000	$0.07
$ 0.24 - $0.30	750,000	1.1	$0.29	750,000	$0.29
TOTAL:	5,650,000			5,650,000

As of July 31, 20111, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2010 and changes during the nine months ended July 31, 2011

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,500,000	$0.02	1.8	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at July 31, 2011	5,500,000	$0.02	1.0	$—

Summary information about the Company’s warrants outstanding at July 31, 2011 is set forth in the table below.  Warrants outstanding at July 31, 2011 expire between September 2011 and October 2012.

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

In April 2011, FASB issued Accounting Standard Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and International Financial Reporting Standards. While many of the amendments to US GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which removes the option of presenting comprehensive income in the Consolidated Statements of Changes in Stockholder’s Equity. ASU 2011-05 provides entities with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. This guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance, related only to disclosures, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

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

During the nine months ended July 31, 2011, the Company expensed $5,610 in accrued interest on the above debenture.  The intrinsic value of the beneficial conversion feature (which represents the twenty percent (20%) discount in the conversion price of the common stock) was determined to be $18,750 and is being amortized over the three-year life of the debenture.  The Company expensed $4,675 of this cost during the nine months ended July 31, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Asher Enterprises, Inc.

On August 16, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $50,000.  The Note matured on May 18, 2011 and is convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  The Note provided that Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on September 8, 2010, less a $3,000 reimbursement to Asher for fees and expenses related to the referenced agreements. The debentures carry a beneficial conversion feature allowing conversion at the option of the holder at any time after purchase into common stock at sixty one percent (61%) of the average of the lowest three closing bids during the ten trading days ending one trading day prior to the date the conversion notice is sent.  The Company calculated the intrinsic value of the conversion feature as of the date of issuance of the debentures (using the same criteria as noted above) and fully amortized the $31,967 cost as of July 31, 2011 pursuant to the fact that between March 9 and April 25, 2011, Asher converted the full principal balance of the Note, plus $2,000 in accrued interest, into 20,480,039 shares of common stock at prices ranging from $0.0018 to $0.0035 per share.

On October 5, 2010, the Company entered into a second Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $37,500.  The Note matured on July 8, 2011 and was convertible into common shares at a thirty nine percent (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  The Note provided that Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on October 12, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, was fully amortized as of July 31, 2011 pursuant to the fact that between May 19 and July 11, 2011, Asher converted the full principal balance of the Note, plus $1,500 in accrued interest, into 33,283,731 shares of common stock at prices ranging from $0.0009 to $0.0016 per share.   The Company granted Asher an extension until July 11, 2011 to complete the conversion of this Note.

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

On November 19, 2010, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $35,000.  The Note matured on August 23, 2011 and was convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on December 3, 2010, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $22,377, is being amortized over the life of the loan and the Company has expensed $13,426 of that amount as of July 31, 2011.  Between July 19 and July 31, 2011, Asher converted $26,600 of the principal amount of this Note into 66,500,000 shares of common stock at $0.0004 per share.  See also Note 9 – “Subsequent Events.”

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

On January 25, 2011, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $32,500. The Note matures on September 25, 2011 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on February 18, 2011, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $20,779, is being amortized over the life of the loan and the Company has expensed $14,314 of that amount as of July 31, 2011.

On April 12, 2011, the Company entered into a seventh Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $37,500.  The Note matures on January 14, 2012 and is convertible into common shares at a thirty nine (39%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on May 9, 2011, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $23,975, is being amortized over the life of the loan and the Company has expensed $9,768 of that amount as of July 31, 2011.

On June 21, 2011, the Company entered into an eighth Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of an eight percent (8%) convertible note in the aggregate principal amount of $30,000.  The Note matures on March 23, 2012 and is convertible into common shares at a forth five (45%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing one hundred eighty (180) days following the date of the Note.  The Company received the proceeds of the Note on July 7, 2011, less a $2,500 reimbursement to Asher for fees and expenses related to the referenced agreements.  The value of the conversion feature, $24,545, is being amortized over the life of the loan and the Company has expensed $3,636 of that amount as of July 31, 2011.

On August 2, 2011, the Company received an additional $22,500 from Asher Enterprises, net of a $2,500 reimbursement for fees and expenses.  See Note 9 – “Subsequent Events.”

Concurrent with the issuance of these notes to Asher, the Company, as requested by the above creditor, has instructed it stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted.  As of July 31, 2011, there have been are 42,062,123 shares reserved, but are not considered as issued and outstanding.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Other Convertible

On November 10, 2010, the Company borrowed $64,868 from an unaffiliated party on terms similar to the Asher notes.  The Notes matures on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum.  The Note is convertible into common shares at a forty two percent (42%) discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date.  Asher may convert any or all of the unpaid principal note prior to the maturity date.  The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above and is amortizing the expense over the life of the loan.   The Company has expensed $21,674 with regard to this beneficial conversion feature as of July 31, 2011.

6.	Notes Payable

Between May 1 and June 24, 2009, the Company borrowed a total of $95,000 from its Chief Executive Officer, Michael W. Brennan.  On February 15, 2010, Mr. Brennan transferred title to $25,000 in principal loans to an unaffiliated third party.  This loan was reclassified into a convertible term note with provisions identical to the “Convertible Term Loans” discussed below in this Note 6.  It was subsequently sold to Asher Enterprises and converted into common stock.  The loans from Mr. Brennan are due upon demand and accrue interest at the rate of six percent (6%) per annum.  The Company has recorded $10,061 in interest expense as of July 31, 2011 on these loans from Mr. Brennan.

Our largest stockholder, Anthony M. Frank, loaned the Company $64,000 on September 23, 2009.  The loan bears interest at six percent (6%) per annum and is convertible into common stock at the option of the holder.  The Company has accrued a total of $7,154 in interest on the loan as of July 31, 2011.  The loan was due on March 10, 2010 and the Company is currently negotiating with Mr. Frank to extend the maturity date.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at six percent (6%) interest for ninety (90) days.  The loan is convertible into common stock at the option of the holder into common stock at $0.025 per share or the average closing price of the common stock for the twenty (20) trading days prior to conversion.  The Company accrued interest of $1,884 on this loan as of July 31, 2011 and is negotiating with Mr. Frank to extend the maturity date.

On March 28, 2011, the Company borrowed $4,000 from its Chief Financial Officer, Victor
A. Hollander.  The loan bears interest at the rate of six percent (6%) and is payable on demand.  As of the nine months ended July 31, 2011, the Company had accrued $82 in interest on this loan.

Convertible Term Loans

Between November 1, 2009 and April 20, 2010, the Company borrowed $172,000 from five unaffiliated lenders and $20,000 from our largest stockholder.  The Convertible Term Loans mature in twelve (12) months, bear interest at six percent (6%) per annum and require the Company to make payments on the loans each fiscal quarter from a sinking fund to be established from any proceeds received from operating profits, proceeds derived from a securities purchase agreement entered into with Ascendiant Capital Group in October 2009 (which was subsequently terminated by the Company on May 6, 2010), and/or from other equity funding.  The loans are convertible, at the option of the lender, into common stock at a twenty percent (20%) discount to fair market value or $0.10 per share, whichever is greater.  As additional consideration for the loan, the lender receives restricted common stock, the number of which is determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.  One lender also received a two-year warrant to purchase 500,000 shares of common stock at $0.03 per share as additional consideration for a $30,000 loan.

During April 2010, the Company borrowed an additional $25,000 under the terms of the above Convertible Term Loans.  However, this loan provides that it is convertible at the option of the lender, into common stock at a twenty percent (20%) discount to fair market value or $0.05 per share, whichever is greater.  In May 2011, the Company borrowed an additional $30,000 under the Convertible Term Loan arrangement from this same individual.

Including the $25,000 loan transferred by Mr. Brennan as discussed above under “Notes Payable,” as of July 31, 2011, the Company had issued 4,540,000 and 600,000 shares of common stock in fiscal 2010 and during the nine months ended July 31, 2011, respectively, for all of the above $257,000 loans and has expensed an aggregate of $19,821 in interest accrued on the loans as of July 31, 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

On April 9, 2010, our Chief Executive Officer, Michael Brennan and our Chief Financial Officer, Victor Hollander, converted $90,000 and $160,000, respectively, into convertible term loans.  Also, on April 9, 2010, a consultant to the Company converted $55,000 into a convertible term loan.  The funds converted represented unpaid fees and expenses that had been accrued on the Company’s books.  The terms of the loans are identical to the above Convertible Term Loans received through March 2010 and provide for the issuance of common stock as additional consideration.  Consequently, the Company expensed $305,000 in fiscal 2010 on the issuance of 6,100,000 shares of common stock for these loans and has expensed an aggregate of $23,630 in interest accrued on the loans as of July 31, 2011.  On June 1, 2011, $34,000 of the $55,000 converted in fiscal 2010 by the consultant was converted into 5,733,333 shares of common stock at the rate of $0.006 per share.

7.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees.  Participation in the plan is voluntary and employer contributions are determined on an annual basis.  Currently employer contributions are being made at the rate of three percent (3%) of the employees’ base annual wages.  The Company’s contribution to the IRA plan for the nine months ended July 31, 2011 and 2010 was $0 and $639, respectively.

8.	Securities Transactions

Common Stock issued to Officers, Directors and Certain Consultants

During the nine months ended July 31, 2011, pursuant to his compensation arrangement, the Company issued 450,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at $0.01 per share.  The aggregate fair market value of the shares was determined to be $4,500.  For additional services rendered, Mr. Brennan received 3,000,000 shares of common stock valued at $18,000, or $0.006 per share, under the Company’s 2011 Employee Benefit Plan on February 17, 2011  as well as on June 1, 2011 valued at the same price per share for a second $18,000.

On June 1, 2011, the Company issued 3,000,000 shares of common stock to its Chief Financial Officer, Victor Hollander, for additional services rendered to the Company.  The fair market value of the shares was determined to be $18,000, or $0.006 per share.

The Company issued 75,000 shares of common stock to a consultant of the Company, during the nine months ended July 31, 2011 in accordance with his compensation arrangement.  The shares were issued at $0.01 per share, with an aggregate fair market value of $750.

The Company issued 4,500,000 shares of common stock to three consultants of the Company, during the nine months ended July 31, 2011 under Company’s 2011 Employee Benefit Plan. The shares were issued at prices ranging from $0.006 to $0.01 per share, with an aggregate fair market value of $45,000.

Common Stock Issued in Private Placement Transactions

Between November 5, 2010 and July 31, 2011, Dutchess Opportunity Fund purchased 9,408,038 shares of common stock at prices ranging from $0.006 to $0.01 per share under the terms of the May 4, 2010 Securities Purchase Agreement.  The Company received proceeds of $60,192, net of $880 in transfer fees, over eight separate sale transactions.

Common Stock Issued in Cancellation of Debt

Between November 2, 2010 and July 31, 2011, the Company issued 141,829,228 shares of common stock to Asher Enterprises, Inc. upon conversion of $203,965 in convertible notes, plus $3,500 in accrued interest thereon, at prices ranging from $0.001 to $0.0004 per share.

On February 17, 2011, the Company converted $18,000 in accrued legal fees due the Company legal firm into 3,000,000 shares of common stock at $0.006 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

On June 1, 2011, the Company issued 5,733,333 shares of common stock to a consultant upon the conversion of $34,000 of a convertible note at $0.006 per share.

Common Stock Issued for Loan

In May 2011, the Company issued 600,000 shares of common stock at $0.05 per share as partial consideration for a $30,000 loan.

9.	Subsequent Events

In accordance with his consulting arrangement, in August 2011, the Company issued 50,000 shares of common stock to its Chief Executive Officer, Michael Brennan.  Also in August 2011, as part of his employment arrangement, Mr. Brennan was also granted two-year options to purchase 100,000 shares of common stock at an exercise price of $0.30 per share.

On August 2, 2011, the Company received an additional $22,500, net of fees and expenses, from Asher Enterprises, Inc. pursuant to a Stock Purchase Agreement.

In August 2011, Asher converted an additional $9,800 in principal loans into 24,500,000 shares of common stock at $0.004 per share.

On August 2, 2011, the Company sold 25,000,000 shares of common stock in a private placement transaction to an unaffiliated investor for proceeds of $50,000.  As additional consideration for the purchase, the Company granted the purchaser a two-year warrant to purchase up to an additional $50,000 in common stock at a 25% discount to the average closing price of the stock on the 3 trading days prior to exercise of the warrant.

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

Results of Operations

References to fiscal 2011 and fiscal 2010 are for the nine month periods ended July 31, 2011 and 2010, respectively.

The Company had no sales revenue during the three and nine months ended July 31, 2011.

Research and development expenses for the three and nine month periods ended July 31, 2011 decreased by $88,324 and $114,958, respectively, compared to the prior year while R&D expenditures increased by $67,279 for the three months ended July 31, 2011 comparatively. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall decrease reflects reductions in virtually all category of expenditures, particularly in consulting, legal and employee benefit-related expenses.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Sales, general and administrative expenses decreased by $893,749 and $1,046,347 for the three and nine months ended July 31, 2011, respectively, compared to the prior year period due, primarily, to a decrease in consulting fees paid with common stock, salaries and related expenses, as well as shareholder relations expenditures.

The Company realized negligible interest income during the nine months ended July 31, 2011 as all available capital was utilized to sustain operations.  Interest expense for the nine month period ended July 31, 2011 decreased by $333,408 compared to the prior period when common stock was issued as additional consideration for loans obtained during fiscal 2010.  However, interest expense for the three months ended July 31, 2011 increased by $100,381 compared to the prior fiscal year and results from the amortization of interest on beneficial conversion features for convertible debentures issued since the latter part of fiscal 2010.

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

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at nine-five percent (95%) of the lowest daily volumn-weighted average price (VWAP) of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily VWAP of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, but not the obligation, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

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

During September and October 2010, the Company issued six (6) puts under the investment agreement with Dutchess and sold 1,558,736 shares of common stock to Dutchess at prices ranging from $0.0175 to $0.0225 per share for net proceeds of $32,492.  An additional 9,408,038 shares have been sold to Dutchess during the nine months ended July 31, 2011 for net proceeds of $60,192.

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

Liquidity and Capital Resources

At July 31, 2011, we had working capital deficit of $2,072,784.  This represents a working capital decrease of $507,526 compared to that reported at October 31, 2010. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our only source of cash during the nine months ended July 31, 2011 has been from a $4,000 loan from an officer and director as well as $60,192 from the sale of common stock and loans and convertible loans totaling $30,000 and $189,865, respectively.  Management estimates that it utilized $40,600 per month in working capital on operations for the nine months ended July 31, 2011, compared to the approximate $50,000 per month expended during the nine month period ended July 31, 2010.

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

During the nine months ended July 31, 2011, we sold $61,072 in common stock, net of bank fees, and received $34,000 in loans and $189,868 in loans which are convertible into common stock at any time prior to their maturity date and bear interest at eight percent (8%) per the agreement.  The Company continues to seek additional loans.

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

In the opinion of management, available funds and funds anticipated from forthcoming borrowings and equity sales are expected to satisfy our working capital requirements through September 2011.  However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Between November 1, 2010 and July 31, 2011, the Company issued a total of 450,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement.  The fair market value of the stock was $0.01 per share, for an aggregate compensation expense of $4,500 as of the nine months ended July 31, 2011.  In February 2011, the Company also issued Mr. Brennan three (3) million shares of common stock under the Form S-8 Registered 2011 Employee Benefit Plan (the Plan). Such shares were issued at $0.006 per share and were expensed at a total cost of $18,000 as of July 31, 2011.  An additional three (3) million shares of common stock were issued to Mr. Brennan on June 1, 2011 under the Plan also at a fair market value of $18,000.

The Company’s Chief Financial Officer, Victor Hollander, received three (3) million shares of common stock on June 1, 2011 for additional services rendered.  The value of the shares were expensed at a total cost of $18,000, or $0.006 per share.

Between November 1, 2010 and July 31, 2011, the Company issued 7,500,000 shares of common stock to two consultants and the Company’s Counsel under the Form S-8 Registered 2011 Employee Benefit Plan for services rendered. Such shares were issued at prices ranging from $0.006 to $0.01 per share and were expensed at a total cost of $63,000 as of July 31, 2011.

Also between November 1, 2010 and January 31, 2011 the Company issued a total of 75,000 shares of common stock to a consultant pursuant to a consulting arrangement.  Such shares were issued at $0.01 per share and were expensed at a total cost of $750 as of July 31, 2011.

Between November 2, 2010 and July 31, 2011, the Company issued a total of 141,829,228 shares of common stock upon the conversion of $203,965 in convertible notes and $3,500 in interest at prices ranging from $0.001 to $0.0004 per share.

The Company sold 9,408,038 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the nine months ended July 31, 2011 for proceeds of $60,192, net of $880 in transfer fees, at prices ranging from $0.006 to $0.013 per share.

In May 2011, the Company issued 600,000 shares of common stock at $0.05 per share as partial consideration for a $30,000 loan.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

In June 2011, the Company issued 5,733,333 shares of common stock, at $0.006 per share, upon the conversion of $34,000 of a $55,000 convertible debenture held by a consultant to the Company.

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

On March 18, 2011, the Company filed Form 8-K to report a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)