Form 10-K/A
period 2010-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-10-12
CIK 808015

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

Explanatory Note

Micro Imaging Technology, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended October 31, 2010 (the “Annual Report”) to clarify in Item 11, the tabular and footnote disclosure information provided with regard to the executive Summary Compensation Table.

We are also filing this Form 10-K/A to correct and update the certifications of our Chief Executive Officer and Chief Financial Officer.  There has been no modification to the audit opinion and the full set of financial statements and related notes of Micro Imaging Technology, Inc. can be found in Amendment No. 1 to our Annual Report, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2011.

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

Forward-Looking Statements

This Annual Report on Form 10-K/A, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Michael Brennan/CEO (4)	2010	180,000	-	294,325	1,713	-	-		478,038
	2009	180,000	-	423,236	14,772	-	-		618,108
	2008	60,000	-	315,350	102,341	-	-		477,691
Victor Hollander/CFO(5)	2010	120,000	-	260,000	-	-	-		380,000
	2009	120,000	-	200,625	-	-	-		320,625

(1)
The Company determines the fair market value of stock awards issued as the closing bid price of the Company’s common stock as of the trading date immediately prior to the award.  Commencing October 1, 2009, the Company modified its calculation of fair market value to the average closing bid of the Common Stock for the twenty (20) trading days preceding the date of the award.

(2)	The values of the option awards granted were estimated using the Black-Scholes Option Pricing Model.

(3)
We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $10,000.  The Company has provided no officer with any personal benefits, including, but not limited to, allowances for vacations, automobiles, or health insurance.

(4)
Mr. Brennan was named Chief Executive Officer on August 2, 2006.  He receives a cash salary and 50,000 shares of common stock per month as his base salary.  Between September 1, 2007 and December 31, 2007, also as part of his base salary, Mr. Brennan received 50,000 shares of common stock of the Company’s Nevada subsidiary, Micro Imaging Technology.  Mr. Brennan’s employment arrangement also provides that he receive an annual award of 100,000 two-year options to purchase common stock at an exercise price of $0.30 per share.

(A)
During fiscal 2008, pursuant to his employment arrangement, Mr. Brennan received $60,000 in cash compensation; 600,000 shares of common stock at prices ranging from $0.035 to $0.35 per share for an aggregate value of $130,250; 100,000 shares of common stock of the Company’s Nevada subsidiary valued at $100 ($0.01 per share); and options to purchase 100,000 shares of common stock valued at $23,702.

As consideration for additional services rendered during fiscal 2008, Mr. Brennan also received 1,500,000 shares of common stock at prices ranging from $0.05 to $0.27 per share, valued at $185,000 and a two-year option to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share, valued at $78,639.

(B)
During fiscal 2009, pursuant to his employment arrangement, Mr. Brennan received $180,000 in cash compensation; 600,000 shares of common stock at prices ranging from $0.012 to $0.15 per share for an aggregate value of $40,023; and options to purchase 100,000 shares of common stock valued at $14,722.

As consideration for additional services rendered during fiscal 2009, Mr. Brennan also received 5,500,000 shares of common stock at prices ranging from $0.015 to $0.154 per share, valued at $383,213.

(C)
During fiscal 2010, pursuant to his employment arrangement, Mr. Brennan received $180,000 in cash compensation; 600,000 shares of common stock at prices ranging from $0.016 to $0.046 per share for an aggregate value of $21,325; and options to purchase 100,000 shares of common stock valued at $1,713.

As consideration for additional services rendered during fiscal 2010, Mr. Brennan also received 11,000,000 shares of common stock at prices ranging from $0.013 to $0.039 per share, valued at $273,000.

(5)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He receives an accrued salary of $10,000 per month.

(A)
During fiscal 2009, Mr. Hollander received cash compensation of $120,000.  For additional services rendered, Mr. Hollander also received 4,000,000 shares of common stock at prices ranging from $0.015 to $0.154 per share, for an aggregate value of $200,625.

(B)
During fiscal 2010, Mr. Hollander received cash compensation of $120,000.  For additional services rendered during fiscal 2010, Mr. Hollander also received 10,000,000 shares of common stock at prices ranging from $0.013 to $0.039 per share, for an aggregate value of $260,000.

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

October 12, 2011

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

Signatures

/S/ Michael W. Brennan	Chairman and Chief Executive Officer (principal executive officer)	October 12, 2011
MICHAEL W. BRENNAN	and

/S/ Victor A. Hollander	Director and Chief Financial Officer (principal financial and accounting officer)	October 12, 2011
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