Form 10-Q/A
period 2011-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2011-11-01
CIK 808015

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

Explanatory Note

Micro Imaging Technology, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended July 31, 2011 submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011.  This Form 10-Q/A does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Quarterly Report on September 19, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a)               Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *
101**	Interactive Date Files of Financial Statements and Notes formatted in Extensible Business Reporting Language (XBRL).

*       Filed as referenced Exhibit to Form 10-Q as filed with the SEC on September 19, 2011.

**       XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Dated: November 1, 2011	MICRO IMAGING TECHNOLOGY, INC.
	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)