Form 10-K
period 2011-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2012-02-13
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2011

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

970 Calle Amanecer, Suite F, San Clemente, California 92673
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (949) 388-4546

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

Yes  ☐   No  ☒

The registrant had no sales revenues for the twelve months ended October 31, 2011.

As of February 3, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,896,159, based on a closing price for the common stock of $0.0043 on the OTC Bulletin Board on such date.

At February 3, 2012, 559,058,282 shares of the Registrant’s stock were outstanding.

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

PART I

Item 1.            Description of Business

COMPANY OVERVIEW

We were incorporated in December 1979 in California under the name HOH Water Technology Corporation and changed our name to Electropure, Inc. in 1996. In November 2005, we again changed our name to Micro Imaging Technology, Inc. as a condition of the sale of our EDI assets (see discussion of Electropure EDI, Inc. below). Our address and telephone number is:  970 Calle Amanecer, Suite F, San Clemente, California 92673 – (949) 388-4546.

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

Research and Development

During fiscal 2011, we expended $598,476 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2010, we spent $687,687 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Employees

As of October 31, 2011, we employed 3 full-time employees or consultants and 2 part-time laboratory assistants, of whom three were engaged in administrative, marketing, accounting and clerical functions and two were engaged in research and development of the Company’s proposed MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2012. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

Risks and Uncertainties

Failure to raise additional capital could seriously reduce our ability to compete or harm our ability to continue operations

From time to time we have experienced and continue to experience working capital shortfalls that slowed the development of our research on the MIT technology. We will be required to raise substantial amounts of new financing, through equity investments, loans or strategic alliances, to carry out our business objectives. There can be no assurance that we will be able to obtain such additional financing on terms that are acceptable to us and at the time we require, or at all. Further, any such financing may cause substantial dilution of the interests of current stockholders. If we are unable to obtain such additional financing, the financial condition and results of operations of the Company will be materially adversely affected. Moreover, our estimates of cash requirements to carry out our current business objectives are based upon certain assumptions, including assumptions as to revenues, net income or loss and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unforeseen costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If we are not successful in obtaining loans or equity financing, it is unlikely that we will have sufficient cash to continue to conduct operations. We believe that to raise needed capital, we may be required to issue debt or equity securities that are significantly lower than the current market price of our common stock. However, no assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2011, we have accumulated a loss of $44,161,990 and a net stockholders’ deficit of $2,323,423. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2011 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our Common Stock that they own and affect the value of the stock.

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
7

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

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of $15,690 in back rent. The Company is currently negotiating with the landlord to pay the balance due and remain at the facility.

Management believes that our present facilities in San Clemente, California, provided we are able to negotiate with the landlord to remain, will be adequate for all of our current operations, and those contemplated for the foreseeable future. Our property is not covered by insurance at this time.

Item 3.                Legal Proceedings

See Item 2 – “Properties.”

Item 4.              Submission of Matters to a Vote of Security Holders

On November 30, 2011, at the annual meeting of stockholders, the Company’s stockholders approved a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized common shares from 500,000,000 to 2,500,000,000.

Also at the annual meeting, the Company’s stockholders voted to re-elect Michael W. Brennan and Victor A. Hollander as Directors to hold office until the 2012 Annual Meeting of Stockholders of the Company and until their respective successors have been elected and qualified.

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

	Common Stock Bid Prices
	High	Low
Fiscal 2010 First Quarter	0.08	0.03
Second Quarter	0.08	0.02
Third Quarter	0.06	0.02
Fourth Quarter	0.03	0.01
Fiscal 2011 First Quarter	0.01	0.0045
Second Quarter	0.008	0.003
Third Quarter	0.005	0.0011
Fourth Quarter	0.0139	0.0015
Fiscal 2012 First Quarter (through February 3, 2012)	0.0088	0.004

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2011, the Company had approximately 400 holders of record of its common stock.

On February 5, 2011, the Board of Directors approved the establishment of the Company’s 2011 Employee Benefit Plan, authorizing the issuance of up to 15 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan. During the fiscal year ended October 31, 2011, the Board authorized the issuance of all 15 million shares under the Plan and expensed an aggregate of $96,000 in consulting fees on the following issuances:

•	On February 17, 2011, the Company issued 3,000,000 shares of common stock, at a fair market value of $0.006 per share, to corporate counsel in payment of $18,000 in accrued legal fees for services rendered.

•	The Company issued Chairman and CEO, Michael W. Brennan, 3,000,000 shares of common stock on February 17, 2011 and on June 1, 2011 at a fair market value of $0.006 per share, or $18,000 for each issuance. The shares were issued for additional consulting services.

•	During February and April 2011, the Company issued two consultants a total of 4,500,000 shares of common stock for services rendered at prices ranging from $0.004 to $0.01 per share. The fair market value of the common stock was determined to be $36,000 and was expensed as consulting fees.
9

•	On October 7, 2011, the Company issued 1,500,000 shares of common stock to a consultant at $0.004 per share for total compensation of $6,000.

On June 1, 2011, the Company issued 600,000 shares of common stock at $0.0036 per share as partial consideration for a $30,000 loan for a total cost of $2,139.

Also on June 1, 2011, the Company issued 3,000,000 shares of common stock to its Chief Financial Officer, Victor Hollander, for additional services rendered to the Company. The fair market value of the shares was determined to be $18,000, or $0.006 per share.

Between November 2010 and January 2011, the Company issued 75,000 shares of common stock to a consultant in accordance with his compensation arrangement. The shares were issued at $0.01 per share, with an aggregate fair market value of $750.

During fiscal 2011, the Company received $102,226, net of $1,210 in fees, from Dutchess Opportunity Fund II, LP for the issuance of 18,577,834 shares of common stock under the terms of the May 4, 2010 Investment Agreement whereby Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over a thirty-nine month period.

During the fiscal year ended October 31, 2011, the Company issued 271,546,796 shares of common stock upon the conversion of $372,365 in convertible debentures and $13,651 in interest accrued thereon at prices ranging from $0.004 to $0.0075 per share.

During the fiscal year ended October 31, 2011, pursuant to his compensation arrangement, the Company issued 600,000 shares of common stock to Michael W. Brennan, at prices ranging from $0.0045 to $0.01 per share. The aggregate fair market value of the shares was determined to be $5,385. In August 2009, Mr. Brennan also received a two-year option to purchase 100,000 shares of common stock at $0.30 per share as part of his compensation arrangement, at an expense to the Company in the sum of $29.

All of these securities issuances were in private direct transactions, exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2011 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 11 - “Executive Compensation-Equity Compensation Plans”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

1999 Stock Option Plan	1,000,000	$0.14	-

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of securities remaining available for future issuance
2008 Employee Benefit Plan	3,000,000	$0.34	-
2008 Employee Incentive Stock Program	2,634,472	$0.16	365,528
2009 Employee Benefit Plan	4,000,000	$0.05	-
2010 Employee Benefit Plan	12,000,000	$0.04	-
2011 Employee Benefit Plan	15,000,000	$0.0064	-

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

Item 6.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2011 and 2010

We posted our first sale since fiscal 2007 of an MIT system in October 2009, for gross proceeds of $18,000. No product sales occurred during fiscal 2011 and 2010. Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2011 decreased by $89,211 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease was primarily due to a reduction consulting expenses during fiscal 2011 which were also lower mainly due to a reduction in the fair market value of the Company’s stock issued as non-cash compensation. The reduction also reflects lower spending activities in general.

Sales, general and administrative expenses decreased by $1,276,183 for the fiscal year ended October 31, 2011 compared to the prior year period. The reduction primarily reflects a decrease in prepaid expenses paid in stock and a decrease in consulting fees, a significant portion of which reflects the value of options and common stock issued as compensation during fiscal 2010.

Interest income is generated from short-term investments and showed no significant change in fiscal 2011.

Interest expense for the fiscal year ended October 31, 2011 decreased by $97,901 compared to the prior fiscal year. The decrease reflects the fact that the costs of issuing stock for prepaid expenses and the costs for a number of convertible debentures sold in prior years were fully amortized during fiscal 2010.

The Company recognized $92,557 in non-cash gain related to certain convertible notes with beneficial conversion features. This loss is a result of the Company’s accounting for these beneficial conversion features as derivative instruments (Series 1 Notes) in the last quarter of fiscal 2011.

Components of other income, other than interest, increased by $29,001 for the fiscal year ended October 31, 2011 compared to the prior year. The increase is due to the Company writing off a number of long-standing accounts payable which the Company contests and for which no demand has been made in over four years.

We recorded the minimum state income tax provision in fiscal 2011 and 2010 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2011, we had working capital deficit of $2,375,561. This represents a working capital decrease of $810,303 compared to that reported at October 31, 2010. The decrease primarily reflects an increase in current liabilities due to lack of working capital to service the debt.

We sold no products in fiscal 2011. Our primary source of cash during the fiscal year ended October 31, 2011 has been from the sale of equity and convertible debentures and loans from an unaffiliated stockholder and our Chief Financial Officer, Victor Hollander. During fiscal 2011, we borrowed $30,000 from an unaffiliated stockholder and $4,000 from Mr. Hollander. During fiscal 2011, we sold 18,577,834 shares of common stock to Dutchess Capital for net proceeds of $102,226. In addition, we issued convertible debentures to Asher Enterprises, Inc. and others for proceeds totaling $322,368, net of $17,500 in legal fees. Because the Company has limited ability to obtain working capital, the terms under which we sold shares to Dutchess Capital and/or borrowed funds from Asher Enterprises and others were more costly than if the Company were in a stronger financial position.

Management estimates that it required working capital approximating $37,800 per month to maintain operations during fiscal 2011, compared to the approximate $43,500 per month expended during fiscal 2010.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2011 which raises substantial doubt about our ability to continue as a going concern.

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

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at nine-five percent (95%) of the lowest daily VWAP of the Company’s common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily volume-weighted average price (VWAP) of the common stock is lower than the floor price specified by us in the put notice, then the Company reserves the right, but not the obligation, to withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, the Company is not entitled to deliver another put notice.

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

The Company also entered into a Registration Rights Agreement with Dutchess on May 4, 2010.  Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. On May 7, 2010, the Company filed an initial registration statement on Form S-1 in order to access the credit line, covering the resale of  the 11,000,000 shares of common stock which is equal to eighteen point seven percent (18.7%) of the Company’s current public float (where "public float" shall be derived by subtracting the number of shares of common stock held by the Company’s officers, directors and "affiliates" (as such term is defined in Rule 144(a)(1) of the 1933 Act) from the total number of shares of our common stock then outstanding).  This Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2010. A second Registration Statement on Form S-1 was filed on July 1, 2011 and declared effective on July 20, 2011 to register the resale of an additional 40,000,000 shares. The Company filed a third Registration Statement on Form S-1 on December 30, 2011 for the remaining 74,000,000 anticipated in the May 4, 2010 Agreement. This third filing is will be updated with the Company’s fiscal 2011 financials and resubmitted to the Securities and Exchange Commission shortly after filing of this Annual Report. This registration process will continue until such time as all of the dollar amounts available under the credit line, using shares of common stock issuable under the Investment Agreement, have been registered for resale on effective registration statements. In no event will the Company be obligated to register for resale more than $5,000,000 in value of shares of common stock, or 125,000,000 shares (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

During September and October 2010, the Company issued six (6) puts under the investment agreement with Dutchess and sold 1,558,736 shares of common stock to Dutchess at prices ranging from $0.0175 to $0.0225 per share for net proceeds of $32,492. During fiscal 2011, the Company issued eleven (11) puts with Dutchess and sold an additional 18,577,834 shares of common stock at prices ranging from $0.004 to $0.01 per share for net proceeds of $102,226. An additional 14,191,477 shares have been sold to Dutchess subsequent to October 31, 2011 for net proceeds of $70,812.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 750,000 shares of common stock as a document preparation fee in the amount of $15,000.  However, in the event that the Company receives any funds from a current private placement or from Dutchess’ purchase of shares prior to the nine month anniversary of the issuance of the 750,000 shares, those shares could have been redeemed, at the discretion of Dutchess, for $15,000 in cash. In October 2010, the Company redeemed the shares by making payment of $15,000 in cash from the above private placements proceeds to Dutchess.

During fiscal 2011, the Company issued $225,000 in convertible debentures to Asher Enterprises, Inc. which are convertible into shares of common stock, at the discretion of the holder, commencing 180 days following the date of the Note. The loans bear interest at 8% per annum and are convertible at discounts ranging from 39% to 49% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to conversion. The loans also carry anti-dilution provisions. Asher purchased an additional $32,500 convertible debenture in January 2012. Two other individuals purchased a total of $114,868 in debentures during fiscal 2011 without anti-dilution provisions, but otherwise on terms similar to Asher.

During the latter part of 2008, we appointed an exclusive distributor to sell our MIT products in Taiwan and China. We have entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean. In October 2009, we entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar). All of our distribution agreements remain in effect at this time.

We are in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which we believe will assist in generating sales revenues in the near future.

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through March 2012. However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Impact of Recently Issued Accounting Pronouncements

In April 2011, FASB issued Accounting Standard Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance has not had a material impact on the Company's financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for the Company beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

Item 8.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 18, 2011, the Company, confirmed with its auditor, Jeffrey S. Gilbert, CPA (“Gilbert”) that the firm would no longer be representing the Company as its accountants. As of that date, Gilbert informed the Company that he would decline to stand for re-appointment as the Company’s auditor as he was retiring. Gilbert last reported on the Company's financial statements as of October 31, 2010 and 2009. The audit reports of Gilbert on the Company’s financial statements for the fiscal years ending October 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph describing for a going concern uncertainty. The change of independent accountants was ratified by the Board of Directors of the Company on February 18, 2011.

Gilbert was originally engaged on January 7, 2007. During the period from January 7, 2007 to February 18, 2011:

•	there were no disagreements with Gilbert on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Gilbert’s satisfaction, would have caused the auditor to make reference to the subject matter of the disagreement in connection with her report;
•	there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). During the period from January 7, 2007 to February 18, 2011, Gilbert did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;
•	Gilbert did not advise the Company that any information had come to its attention which had led it to no longer be able to rely on management's representation, or that had made Gilbert unwilling to be associated with the financial statements prepared by management;
•	Gilbert did not advise the Company that the scope of any audit needed to be expanded significantly or that more investigation was necessary;
•	Gilbert did not advise the Company that there was any information which the accountant concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.
15

Gilbert furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 17, 2011, was filed as Exhibit 16.1 to Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.

The Company has engaged Farber Hass Hurley, LLP ("Farber") as its new independent accountants on February 18, 2011. Prior to February 18, 2011, the Company had not consulted with Farber regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Farber concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2011.

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

None

PART III

Item 10.                  Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Michael W. Brennan	69	Director (Chairman) and Chief Executive Officer
Victor A. Hollander	79	Director and Chief Financial Officer

The Company does not currently have an Audit Committee and as of October 31, 2011, there are currently three vacancies on the Board of Directors.

Michael W. Brennan, 69, was named to the Board of Directors and appointed Chief Executive Officer on August 2, 2006. Mr. Brennan has spent over twenty-five years within the computer industry and participated in the founding of four companies that successfully became publicly held corporations through IPOs on Nasdaq; three in the U.S.; Computer Automation (CAI), Symmetricom, Inc. (originally, DATUM) (SYMM), and Interscience (INTR) and one on the London International Stock Exchange (Optim, PLC). Additionally, Mr. Brennan was a founder of Color Imaging, Inc. (CIMG), took the company public and served as Chairman and CEO since 2000. Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California and an MBA from Pepperdine University.

Victor A. Hollander, 79, was named to the Board of Directors on August 2, 2006 and as Chief Financial Officer on November 1, 2008. Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services. Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Directors serve until the next Annual Meeting of Stockholders when their successors are elected and qualified.  Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 57, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2011:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Michael W. Brennan	Form 4 – Statement of Changes in Beneficial Ownership	2
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	1

Item 11.                Executive Compensation

The members of the Board of Directors oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.

Michael Brennan, who joined the Company in August 2006 as Chief Executive Officer, is being compensated at the rate provided in his employment arrangement described below under “Employment Agreements.”

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2011, 2010, and 2009 to the officers of the Company.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Michael Brennan/CEO (4)	2011	180,000	-	41,385	29	-	-	-	221,414
	2010	180,000	-	294,325	1,713	-	-	-	478,038
	2009	180,000	-	423,236	14,772	-	-	-	618,108
Victor Hollander/CFO(5)	2011	120,000	-	18,000	-	-	-	-	138,000
	2010	120,000	-	260,000	-	-	-	-	380,000
	2009	120,000	-	200,625	-	-	-	-	320,625

(1)	The Company determines the fair market value of stock awards issued as the closing bid price of the Company’s common stock as of the trading date immediately prior to the award. Commencing October 1, 2009, the Company modified its calculation of fair market value to the average closing bid of the Common Stock for the twenty (20) trading days preceding the date of the award.

(2)	The values of the option awards granted were estimated using the Black-Scholes Option Pricing Model.

(3)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $10,000. The Company has provided no officer with any personal benefits, including, but not limited to, allowances for vacations, automobiles, or health insurance.

(4)	Mr. Brennan was named Chief Executive Officer on August 2, 2006. He receives a cash salary and 50,000 shares of common stock per month as his base salary. Between September 1, 2007 and December 31, 2007, also as part of his base salary, Mr. Brennan received 50,000 shares of common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. Mr. Brennan’s employment arrangement also provides that he receive an annual award of 100,000 two-year options to purchase common stock at an exercise price of $0.30 per share.

(A)	During fiscal 2009, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 600,000 shares of common stock at prices ranging from $0.012 to $0.15 per share for an aggregate value of $40,023; and options to purchase 100,000 shares of common stock valued at $14,722.

(B)	During fiscal 2010, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 600,000 shares of common stock at prices ranging from $0.016 to $0.046 per share for an aggregate value of $21,325; and options to purchase 100,000 shares of common stock valued at $1,713.

As consideration for additional services rendered during fiscal 2010, Mr. Brennan also received 11,000,000 shares of common stock at prices ranging from $0.013 to $0.039 per share, valued at $273,000.

(C)	During fiscal 2011, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 600,000 shares of common stock at prices ranging from $0.004 to $0.01 per share for an aggregate value of $5,385; and options to purchase 100,000 shares of common stock valued at $29.

As consideration for additional services rendered during fiscal 2011, Mr. Brennan also received 6,000,000 shares of common stock at $0.006 per share, for a total value of $36,000.

(5)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He receives an accrued salary of $10,000 per month.

(A)	During fiscal 2009, Mr. Hollander received accrued compensation of $120,000. For additional services rendered, Mr. Hollander also received 4,000,000 shares of common stock at prices ranging from $0.015 to $0.154 per share, for an aggregate value of $200,625.

(B)	During fiscal 2010, Mr. Hollander received accrued compensation of $120,000. For additional services rendered during fiscal 2010, Mr. Hollander also received 10,000,000 shares of common stock at prices ranging from $0.013 to $0.039 per share, for an aggregate value of $260,000.

(C)	During fiscal 2011, Mr. Hollander received accrued compensation of $120,000. For additional services rendered during fiscal 2011, Mr. Hollander also received 3,000,000 shares of common stock at $0.006 per share, valued at $18,000.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan

Effective August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan when he became the Chief Executive Officer of the Company. The arrangement provides for the following:

•	Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years. The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares. Between September 1, 2007 and December 31, 2007, Mr. Brennan also received 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. As of November 1, 2008, Mr. Brennan’s salary increased to $15,000 per month.

•	For each year of service, Mr. Brennan is granted two-year warrants to purchase 100,000 shares of restricted common stock at an exercise price of $0.30 per share. Such warrants vest in their entirety at the conclusion of each year of service.

Compensation of Directors

In October 2006, the Board of Directors authorized that only non-employee (outside) Board members be compensated as indicated below. The Company had no outside Board members or Board members who received compensation for their service during fiscal 2011.

•	that all outside members of the Board of Directors receive an option to purchase 100,000 shares of the Company’s common stock on the annual anniversary date of their service to the Board.

•	that each outside Board member shall be paid $1,000 for attendance to each Board of Directors meeting and $500 for participating in telephonic Board Meetings.

Equity Compensation Plans

1999 Stock Option Plan

In May 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). Under the Plan, incentive and non-qualified stock options for one (1) million shares of common stock may be issued. Incentive stock options may be issued to any employee of the Company; are exercisable in installments as determined by the Board of Directors or the Compensation and Benefits Committee; and may be granted for not more than ten years (five years in the case of any employee who owns or is considered to own more than 10% of the common stock). Incentive stock options may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of a more than 10% stockholder). Non-qualified stock options may be granted to employees, directors, consultants and advisors of the Company. Non-qualified stock options may not be granted for more than ten years, are exercisable in installments as determined by the Board or Compensation and Benefits Committee, and may not be exercisable for less than 100% of the fair market value of the common stock on the date of grant. In September 2008, the Company granted 140,000 options to purchase common stock at $0.10 per share to a key employee and as of October 31, 2011, the total number of shares authorized under the 1999 Stock Option Plan, one (1) million has been issued at exercise prices ranging from $0.10 to $0.94 per share.

2008 Employee Benefit Plan

Effective December 3, 2007, the Company adopted the Micro Imaging Technology 2008 Employee Benefit Plan. Under the Plan, the Company can grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors of the Company. Eligibility is determined by the Board of Directors. During 2007, a total of 2 million shares of common stock were granted under the plan to Michael Brennan and Victor Hollander in lieu of payment for consulting services rendered. An additional one (1) million shares were issued under this Plan in March 2008 to Messrs. Brennan and Hollander. As of October 31, 2011, the total number of shares authorized under the Plan has been issued.

2008 Employee Incentive Stock Program

In May 2008, the Company adopted the 2008 Employee Incentive Stock Program, authorizing the Company to grant up to three (3) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company. Eligibility is determined by the Board of Directors. On May 1, 2008, the Board authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for the cancellation of loans and interest as well as fees and expenses due them from the Company. On June 12, 2009, the Board granted a consultant to the Company two (2) million shares of common stock for consulting services. In November 2009, 50,000 shares were issued to the Company’s legal counsel in partial payment for services rendered. As of October 31, 2011, there were 365,538 shares or options available for issuance remaining under the 2008 Employee Incentive Stock Program.

2009 Employee Benefit Plan

In October 2008, the Company adopted the 2009 Employee Benefit Plan, authorizing the Company to grant up to four (4) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company. Eligibility is determined by the Board of Directors. During fiscal 2010, the Board authorized the issuance of a total of 2,250,000 shares of common stock under the Plan to various individuals, including two (2) million shares to officers and directors, in lieu of payment for services rendered. An additional 500,000 shares were issued to Michael Brennan on May 1, 2009 for additional management services rendered. During November 2009, the balance of 1,250,000 shares were issued to the Company’s legal firms for services rendered. No shares or options remain available for issuance under the 2009 Employee Benefit Plan.

2010 Employee Benefit Plan

In January 2010, the Company adopted the 2010 Employee Benefit Plan, authorizing the Company to grant up to twelve (12) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company. As with all other plans adopted by the Company, eligibility is determined by the Board of Directors. During fiscal 2010, the Board of Directors authorized the issuance of all twelve (12) million shares of common stock under this Plan to a various consultants for services rendered.

2011 Employee Benefit Plan

Effective February 5, 2011, the Board of Directors authorized the formation of the 2011 Employee Benefit Plan under which up to 15 million shares of common stock or options to purchase common stock were issuable to eligible employees, directors, officers, consultants, or advisors to the Company. Eligibility is determined by the Board of Directors. During fiscal 2011, all of the fifteen (15) million authorized shares were issued to various consultants for services rendered.

Other Options

In August 2011, the Company issued options to purchase 100,000 shares of common stock to Chief Executive Officer and Director, Michael Brennan, in connection with this annual compensation arrangement. The options are exercisable for two (2) years at an exercise price of $0.30 per share.

See PART II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers and directors at October 31, 2011:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Michael W. Brennan	100,000	—	$0.30	08/03/12	—	—
	100,000	—	$0.30	08/13/13	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of February 3, 2012 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Michael W. Brennan 970 Calle Amanecer, Suite F San Clemente, CA 92673	36,180,681	6.5%	—	—	6.4%
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	58,073,844	10.4%	—	—	10.3%
Victor A. Hollander 11835 West Olympic Blvd., Suite 1235 Los Angeles, CA 90064	24,036,436	4.3%	—	—	4.3%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	*
All officers and directors as a group (3 persons)	60,217,117	10.8%	—	—	10.7%

*	Less than 1%

**	Includes address of five percent or more stockholders of any class.

(1)	Includes 83,983 shares of common stock issued upon conversion of Class B common stock held by founder, Harry M. O’Hare, who passed away in November 2006. Pursuant to the restrictions imposed on the Class B common stock by the California Corporation Commission prior to the Company’s initial public offering in 1987, upon the death of Mr. O’Hare, the Class B common stock automatically converts into share of common stock on a share-for-share basis.

(2)	Includes currently exercisable warrants or options to purchase an aggregate of 200,000 shares of the Company’s common stock held by the officers and directors referred to in the above table. See also Item 11 - “Executive Compensation – Equity Compensation Plans.”

(1)	The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share as of the fiscal year ended October 31, 1999. See Part II - Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

(2)	Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share.

(5)	Mr. O’Hare, the Company’s founder, passed away on or about November 13, 2006.

Item 13.	Certain Relationships and Related Transactions.

Mr. Michael W. Brennan

As of October 31, 2011, the Company owes Mr. Brennan a total of $99,200 in accrued monthly consulting fees.

Between May 8 and June 10, 2009, Mr. Brennan loaned the Company a total of $95,000 at 6% per annum, payable on demand. In February 2010, Mr. Brennan assigned $25,000 of such loans to an unaffiliated third party. Consequently, there remains a total of $70,000 in principal loans due Mr. Brennan by the Company.

On April 9, 2010, Mr. Brennan converted $90,000 in accrued fees into a convertible loan similar to those offered by the Company to other accredited investors. The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater. The loan is payable on demand and bears interest at 6% per annum. As additional consideration for the loan, the lender (in this case, Mr. Brennan) received 1,800,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.

Between November 1, 2010 and October 31, 2011, in addition to his cash compensation of $15,000 per month, Mr. Brennan received a total of 600,000 shares of common stock for services rendered pursuant to his employment arrangement.

Between February and June 2011, Mr. Brennan was issued a total of 6,000,000 shares of common stock for additional services rendered.

Mr. Brennan received the following option grants during fiscal 2011:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/11	100,000	$0.30	$29	Per consulting arrangement

Mr. Anthony M. Frank

On March 16, 2009, Mr. Frank purchased a $75,000 convertible debenture which matures March 16, 2012. The debenture may be converted at any time into common stock at 80% of the lowest closing bid price per share for the 20 trading days immediately preceding the conversion date. Interest accrues at 10% per annum and is payable at maturity or upon redemption or conversion. The Company may redeem the note: 1) If before 6 months at 120% of principal value, plus interest; or 2) If after 6 months, at 131% of principal plus interest. The Company paid no finder’s fee or commission with regard to Mr. Frank's purchase.

On September 23, 2009, Mr. Frank loaned the Company the sum of $64,000 at 6% annual interest. The loan matured on March 23, 2010 and the Company is currently negotiating an extension with Mr. Frank.

On March 18, 2010, Mr. Frank made a loan of $20,000 to the Company. The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater. The loan matured in March 2011 and bears interest at 6% per annum. As additional consideration for the loan, Mr. Frank received 400,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date. The Company is currently negotiating an extension on this loan.

On July 15, 2010, Mr. Frank loaned the Company an additional $30,000 at 6% annual interest. The loan matured on October 15, 2010 and the Company is currently negotiating an extension.

Mr. Victor A. Hollander

Mr. Hollander was named Chief Financial Officer as of November 1, 2008 and receives $10,000 per month for his service. As of October 31, 2011, the Company owed Mr. Hollander a total of $211,428 in accrued monthly fees and expenses.

On April 9, 2010, Mr. Hollander converted $160,000 in accrued fees into a convertible loan similar to those offered by the Company to other accredited investors. The loan is convertible, at the option of the lender, into common stock at a 20% discount to fair market value or $0.10 per share, whichever is greater. The loan is payable on demand and bears interest at 6% per annum. As additional consideration for the loan, Mr. Hollander received 3,200,000 shares of restricted common stock the number of which was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date.

On March 28, 2011, Mr. Hollander loaned the Company the sum of $4,000. The loan is due upon demand and bears interest at the rate of 6% per annum.

Mr. Hollander was issued 3,000,000 shares of common stock on June 1, 2011 for additional services rendered.

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

Report of Independent Registered Public Accounting Firm

Balance Sheet as of October 31, 2011 and 2010

Statements of Operations for the years ended October 31, 2011 and 2010

Statements of Stockholders’ Deficit for the years ended October 31, 2011 and 2010

Statements of Cash Flows for the years ended October 31, 2011 and 2010

Notes to Financial Statements

(b)	Reports on Form 8-K

On June 9, 2010, the Company filed Form 8-K to report that it had entered into a May 4, 2010 Investment Agreement with Dutchess Opportunity Fund, II, LP (the “Investor”) pursuant to which the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months.

(c)	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.68	Securities Purchase Agreement with Ascendiant Capital Group, LLC (incorporated by reference to Exhibit 10.68 to Form 8-K filed on October 6, 2009.

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.20	Investment Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.20 to Form S-1 as filed with the SEC on May 7, 2010.

10.21	Registration Rights Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.21 to Form S-1 as filed with the SEC on May 7, 2010.

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

24.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

* Filed herewith

Item 15.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Jeffrey S. Gilbert, CPA for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2009, 2010 and 2011 were $41,380, $44,100, and $5,000, respectively.

The aggregate fees billed to the Company for similar professional services rendered by Farber Hass Hurley LLP for the fiscal year ended October 31, 2011 were $19,400. Although no 2011 annual audit fees were billed by Farber Hass Hurley LLP before the fiscal year ended October 31, 2011, management of the Company estimates that the October 31, 2011 audit fee will approximate $35,000.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $5,600 and $6,000 for the fiscal years ended October 31, 2009 and 2010, respectively. We anticipate incurring fees for fiscal 2011 tax services following the submission of this Annual Report on Form 10-K of approximately $6,000.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy and other regulatory filings totaled $12,000 and $5,000 for the fiscal years ended October 31, 2010 and 2011, respectively. The Company incurred no such fees during fiscal 2009.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: February 8, 2012

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

Signatures

/s/ Michael W. Brennan	Chairman and Chief Executive Officer (principal executive officer)	February 8, 2012
MICHAEL W. BRENNAN

/s/ Victor A. Hollander	Director and Chief Financial Officer (principal financial and accounting officer)	February 8, 2012
VICTOR A. HOLLANDER

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Micro Imaging Technology, Inc.

We have audited the accompanying balance sheet of Micro Imaging Technology, Inc. and Subsidiary (the “Company”)(A Development Stage Company) as of October 31, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flow for the year then ended and the cumulative period from November 1, 2010 to October 31, 2011. Micro Imaging Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2011 and the results of their operations and their cash flows for the year then ended and the cumulative period from November 1, 2010 to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency of $2,323,423 that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Farber Hass Hurley LLP

Granada Hills, California

February 10, 2012

F-1(a)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Micro Imaging Technology, Inc.

I have audited the consolidated balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jeffrey S. Gilbert

Los Angeles, California

February 7, 2011

F-1(b)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	October 31,
	2011	2010

ASSETS
Current assets:
Cash	$5,206	$-
Inventories	-	90,904
Prepaid expenses	220	86,868
Total current assets	5,426	177,772

Fixed assets, net	79,177	17,881

Total assets	$84,603	$195,653

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$7,876
Notes payable to stockholder	565,000	696,000
Convertible notes payable, net of unamortized discount of $123,207 and $44,902 in 2011 and 2010, respectively	224,161	42,598
Trade accounts payable	685,920	548,174
Accounts payable to officers and directors	355,628	173,243
Accrued payroll	241,479	193,056
Derivative liabilities	175,865	-
Other accrued expenses	132,934	82,083
Total current liabilities	2,380,987	1,743,030

Long term liabilities:
Convertible notes payable, net of unamortized discount of $11,461 and $55,138 in 2011 and 2010, respectively	1,039	84,727
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2011 and October 31, 2010	26,000	26,000
Total long term liabilities	27,039	110,727

Total liabilities	2,408,026	1,853,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 500,000,000 shares authorized; 487,342,466 and 177,942,922 shares issued and outstanding at October 31, 2011 and October 31, 2010, respectively	4,873,425	1,779,429
Additional paid-in capital	36,965,142	39,228,850
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(16,352,789)	(14,857,182)
Total stockholders' deficit	(2,323,423)	(1,658,104)

Total liabilities and stockholders' deficit	$84,603	$195,653

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended October 31, 2011 and 2010

and Cumulative period from November 1, 2005 through October 31, 2011

			Cumulative period
			from
			November 1, 2005
	October 31,		through
	2011	2010	October 31, 2011

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	598,476	687,687	4,942,284
Sales, general and administrative	480,525	1,756,708	7,194,438

Total operating expenses	1,079,001	2,444,395	12,136,722

Loss from operations	(1,079,001)	(2,444,395)	(12,108,608)

Other income (expense):
Interest income	5	1	11,359
Interest expense	(533,500)	(631,401)	(4,525,627)
Gain on derivative instruments	92,557	-	92,557
Other income (expense), net	25,932	(3,069)	187,130
Total other income (expense), net	(415,006)	(634,469)	(4,234,581)

Loss from operations:
Before provision for income tax	(1,494,007)	(3,078,864)	(16,343,189)
Provision for income tax	(1,600)	(1,600)	(9,600)
Net loss	(1,495,607)	(3,080,464)	(16,352,789)
Net loss attributable to:
Non-controlling interest	(116,860)	(134,295)	(1,157,353)
Micro Imaging Technology, Inc. stockholders	(1,378,747)	(2,946,169)	(15,195,436)
Net loss	$(1,495,607)	$(3,080,464)	$(16,352,789)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Shares used in computing net loss per share, basic and diluted	282,342,357	141,859,194

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Years Ended October 31, 2011 and 2010

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2009	119,494,187	$1,194,942	37,551,847	$(39,585,919)	$(839,130)

Common stock issued to officers, directors and consultants
for services, $0.013 per share	11,000,000	110,000	33,000		143,000
for services, $0.0165 per share	75,000	750	487		1,237
for services, $0.02 per share	75,000	750	750		1,500
for services, $0.024 per share	75,000	750	1,050		1,800
for services, $0.026 per share	75,000	750	1,200		1,950
for services, $0.0335 per share	75,000	750	1,762		2,512
for services, $0.0375 per share	2,000,000	20,000	55,000		75,000
for services, $0.039 per share	10,000,000	100,000	290,000		390,000
for services, $0.04 per share	9,975,000	99,750	299,250		399,000
for services, $0.045 per share	150,000	1,500	5,250		6,750
for services, $0.0465 per share	75,000	750	2,738		3,488
for services, $0.048 per share	6,000,000	60,000	228,000		288,000
for services, $0.05 per share	75,000	750	3,000		3,750

Common stock issued for loans, $0.05 per share	10,640,000	106,400	425,600	-	532,000

Common stock issued in private placement offering, $0.0175 per share	428,105	4,281	3,211	-	7,492
Common stock issued in private placement offering, $0.0225 per share	1,130,630	11,306	14,134	-	25,440
Common stock issued in private placement offering, $0.0292 per share	6,000,000	60,000	115,000	-	175,000
Common stock issued in private placement offering, $0.10 per share	50,000	500	4,500	-	5,000

Common stock issued for debt, $0.036 per share	800,000	8,000	21,017		29,017
Common stock issued for debt, $0.04 per share	500,000	5,000	15,000		20,000

Common stock redeemed for cash, $0.04 per share	(750,000)	(7,500)	(7,500)		(15,000)

Options and warrants granted to employees and consultants for services	-	-	67,890	-	67,890

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	96,664	-	96,664

Net loss				(3,080,464)	(3,080,464)

Balance, October 31, 2010	177,942,922	$1,779,429	39,228,850	$(42,666,383)	$(1,658,104)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Years Ended October 31, 2011 and 2010

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2010	177,942,922	$1,779,429	39,228,850	$(42,666,383)	$(1,658,104)

Common stock issued to officers, directors and consultants
for services, $0.004 per share	3,000,000	30,000	(18,000)		12,000
for services, $0.0045 per share	50,000	500	(275)		225
for services, $0.005 per share	50,000	500	(250)		250
for services, $0.006 per share	9,000,000	90,000	(36,000)		54,000
for services, $0.0082 per share	50,000	500	(90)		410
for services, $0.01 per share	3,525,000	35,250	-		35,250

Common stock issued for loan, $0.003565 per share	600,000	6,000	(3,861)		2,139

Common stock issued in private placement offering, $0.0041 per share	4,016,735	40,167	(23,759)		16,408
Common stock issued in private placement offering, $0.0049 per share	4,681,961	46,819	(23,690)		23,129
Common stock issued in private placement offering, $0.0056 per share	2,190,410	21,904	(9,627)		12,277
Common stock issued in private placement offering, $0.0057 per share	2,500,111	25,000	(10,749)		14,251
Common stock issued in private placement offering, $0.0059 per share	1,180,000	11,800	(4,876)		6,924
Common stock issued in private placement offering, $0.006 per share	471,100	4,711	(1,884)		2,827
Common stock issued in private placement offering, $0.0062 per share	2,000,000	20,000	(7,650)		12,350
Common stock issued in private placement offering, $0.0064 per share	343,000	3,430	(1,247)		2,183
Common stock issued in private placement offering, $0.0067 per share	386,417	3,864	(1,294)		2,570
Common stock issued in private placement offering, $0.013 per share	808,100	8,081	2,436		10,517

Common stock issued for debt, $0.0004 per share	91,000,000	910,000	(873,600)		36,400
Common stock issued for debt, $0.0007 per share	35,714,282	357,143	(332,143)		25,000
Common stock issued for debt, $0.0008 per share	19,960,080	199,601	(184,601)		15,000
Common stock issued for debt, $0.0009 per share	14,444,445	144,444	(131,444)		13,000
Common stock issued for debt, $0.0013 per sha	10,000,000	100,000	(87,000)		13,000
Common stock issued for debt, $0.0014 per share	27,142,857	271,429	(233,429)		38,000
Common stock issued for debt, $0.0016 per share	3,125,000	31,250	(26,250)		5,000
Common stock issued for debt, $0.0018 per share	14,097,778	140,978	(115,602)		25,376
Common stock issued for debt, $0.0021 per share	4,761,905	47,619	(37,619)		10,000
Common stock issued for debt, $0.0027 per share	3,703,704	37,037	(27,037)		10,000
Common stock issued for debt, $0.0029 per share	5,172,414	51,724	(36,724)		15,000
Common stock issued for debt, $0.003 per share	4,000,000	40,000	(28,000)		12,000
Common stock issued for debt, $0.0033 per share	3,030,303	30,303	(20,303)		10,000
Common stock issued for debt, $0.0034 per share	8,195,588	81,956	(54,091)		27,865
Common stock issued for debt, $0.0035 per share	3,428,571	34,286	(22,286)		12,000
Common stock issued for debt, $0.0036 per share	4,166,667	41,667	(26,667)		15,000
Common stock issued for debt, $0.0039 per share	8,666,666	86,667	(52,867)		33,800
Common stock issued for debt, $0.0054 per share	1,851,852	18,519	(8,519)		10,000
Common stock issued for debt, $0.0059 per share	5,733,333	57,333	(22,758)		34,575
Common stock issued for debt, $0.006 per share	3,000,000	30,000	(12,000)		18,000
Common stock issued for debt, $0.0074 per share	1,351,351	13,514	(3,514)		10,000
Common stock issued for debt, $0.0075 per share	2,000,000	20,000	(5,000)		15,000

Options and warrants granted to employees and consultants for services	-	-	29	-	29

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	218,532	-	218,532

Net loss				(1,495,607)	(1,495,607)

Balance, October 31, 2011	487,342,552	$4,873,425	36,965,142	$(44,161,990)	$(2,323,423)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2011 and 2010

and Cumulative period from November 1, 2005 through October 31, 2011

			Cumulative period
			from
			November 1, 2005
	October 31,		through
	2011	2010	October 31, 2011
Cash flows from operating activities:
Net loss	$(1,495,607)	$(3,080,464)	$(16,352,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,492	27,690	140,448
Amortization of costs and fees related to convertible debentures	183,904	(26,518)	803,747
Common stock issued for services	42,750	748,663	2,144,790
Common stock issued to officers and directors for services	59,385	554,325	3,078,695
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	18,000	49,018	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	29	67,890	631,923
Costs and fees related to issuance of convertible debt	2,139	`634,912	539,252
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	13,651	-	118,487
Interest on notes receivable for common stock	-	-	(1,373)
(Increase) decrease in assets:
Prepaid expenses	86,648	(75,069)	25,371
Inventories	90,904	-	-
Notes receivable	-	-	-
Increase (decrease) in liabilities:
Derivative liability	175,865	-	175,865
Trade accounts payable	137,746	233,805	616,544
Accounts payable to officers and directors	182,385	238,237	660,082
Accrued payroll and other expenses	99,274	140,190	261,318
Net cash used in operating activities	(388,435)	(487,321)	(4,594,645)

Cash flows from investing activities:
Reclassification of fixed assets	(75,788)	-	(213,142)
Net cash used in investing activities	(75,788)	-	(213,142)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Years Ended October 31, 2011 and 2010

and Cumulative period from November 1, 2005 through October 31, 2011

			Cumulative period
			from
			November 1, 2005
	October 31,		through
	2011	2010	October 31, 2011
Cash flows from financing activities:
Principal payments on notes payable to stockholders	-	(60,000)	(1,133,000)
Proceeds from issuance of notes payable to a related party	34,000	92,365	1,039,800
Proceeds from issuance of notes and convertible notes payable	339,869	232,000	1,529,234
Proceeds from issuance of common stock	103,436	212,932	2,181,662
Net cash provided by financing activities	477,305	477,297	3,617,696

Net change in cash	13,082	(10,024)	(1,190,091)

Cash at beginning of period	(7,876)	2,148	1,195,298

Cash at end of period	$5,206	$(7,876)	$5,207

Supplemental Disclosure of Cash Flow Information

Interest paid	$664	$3,751	$10,985
Income taxes paid	$1,600	$1,600	$18,640

Supplemental Schedule of Non-Cash Investing and Financing Activities

Beneficial conversion feature of convertible debentures	$-	$(6,250)

Common stock issued in consideration for loans	$2,139	$305,000

Conversion of convertible notes payable to shares of common stock	$372,365	$-

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

The losses incurred to date which are applicable to the noncontrolling (minority) stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the noncontrolling stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2011. In accordance with the guidance provided under FASB Codification No. 810, (Consolidation-Noncontrolling Interests) the Company’s annual and interim reports present losses by the subsidiary separately from that attributable to the parent and separately in the equity section of the balance sheets.

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

The Company incurred net losses from continuing operations of $1,495,607 and $3,080,464 for the fiscal years ended October 31, 2011 and 2010, respectively. At October 31, 2011 the Company had an accumulated deficit of $44,161,990 and is in default under the redemption provisions of its redeemable preferred stock (Note 8). These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital in the prior and current fiscal years through loans from an individual who is a related party and the largest stockholder, through the sale of convertible debentures and through the sale of the Company’s common stock in various private placement transactions.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2011 and 2010.

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

Effective October 31, 2011, the Company reclassified and capitalized as machinery and equipment eight of its MIT 1000 Systems that it had carried as finished goods valued at $75,788. A redesigned model of the systems is currently underway and the Company will utilize these eight first generation models as laboratory testing equipment. These systems will be depreciated, commencing November 1, 2011, over an expected useful life of 3 years.

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company did not incur advertising expense during the fiscal years ended October 31, 2011 or 2010.

Accrued Payroll and Benefits

Accrued Payroll and Benefits consist of salaries, wages, and vacation benefits earned by employees, but not disbursed as of October 31, 2011. Accrued Payroll also includes employer tax due on such salaries and wages as well as interest on the employer tax accrued at the rate of 4.5%. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

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

The Company recognized share-based compensation expense of $29 and $67,890 on options and warrants that vested during the fiscal years ended October 31, 2011 and 2010, respectively.

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

Loss Per Share

Basic earnings (loss) per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings (loss) of the entity. Common stock equivalents of 8,000,000 and 11,400,000 as of October 31, 2011 and 2010, respectively, have been omitted from the earnings (loss) per share calculation, as their effect would be antidilutive.

New Accounting Pronouncements

In April 2011, FASB issued Accounting Standard Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance has not had a material impact on the Company's financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for the Company beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

4.	Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2011	2010
Machinery and equipment	$170,720	$94,932
Furniture and fixtures	74,326	74,326
Leasehold improvements	70,370	70,370
	315,416	239,628
Less: accumulated depreciation	(236,239)	(221,747)
Total property and equipment, net	$79,177	$17,881

The Company reclassified $75,788 in finished goods to machinery and equipment during the fiscal year ended October 31, 2011 to reflect the fact that units of the Company’s intended product are now being utilized as testing equipment. Consequently, depreciation expense for the years ended October 31, 2011 and 2010 was $14,492 and $27,690, respectively.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

5.	Convertible Debentures

Series 1 Notes

Between August 16, 2010 and August 23, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of nine (9) separate 8% convertible notes in various principal amounts, aggregating $312,500. The Company paid a total of $23,000 out of the proceeds of the notes to Asher for legal fees and expenses related to the referenced agreements. The notes generally mature in nine (9) months, commencing May 2011 through May 2012, and are convertible into shares of common stock at a discount ranging from 39% to 49% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, effective August 1, 2011, the Series I Notes are being accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note. The notes are recorded at fair value, using the Binomial valuation model, and a derivative liability of $175,865 was recorded for the fiscal year ended October 31, 2011. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

As of October 31, 2011, Asher has converted a total of $155,000 and $6,200 in principal and accrued interest, respectively, on these notes and has received a total of 153,430,436 shares of common stock upon the conversions at prices ranging from $0.0004 to $0.004 per share. As of October 31, 2011, the Company had expensed a total of $9,221 in accrued interest and there remains an aggregate principal balance of $157,500 due on these notes. If such Series 1 notes were converted at October 31, 2011, the Company would issue an aggregate of 69,426,418 shares of common stock the value of which would exceed, by $127,148, the principal balance due on the notes.

Under the provisions of ASC 815-40-15, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” a number of our outstanding Convertible notes are not considered indexed to our stock, as a result of an anti-dilution protection provision in these notes. The application of ASC 815-40-15, effective November 1, 2010, resulted in our accounting for these warrants as derivative instruments, and they are recognized as liabilities in our consolidated balance sheets. Generally, while these notes are outstanding, increases in our stock price will result in losses and decreases in our stock price will result in gains related to these warrants included in our net income (loss) for such periods.

See also Note 5 – Convertible Debentures – “Fair value of financial instruments.”

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and other current assets and liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The carrying amounts of our financial instruments, including cash, accounts payable and accrued expenses approximate fair value because of their generally short maturities.

We measured the fair value of the Series 1 Notes by using the Binomial Valuation model. As of October 31, 2011, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $0.0036 per share, a common share price of $0.0065, a discount rate of 0.06%, and a volatility of 190%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of October 31, 2011 (See also Note 5 – Convertible Debentures – “Series 1 Notes”) :

Quoted
Prices in
Active
	Markets	Significant
	For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 3)	(Level 3)	(Level 3)	Total

Series 1 Notes	$—	$—	$175,865	$175,865

Total	$—	$—	$175,865	$175,865

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the twelve months ended October 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2010	$—
Additions	373,811
Net gain included in earnings	(92,557)
Settlements	(105,389)
Balance October 31, 2011	$175,865

Similar purchase and conversion transactions have occurred with Asher subsequent to October 31, 2011. See Note 13 – “Subsequent Events.”

Other Convertible Notes

On October 26, 2010, Asher Enterprises entered into a Purchase Agreement with an unaffiliated noteholder to purchase the Amended and Restated 10% Convertible Note issued to the latter by the Company in the aggregate amount of $64,865 for a $60,000 loan made to the Company in June 2009, plus the $4,865 in interest accrued on such loan. Asher entered into a similar transaction in December 2010 with a second noteholder and purchased an Amended and Restated 8% Convertible Note in the sum of $25,000. Both of such notes were fully converted by Asher during fiscal 2011 into a total of 21,565,458 shares of common stock issued at prices ranging from $0.003 to $0.007 per share. The Company has calculated the intrinsic value of the conversion feature as of the date of issuance of the restated notes (using the agreed discount rate of 42%) and fully amortized the aggregate $65,074 cost as of October 31, 2011.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On November 10, 2010, the Company borrowed $64,868 from the above unaffiliated party on terms similar to the Asher notes. The Note matures on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The noteholder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above and is amortizing the expense over the life of the loan. The Company has expensed $29,255 with regard to this beneficial conversion feature as well as $6,309 in accrued interest on the note as of October 31, 2011. If the note had been converted as of October 31, 2011, the Company would have issued a total of 27,278,385 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On March 16, 2009, the Company’s largest stockholder, Mr. Anthony Frank, purchased a $75,000 convertible debenture for which the Company has expensed $19,705 in accrued interest as of October 31, 2011. The debenture is convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the twenty (20) trading days immediately preceding conversion. The debentures are also redeemable by the Company: 1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest. The intrinsic value of the beneficial conversion feature, $18,750, is being amortized over the three-year life of the debenture. If the note had been converted as of October 31, 2011, the Company would have issued a total of 30,241,935 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

Between August and October 2011, the Company issued Amended and Restated Convertible Notes to four unaffiliated individuals on loans made to the Company in fiscal 2010, in the form of cash or services rendered, that had matured in the aggregate sum of $140,000. The amended notes bear interest at 6% or 8% and are convertible into common shares at a discount ranging from 55% to 60% of the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature to be $148,653 as of the date of issuance of the amended notes and will amortize the cost over the life of the loans. As of October 31, 2011, $127,500 of the principal and $6,876 of the interest accrued on such notes was converted by the noteholders into an aggregate of 96,550,902 shares of common stock at prices ranging from $0.00075 to $0.0018 per share. Asher Enterprises, Inc. purchased all but 5,733,333 of the shares issued upon these conversions. As of October 31, 2011, the Company had expensed a total of $6,956 in accrued interest and there remains an aggregate principal balance of $12,500 due on these amended notes. If the $12,500 balance of the note had been converted as of October 31, 2011, the Company would have issued a total of 6,775,068 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On August 1, 2011, an unaffiliated party purchased a $50,000 convertible debenture for which the Company has accrued interest at the rate of 6% and has expensed $748 in accrued interest as of October 31, 2011. The debenture is convertible at any time at the option of the holder into the Company’s common stock at a 25% discount (but not more than $0.002 per share) to the average closing bid prices of the common stock for the three (3) trading days immediately preceding conversion. The intrinsic value of the beneficial conversion feature, $16,667, is being amortized over the one-year life of the debenture. . If the note had been converted as of October 31, 2011, the Company would have issued a total of 14,285,714 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

At October 31, 2011 and 2010, convertible debentures and Series 1 notes consisted of the following:

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

	2011	2010
Series 1 Notes, principal and interest at 8% maturing through May 25, 2012.	$157,500	$87,500

Convertible note payable to major stockholder; principal and interest at 10% due on March 16, 2012.	$75,000	$75,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	$64,868	$64,868

Convertible notes payable to various stockholders; principal and interest at 6% due on August 1, 2012 and December 31, 2012.	$62,500	$282,000
	359,868	227,365

Less current maturities	$347,368	$87,500

Long term portion of Convertible and Series 1 notes payable	$12,500	$139,865

The Company’s outstanding notes mature as follows for the years ending October 31:

2012	$347,368
2013	12,500
Thereafter	-
$359,868

6.	Notes Payable to an Officer and Stockholders

At October 31, 2011 and 2010, notes payable to an officer and to stockholders consisted of the following:

	2011	2010
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10,2010.	$64,000	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	$30,000	$30,000

Unsecured convertible notes payable to officers/directors of the Company; principal and interest at 6% due on April 9, 2011.	$250,000	$250,000

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on demand	$74,000	$70,000

Unsecured convertible note payable to various stockholders (including $20,000 to major stockholder); principal and interest at 6% due between November 27, 2010 and April 20, 2011.	$147,000	$282,000
	565,000	696,000
Less current maturities	$565,000	$696,000

Long term portion of notes payable	$—	$—

With the exception of $74,000 in notes payable to officers and directors, which are payable on demand, all of the above notes payable are past due. The Company is currently negotiating with the holders of those notes to either extend the maturity date or convert the note into shares of common stock.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.	Income Taxes

At October 31, the components of the income tax expense are as follows:

	2011	2010
Current tax expense:
Federal	$—	$—
State	1,600	1,600
Total corporate tax expense	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2011 were as follows:

Current deferred tax assets:
Accrued vacation	$—
Book compensation for options and warrants	—
Other	—
Total current deferred tax assets	—
Valuation allowance	—
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$11,143,000
Other credit carryforward	165,000
Depreciation and amortization	—
Total noncurrent deferred tax assets	11,308,000
Valuation allowance	(11,308,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2011 was a decrease of $179,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2011	2010
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

As of October 31, 2011, the Company has federal and state net operating loss carryforwards of $28,512,000 and $11,312,000, respectively. The federal and state net operating loss carryforwards begin expiring through 2029. The Company also has federal and state research and development tax credit carryforwards of $165,000 and $130,000, respectively.

Management regularly evaluates the likelihood of realizing the benefit for income tax positions taken by the Company in various federal and state filings by considering all relevant facts, circumstances and information available. If management believes it is more likely than not that a position will be sustained, the Company will recognize a benefit at the largest amount which is cumulatively greater than 50% likely to be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of the provision for income taxes. The Company has not recognized any contingencies for uncertain tax positions for the years ended October 31, 2011 and 2010. Although, the IRS is not currently examining any of the Company's income tax returns, tax years 2007 through 2010 remain open and are subject to examination.

8.	Stockholders’ Deficit

Common Stock

Between November 1, 2010 and January 31, 2011, the Company issued a total of 75,000 common shares to a consultant pursuant to a consulting arrangement. Such shares were issued at $0.01 per share and were expensed at a total cost of $750.

Between November 2, 2010 and October 21, 2011, the Company issued a total of 271,546,796 shares of common stock upon the conversion of $372,365 in convertible notes and $13,651 in interest at prices ranging from $0.0004 to $0.0075 per share.

Between November 5, 2010 and October 25, 2011, Dutchess Opportunity Fund purchased 18,577,834 shares of common stock at prices ranging from $0.004 and $0.013 per share under the terms of the May 4, 2010 Securities Purchase Agreement. The Company received net proceeds of $102,226 over the eleven separate sale transactions.

Effective on February 5, 2011, the Board of Directors approved the establishment of the Company’s 2011 Employee Benefit Plan, authorizing the issuance of up to 15 million shares to employees, directors, officers, consultants, or advisors of the Company who are determined to be eligible to receive an option or stock award under the plan. During the twelve months ended October 31, 2011, the Board authorized the issuance of all 15 million shares under the Plan to five consultants for legal, administrative and marketing services rendered. The shares were issued at prices ranging from $0.004 to $0.01 per share and the Company expensed a total of $96,000 in legal and consulting fees. Of such shares and expense, 6,000,000 were issued to the Company’s Chief Executive Officer, Michael W. Brennan at a cost of $36,000.

On June 1, 2011, the Company issued 600,000 shares of restricted common stock as partial consideration for a $30,000 convertible term loan received from one lender. The number of shares issuable was determined by dividing the principal amount of the loan by the greater of $0.05 per share or the fair market value on the loan date. The value of the shares was determined to be $0.003565 per share and $2,139 was recorded as interest expense.

On June 1, 2011, the Board of Directors authorized an issuance of 3,000,000 shares of common stock to Victor Hollander, Chief Financial Officer, for services rendered. The total fair market value of the shares was $18,000, or $0.006 per share.

During the twelve months ended October 31, 2011, pursuant to his compensation arrangement, Mr. Brennan received 600,000 shares of the Company’s common stock with an aggregate fair market value of $5,385 issued at prices ranging from $0.01 to $0.0045 per share and options to purchase 100,000 shares of common stock with a fair market value of $29.

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

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock. Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock. As of October 31, 2011, there were no shares of Series C preferred stock issued or outstanding.

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder. There were no shares of Series D preferred stock issued or outstanding at October 31, 2011.

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

Common Stock Options

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan

(“Stock Plan”) effective May 2, 2008. Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to three (3) million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors. The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company. The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt. An additional two (2) million shares were issued under the Stock Plan on June 12, 2009 to a consultant and 50,000 shares were issued on November 2, 2009 to legal counsel in partial payment of legal fees. There remains 365,528 shares and/or options available under this Plan as of October 31, 2011.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On February 16, 2011 the Board of Directors authorized the formation of the 2011 Employee Benefit Plan which is authorized to grant up to fifteen (15) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. During the fiscal year ended October 31, 2011, the Company issued all fifteen (15) million shares of common stock under the Benefit Plan to consultants for services rendered in the aggregate sum of $96,000. See Note 8 – “Common Stock.”

On August 3, 2011, in accordance with the consulting arrangement of its Chief Executive Officer, the Company granted Michael a two-year option to purchase 100,000 shares of common stock at an exercise price of $0.30 per share. These options were granted outside any of the above equity compensation plans.

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

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at October 31, 2009	6,050,000	$0.11	2.8	$74,040
Granted	200,000	0.16
Exercised	—	—
Expired	(350,000)	0.36
Canceled	—	—
Outstanding at October 31, 2010	5,900,000	0.10	1.9	$—
Granted	100,000	0.30
Exercised	—	—
Expired	(3,000,000)	0.12
Canceled	—	—
Outstanding at October 31, 2011	3,000,000	$0.09	2.1	$—

The values of the consideration received were based on the values of the options granted. The values of the options were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2011 and 2010.

	2011	2010
Risk-free interest rate	1.35%	1.55%
Expected dividend yield	—	—
Expected stock price volatility	1.62	2.84
Expected life in years	2 years	2 years

Summary information about the Company’s options outstanding at October 31, 2011 is set forth in the table below. Options outstanding at October 31, 2011 expire between August 2012 and January 2016.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

		Weighted
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	October 31,	Contractual	Exercise	October 31,	Exercise
Prices	2011	Life	Price	2011	Price
$0.02 - $0.15	2,300,000	2.4	$0.03	2,300,000	$0.03
$0.24 - $0.30	700,000	1.2	$0.29	700,000	$0.29
TOTAL:	3,000,000			3,000,000

There were no unvested stock options as of October 31, 2011.

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

No warrants were granted by the Company during fiscal 2011. During the fiscal years ended October 31, 2010, the Company granted warrants as follows:

On February 8, 2010, the Company granted two-year warrants to purchase 500,000 shares of common stock as partial consideration for a $30,000 loan. The warrants vest in full as of the grant date with an exercise price of $0.03 per share. The fair market value of these warrants was also recorded as consulting expense in the amount of $24,745 as of the fiscal year ended October 31, 2011.

On October 28, 2010, the Board granted warrants to purchase a total of 4,000,000 shares of common stock to two consultants to the Company. The warrants are exercisable until October 28, 2012 at $0.011 per share. The Company recognized a non-cash compensation expense of $37,532 on these issuances.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2011 and 2010 and changes during the years then ended. Warrants outstanding at October 31, 2011 expire between February and October 2012.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2009	1,100,000	$0.06
Granted	4,500,000	0.01
Exercised	—	—
Expired	(100,000)	0.06
Outstanding at October 31, 2010	5,500,000	0.02
Granted	—	—
Exercised	—	—
Expired	(500,000)	0.10
Outstanding at October 31, 2011	5,000,000	$0.01

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2011 and 2010:

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

	2011	2010
Risk-free interest rate	—%	1.57%
Expected dividend yield	—	—
Expected stock price volatility	—	3.68
Expected life in years	—	2 years

Summary information about the Company’s warrants outstanding at October 31, 2011 is as follows:

Range of Exercise Prices	Warrants Outstanding October 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2011	Weighted Average Exercise Price
$ 0.011 - $ 0.03	5,000,000	.9	$0.015	5,000,000	$0.015

10.	Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006. The lease provides the Company with an option to extend the lease for additional one-year terms through March 31, 2012. The monthly lease payment increased to $3,895 commencing on April 1, 2008. The lease was extended on April 1, 2010 for an additional year and the lease payment at the same monthly rate. No further extensions on the lease to date.

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of $15,690 in back rent. The Company is currently negotiating with the landlord to pay the balance due and remain at the facility.

Assuming the Company can successfully negotiate a continuance on the lease, future minimum facilities lease payments as of October 31, 2011 are as follows:

2011	$19,475
2012	$—

Employment Contracts

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

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary, and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $639 for the fiscal year ended October 31, 2010. No contributions to the IRA plan were made during fiscal 2011.

13.	Subsequent Events (Unaudited)

In accordance with this consulting arrangement, between November 1, 2011 and February 3, 2012, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

Between November 10, 2011 and January 30, 2012, the Company issued a total of 40,735,526 shares of common stock upon the conversion of $83,200 in convertible debentures held by Asher Enterprises together with $2,700 in interest accrued on such debentures. The conversions took place at prices ranging from $0.0015 to $0.003 per share.

Between November 1 and December 23, 2011, Dutchess Opportunity Fund purchased an additional 14, 191,447 shares of common stock at prices ranging from $0.0040 to $0.0056 per share, for net proceeds of $70,482. On January 30, 2012, the Company advanced Dutchess an additional 16,638,757 shares of common stock to cover forthcoming purchases under the terms of the May 2010 Investment Agreement.

On January 4, 2012, Asher Enterprises, Inc. purchased an additional $32,500 convertible debenture from the Company. The terms and conditions of the note, like prior debentures, include a beneficial conversion provision with anti-dilution provisions.

