Form 10-Q
period 2012-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2012-03-16
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 0-16416
ended January 31, 2012

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

At March 13, 2012, there were 731,328,129 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet

January 31, 2012 and October 31, 2011

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$4,288	$5,206
Prepaid expenses	220	220
Total current assets	4,508	5,426

Fixed assets, net	72,032	79,177

Total assets	$76,540	$84,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to stockholder	$587,480	$565,000
Convertible notes payable, net of unamortized discount of $117,636 and $123,207 in 2012 and 2011, respectively	231,732	224,161
Trade accounts payable	683,846	685,920
Accounts payable to officers and directors	418,177	355,628
Accrued payroll	264,767	241,479
Derivative liabilities	148,837	175,865
Other accrued expenses	140,491	132,934
Total current liabilities	2,475,330	2,380,987

Long term liabilities:
Convertible notes payable, net of unamortized discount of $0 and $11,461 in 2012 and 2011, respectively	-	1,039
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at January 31, 2012 and October 31, 2011	26,000	26,000
Total long term liabilities	26,000	27,039

Total liabilities	2,501,330	2,408,026

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; 542,419,525 and 487,342,466 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	5,424,194	4,873,425
Additional paid-in capital	36,637,113	36,965,142
Common stock subscribed	(1,250)	-
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(16,675,646)	(16,352,789)
Total stockholders' deficit	(2,424,790)	(2,323,423)
Total liabilities and stockholders' deficit	$76,540	$84,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three Months and Nine months Ended January 31, 2012 and January 31, 2011

And the Period November 1, 2005 to January 31, 2012

 (Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2012	2011	January 31, 2012

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	161,365	126,385	5,103,649
Sales, general and administrative	78,584	130,130	7,273,022

Total operating expenses	239,949	256,515	12,376,671

Loss from operations	(239,949)	(256,515)	(12,348,557)

Other income (expense):
Interest income	-	3	11,359
Interest expense	(110,644)	(91,237)	(4,636,271)
Gain on derivative instruments	28,574	-	121,131
Other income, net	762	-	187,892
Total other income (expense), net	(81,308)	(91,234)	(4,315,889)

Loss from operations:
Before provision for income tax	(321,257)	(347,749)	(16,664,446)
Provision for income tax	(1,600)	(1,600)	(11,200)
Net loss	(322,857)	(349,349)	(16,675,646)

Net loss attributable to:
Non-controlling interest	(30,818)	(24,641)	(1,188,171)
Micro Imaging Technology, Inc. stockholders	(292,039)	(324,708)	(15,487,475)
	$(322,857)	$(349,349)	$(16,675,646)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Shares used in computing net loss per share, basic and diluted	515,008,741	189,898,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three month Period Ended January 31, 2012 and January 31, 2011

And the Period November 1, 2005 to January 31, 2012

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2012	2011	January 31, 2012
Cash flows from operating activities:
Net loss	$(322,857)	$(349,349)	$(16,675,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,145	6,704	147,593
Amortization of costs and fees related to convertible debentures	85,486	65,358	889,233
Common stock issued for services	-	750	2,144,790
Common stock issued to officers and directors for services	906	1,500	3,079,601
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	- `	6,420	539,252
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	2,700	-	121,187
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	50,411	25,371
Inventories	-	-	-
Increase (decrease) in liabilities:
Derivate liability	(27,028)	-	148,837
Trade accounts payable	57,905	22,491	674,449
Accounts payable to officers and directors	62,549	46,529	722,631
Accrued payroll and other expenses	30,845	26,207	292,162
Net cash used in operating activities	(102,349)	(122,979)	(4,696,995)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(213,142)
Net cash used in investing activities	-	-	(213,142)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Three month Period Ended January 31, 2012 and January 31, 2011

And the Period November 1, 2005 to January 31, 2012

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2012	2011	January 31, 2012
Cash flows from financing activities:
Principal payments on notes payable to stockholders	-	-	(1,133,000)
Proceeds from common stock subscription	(1,250)	-	(1,250)
Proceeds from issuance of notes payable to a related party	-	-	1,039,800
Proceeds from issuance of notes and convertible notes payable	32,500	101,869	1,561,734
Proceeds from issuance of common stock, net	70,181	33,928	2,251,843
Net cash provided by financing activities	101,431	135,797	3,719,127

Net change in cash	(918)	12,818	(1,191,010)

Cash at beginning of period	5,206	(7,876)	1,195,298

Cash at end of period	$4,288	$4,942	$4,288

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$664	$10,321
Income taxes paid	$1,600	$1,600	$18,640

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$80,500	$89,865

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of January 31, 2012, the Company owns eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2012. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2012 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2012.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Concentration of Credit Risk and Other Risks and Uncertainties

As of January 31, 2012, the amounts due two former consultants to the Company represented 44% ($298,748) and 16% ($112,000) of the total amount due for accounts payable to non-affiliates.

4.	Inventories

Effective October 31, 2011, the Company expensed approximately $13,500 in raw materials and reclassified and capitalized as machinery and equipment eight of its MIT 1000 Systems that it had carried as finished goods valued at $75,788. A redesigned model of the systems is currently underway and the Company will utilize these eight first generation models as laboratory testing equipment. Commencing November 1, 2011, these systems are being depreciated over an expected useful life of 3 years.

5.        Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2011 Annual Report on Form 10-K. The Company has not experienced any material change in its critical accounting policies since November 1, 2011. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

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

No stock-based compensation was recognized during the three months ended January 31, 2012.

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to Sixty (60) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. No shares or options have been granted under the Plan as of the date of this report.

The following table summarizes information about options granted under the Company’s equity compensation plans through January 31, 2012 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	3,000,000	$0.09	2.1	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2012	3,000,000	$0.09	1.9	$—

Summary information about the Company’s options outstanding at January 31, 2012 is set forth in the table below. Options outstanding at January 31, 2012 expire between August 2012 and January 2016.

Range of Exercise Prices	Options Outstanding January 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2012	Weighted Average Exercise Price
$ 0.02 - $0.14	2,300,000	2.1	$0.03	2,300,000	$0.03
$ 0.29 - $0.30	700,000	1.0	$0.29	700,000	$0.29
TOTAL:	3,000,000			3,000,000

As of January 31, 20121, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2011 and changes during the three months ended January 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	5,000,000	$0.015	0.9	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2012	5,000,000	$0.015	0.6	$—

Summary information about the Company’s warrants outstanding at January 31, 2012 is set forth in the table below. Warrants outstanding at January 31, 2012 expire between February and October 2012.

Range of Exercise Prices	Warrants Outstanding January 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable January 31, 2012	Weighted Average Exercise Price
$ 0.011- $0.03	5,000,000	0.6	$0.015	5,000,000	$0.015

6.	Convertible Debentures

Series 1 Notes

Under the provisions of ASC 815-40-15, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” a number of our outstanding Convertible notes are not considered indexed to our stock, as a result of an anti-dilution protection provision in these notes. The application of ASC 815-40-15, effective August 1, 2011, resulted in our accounting for these notes as derivative instruments, and they are recognized as liabilities in our consolidated balance sheets.

Between August 16, 2010 and January 4, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of ten (10) separate 8% convertible notes in various principal amounts, aggregating $345,000. The Company paid a total of $25,500 out of the proceeds of the notes to Asher for legal fees and expenses related to the referenced agreements. The notes generally mature in nine (9) months, commencing May 2011 through October 2012, and are convertible into shares of common stock at a discount ranging from 39% to 55% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, effective August 1, 2011, the Series I Notes have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note. The notes are recorded at fair value, using the Binomial valuation model, and a derivative liability of $175,865 was recorded for the fiscal year ended October 31, 2011. This liability is revalued each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. As of the three months ended January 31, 2012, this derivative liability was $148,837.

As of January 31, 2012, Asher has converted a total of $222,500 and $8,900 in principal and accrued interest, respectively, on these notes and has received a total of 186,040,962 shares of common stock upon the conversions at prices ranging from $0.0004 to $0.004 per share. During the three months ended January 31, 2012, the Company expensed a total of $2,179 accrued interest and there remains an aggregate principal balance of $122,500 due on these notes. If such Series 1 notes were converted at January 31, 2012, the Company would issue an aggregate of 49,152,995 shares of common stock the value of which would exceed, by $72,222, the principal balance due on the notes.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See also Note 10 – “Subsequent Events.”

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

We measured the fair value of the Series 1 Notes by using the Binomial Valuation model. As of January 31, 2012, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Notes included an exercise price of $0.0026 per share, a common share price of $0.0047, a discount rate of 0.08%, and a volatility of 185%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of January 31, 2012 (See also Note 5 – Convertible Debentures – “Series 1 Notes”) :

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 3)	(Level 3)	(Level 3)
Series 1 Notes	$—	$—	$148,837	$148,837

Total	$—	$—	$148,837	$148,837

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2011 and for the three month period ended January 31, 2012:

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2011	$175,865
Additions	53,239
Net gain included in earnings	(28,574)
Settlements	(51,693)
Balance January 31, 2012	$148,837

Similar purchase and conversion transactions have occurred with Asher subsequent to January 31, 2012. See Note 10 – “Subsequent Events.”

Other Convertible Notes

On November 10, 2010, the Company borrowed $64,868 from the above unaffiliated party on terms similar to the Asher notes. The Note matures on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The noteholder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above and is amortizing the expense over the life of the loan. The Company has expensed $36,837 with regard to this beneficial conversion feature as well as $7,944 in accrued interest on the note as of January 31, 2012. If the note had been converted as of January 31, 2012, the Company would have issued a total of 22,670,703 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On March 16, 2009, the Company’s largest stockholder, Mr. Anthony Frank, purchased a $75,000 convertible debenture for which the Company has expensed $21,596 in accrued interest as of January 31, 2012. The debenture matures on March 16, 2012 and bears interest at the rate of ten percent (10%) per annum. The debenture is convertible at any time at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the twenty (20) trading days immediately preceding conversion. The debentures are also redeemable by the Company: 1) if before six months at 120% of the principal value, plus interest; or 2) if after six months, at 131% of principal, plus interest. The intrinsic value of the beneficial conversion feature, $18,750, is being amortized over the three-year life of the debenture. If the note had been converted as of January 31, 2012, the Company would have issued a total of 20,833,333 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $376 in accrued interest into 8,542,222 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matures on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount of the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note and will amortize the cost over the life of the loans. As of January 31, 2012, the Company had expensed a total of $269 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of January 31, 2012, the Company would have issued a total of 5,630,669 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 1, 2011, an unaffiliated party purchased a $50,000 convertible debenture for which the Company has accrued interest at the rate of 6% and has expensed $1,504 in accrued interest as of January 31, 2012. The debenture is convertible at any time at the option of the holder into the Company’s common stock at a 25% discount (but not more than $0.002 per share) to the average closing bid prices of the common stock for the three (3) trading days immediately preceding conversion. The intrinsic value of the beneficial conversion feature, $16,667, is being amortized over the one-year life of the debenture. If the note had been converted as of January 31, 2012, the Company would have issued a total of 13,513,605 shares of common stock and would have fully amortized the remaining expense of the conversion feature. The principal balance of this note was converted into common stock in February 2012. See Note 10 – “Subsequent Events.”

On January 12, 2012, the Company issued an Amended and Restated 6% Convertible Note for $37,500 to an unaffiliated lender for proceeds received in fiscal 2010. The note, which matures on December 31, 2012, was subsequently sold to Asher Enterprises which converted $13,000 of the principal balance due on January 12, 2012 for 8,125,000 shares of common stock at a conversion price of $0.0016 per share. The intrinsic value of the beneficial conversion feature, $37,500, is being amortized over the one-year life of the debenture. The Company has expensed $23,185 with regard to this beneficial conversion feature as well as $77 in accrued interest on the note as of January 31, 2012. If the $24,500 balance of the note had been converted as of January 31, 2012, the Company would have issued a total of 14,189,285 shares of common stock and would have fully amortized the remaining expense of the conversion feature. The principal balance of this note was converted into common stock in February 2012. See Note 10 – “Subsequent Events.”

At January 31, 2012 and October 31, 2011, convertible debentures and Series 1 notes consisted of the following:

	January 31,	October 31,
	2012	2011
Series 1 Notes, principal and interest at 8% maturing through May 25, 2012.	$122,500	$157,500

Convertible note payable to major stockholder; principal and interest at 10% due on March 16, 2012.	75,000	75,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868

Convertible notes payable to various stockholders; principal and interest at 6% maturing through December 31, 2012.	87,000	62,500
	349,368	359,868
Less current maturities	349,368	347,368

Long term portion of Convertible and Series 1 notes payable	$—	$12,500

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Notes Payable

At January 31, 2012 and October 31, 2011, notes payable to an officer and to stockholders consisted of the following:

	January 31,	October 31,
	2012	2011
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10,2010.	$64,000	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	30,000	30,000

Unsecured convertible notes payable to officers/directors of the Company; principal and interest at 6% due on April 9, 2011.	250,000	250,000

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on demand.	74,000	74,000

Unsecured convertible note payable to various stockholders (including $20,000 to major stockholder); principal and interest at 6% due between November 27, 2010 and March 12, 2012.	169,480	147,000
	587,480	565,000
Less current maturities	587,480	565,000

Long term portion of notes payable	$—	$—

With the exception of $74,000 in notes payable to officers and directors, which are payable on demand, and a note for $59,980 which is due in full on March 12, 2012, all of the above notes payable are past due. The Company is currently negotiating with the holders of those notes to either extend the maturity date or convert the note into shares of common stock.

8.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the three months ended January 31, 2012 and 2011.

9.	Securities Transactions

Common Stock issued to Officers and Directors

During the three months ended January 31, 2012, pursuant to his compensation arrangement, the Company issued 150,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.0055 to $0.0065 per share. The aggregate fair market value of the shares was determined to be $906.

Common Stock Issued in Private Placement Transactions

Between November 1, 2011 and January 31, 2012, Dutchess Opportunity Fund purchased 14,191,447 shares of common stock in three separate transactions at prices ranging from $0.004 to $0.0056 per share under the terms of the May 4, 2010 Securities Purchase Agreement. Net of $14,414 in fees and expenses, the Company received proceeds of $54,517 and a common stock subscription in the sum of $1,250 as of January 31, 2012.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued in Cancellation of Debt

Between November 10, 2011 and January 30, 2012, the Company issued 40,735,526 shares of common stock to Asher Enterprises, Inc. upon conversion of $80,500 in convertible notes, plus $2,700 in accrued interest thereon, at prices ranging from $0.0015 to $0.003 per share.

10.	Subsequent Events

In accordance with his consulting arrangement, in February 2012, the Company issued 50,000 shares of common stock to its Chief Executive Officer, Michael Brennan.

On February 1, 2012, the holder of a $50,000 convertible note converted the principal balance of such note into twenty five (25) million shares of common stock at $0.002 per share.

On February 2, 2012, the Company sold 11,065,750 shares of common stock to an unaffiliated shareholder at $0.002711 per share, for a total of $30,000. On March 13, 2012, this same shareholder purchased an additional 10,553,442 shares of common stock for $31,660, or $0.003 per share.

On February 2, 2012, the Company issued its legal counsel a total of 4,200,000 shares of common stock in payment for $12,500 in legal services rendered, or $0.003 per share.

On February 2, 2012, the Company issued 3,571,429 shares of common stock to a consultant in payment of $25,000 in accrued fees. The conversion price was $0.007 per share.

During February 2012, the Company’s Chief Executive and Chief Financial Officers, Michael Brennan and Victor Hollander, respectively, exchanged $100,000 in accrued fees for services rendered in exchange for the issuance of fifty (50) million shares of common stock each. The shares were issued at a conversion price of $0.002 per share.

During February 2012 and March, Asher converted an additional $62,000 in principal loans and $1,000 in interest into 49,183,733 shares of common stock at prices ranging from $0.0011 to $0.0014 per share.

In February 2012, the Company issued 600,000 shares of common stock at $0.05 per share as partial consideration for a $30,000 loan.

On February 29, 2012, the Company received an additional $40,000, net of fees and expenses, from Asher Enterprises, Inc. pursuant to a Stock Purchase Agreement.

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of back rent. On February 13, 2012, the Company paid all past due rent, totaling $27,355 through February 2012, and $4,983 in interest, fees and penalties. The Company remains at its San Clemente, California facility on a month-to-month rental basis.

On March 7, 2012, the Company entered into a Securities Purchase Agreement with Alpine MIT Partners, LLC (“Alpine’) to sell up to $2.0 million of 7% Senior Secured Convertible Debentures (the “Debentures). The Debentures will have a five-year term. The initial Debenture will be convertible into shares of common stock at a conversion rate of $.003 per share. The purchase and sale of the first $1.0 million Debenture is scheduled to close on or before April 7, 2012. The agreement provides that Alpine will be granted a 6-month “additional investment right” to purchase up to an additional $1.0 million of Debentures. If the additional investment right is exercised, the second Debenture will have a conversion rate of $0.00375 per share during the first six months, $0.005 per share during the following three months and $0.0075 per share thereafter. The Debentures will be secured by a first lien security interest in all the assets of the Company. The agreement provides that Alpine will have the right to have four of its nominees be appointed to the Company’s board of directors.

The sale of the Debentures is subject to several closing conditions, including the conversion at the closing of $1,240,906 of existing Company indebtedness, primarily held by affiliates, at a conversion rate of $.007 per share, the granting of a six month option by the Company’s three largest shareholders to Alpine to purchase an aggregate of 107,142,857 shares at $0.007 per share, and Alpine closing the necessary equity funding to consummate the transactions.

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

Results of Operations

References to fiscal 2012 and fiscal 2011 are for the three month period ended January 31, 2012 and 2011, respectively.

The Company had no sales revenue during the three months ended January 31, 2012 or 2011.

Research and development expenses for the three month period ended January 31, 2012 increased by $34,980 and compared to the prior year. These expenses arose from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase reflects additional expenditures for materials and supplies and increases legal and accounting expenses. The increase was offset by a sizable decrease in consulting expenses for the current period.

Sales, general and administrative expenses decreased by $51,546 for the three months ended January 31, 2012 compared to the prior year period due, primarily, to a decrease in consulting fees incurred during the current period.

The Company realized negligible interest income during the three months ended January 31, 2012 as all available capital was utilized to sustain operations. Interest expense for the three month period ended January 31, 2012 increased by $19,407 compared to the prior period and primarily reflects the costs of borrowing during the current and prior fiscal periods.

The Company recognized $28,574 in non-cash gain related to certain convertible notes with beneficial conversion features (the Series 1 Notes).

We recorded the minimum state income tax provision in fiscal 2012 and 2011 as we had cumulative net operating losses in all tax jurisdictions.

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

The Company also entered into a Registration Rights Agreement with Dutchess on May 4, 2010.  Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. On May 7, 2010, the Company filed an initial registration statement on Form S-1 in order to access the credit line, covering the resale of  the 11,000,000 shares of common stock which is equal to eighteen point seven percent (18.7%) of the Company’s current public float (where "public float" shall be derived by subtracting the number of shares of common stock held by the Company’s officers, directors and "affiliates" (as such term is defined in Rule 144(a)(1) of the 1933 Act) from the total number of shares of our common stock then outstanding).  This Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2010. A second Registration Statement on Form S-1 was filed on July 1, 2011 and declared effective on July 20, 2011 to register the resale of an additional 40,000,000 shares. The Company anticipates filing a third Registration Statement on Form S-1 for the remaining 74,000,000 anticipated in the May 4, 2010 Agreement. This third filing is will be updated with the Company’s most recent financials and submitted to the Securities and Exchange Commission shortly after filing of this Quarterly Report. This registration process will continue until such time as all of the dollar amounts available under the credit line, using shares of common stock issuable under the Investment Agreement, have been registered for resale on effective registration statements. In no event will the Company be obligated to register for resale more than $5,000,000 in value of shares of common stock, or 125,000,000 shares (estimated using the last reported sale price of the Company’s common stock on the OTC Bulletin Board on May 4, 2010 of $0.04 per share).

 MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Through September 2010 and October 2011, the Company issued eleven (11) puts under the investment agreement with Dutchess and sold 20,136,570 shares of common stock to Dutchess at prices ranging from $0.004 to $0.0225 per share for net proceeds of $114,497. During the three months ended January 31, 2012, the Company issued three (3) puts with Dutchess and sold an additional 14,191,447 shares of common stock at prices ranging from $0.004 to $0.0056 per share for net proceeds of $55,767. On January 30, 2012, the Company advanced Dutchess an additional 16,638,757 shares of common stock to cover forthcoming purchases under the terms of the May 2010 Investment Agreement and on February 10, 2012, the Company sold 2,570,000 of the advanced shares at $0.0038 per share to Dutchess for net proceeds of $7,766.

Liquidity and Capital Resources

At January 31, 2012, we had working capital deficit of $2,470,822. This represents a working capital decrease of $95,261 compared to that reported at October 31, 2011. The decrease primarily reflects additional borrowings during the current fiscal year as well as the accrual of payroll and accounts payable to officers, directors and employees of the Company.

Our only source of cash during the three months ended January 31, 2012 has been from the sale of common stock and convertible loans totaling $55,767 and $30,000, respectively. Management estimates that it utilized $28,500 per month in working capital on operations for the three months ended January 31, 2012, compared to the approximate $64,900 per month expended during the three month period ended January 31, 2011.

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

During the three months ended January 31, 2012, we sold $55,757 in common stock, net of fees and expenses, and received $30,000 in loans which are convertible into common stock at any time prior to their maturity date and bear interest at eight percent (8%) per the agreement. The Company continues to seek additional loans.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

None.

Item 2.             Changes in Securities

Between November 1, 2011 and January 31, 2012, the Company issued a total of 150,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement. The shares were issued at prices ranging from $0.0055 to $0.0064 per share, for an aggregate compensation expense of $906 as of the three months ended January 31, 2012.

Between November 10, 2011 and January 30, 2012, the Company issued a total of 39,600,400 shares of common stock upon the conversion of $51,500 in convertible notes at prices ranging from $0.0011to $0.0014 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company sold 14,191,447 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the three months ended January 31, 2012 for proceeds of $55,767, net of $14,414 in transfer fees, at prices ranging from $0.004 to $0.0056 per share.

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

*        Filed herewith

**     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)     Reports on Form 8-K.

On December 5, 2011, the Company filed Form 8-K to report that on November 30, 2011, at the annual meeting of shareholders, the shareholders of Micro Imaging Technology, Inc. ("Company") approved a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares from 500,000,000 to 2,500,000,000.

The Form 8-K also reported that at the Annual Meeting, the Company’s shareholders voted to re-elect Michael W. Brennan and Victor A. Hollander as Directors to hold office until the 2012 Annual Meeting of Shareholders of the Company and until their respective successors have been elected and qualified

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2012	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)