Form 10-Q
period 2012-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2012-06-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X].

At June 7, 2012, there were 1,449,759,050 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheet

April 30, 2012 and October 31, 2011

	April 30,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$40,395	$5,206
Prepaid expenses	220	220
Total current assets	40,615	5,426

Fixed assets, net	69,215	79,177

Total assets	$109,830	$84,603

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder	$445,980	$565,000
Convertible notes payable, net of unamortized discount of $51,979 and $123,207 in 2012 and 2011, respectively	175,389	224,161
Accounts payable - trade	522,844	685,920
Accounts payable to officers and directors	63,242	355,628
Accrued payroll	310,171	241,479
Derivative liabilities	105,461	175,865
Other accrued expenses	119,806	132,934
Total current liabilities	1,742,893	2,380,987

Long term liabilities:
Convertible notes payable, net of unamortized discount of $0 and $11,461 in 2012 and 2011, respectively	-	1,039
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at April 30, 2012 and October 31, 2011	26,000	26,000
Total long term liabilities	26,000	27,039

Total liabilities	1,768,893	2,408,026

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.01 par value; 2,500,000,000 and 500,000,000 shares authorized; 1,033,157,218 and 487,342,466 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	10,331,571	4,873,425
Additional paid-in capital	32,989,975	36,965,142
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(17,171,408)	(16,352,789)
Total stockholders' deficit	(1,659,063)	(2,323,423)
Total liabilities and stockholders' deficit	$109,830	$84,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and Six Months Ended April 30, 2012 and April 30, 2011

And the Cumulative Period November 1, 2005 to April 30, 2012

(Unaudited)

					Cumulative period
					from
	Three months ended		Six months ended		November 1, 2005
	April 30,		April 30,		to
	2012	2011	2012	2011	April 30, 2012

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	141,229	155,603	302,594	281,988	5,244,878
Sales, general and administrative	188,967	174,465	267,551	304,595	7,461,989

Total operating expenses	330,196	330,068	570,145	586,583	12,706,867

Loss from operations	(330,196)	(330,068)	(570,145)	(586,583)	(12,678,753)

Other income (expense):
Interest income	2	-	2	3	11,361
Interest expense	(196,991)	(84,206)	(307,635)	(175,443)	(4,833,262)
Gain (loss) on derivative instruments	15,866	-	44,440	-	136,997
Other income (expense), net	15,557	-	16,319	-	203,449
Total other income (expense), net	(165,566)	(84,206)	(246,874)	(175,440)	(4,481,455)

Loss from operations:
Before provision for income tax	(495,762)	(414,274)	(817,019)	(762,023)	(17,160,208)
Provision for income tax	-	-	(1,600)	(1,600)	(11,200)
Net loss	(495,762)	(414,274)	(818,619)	(763,623)	(17,171,408)
Net loss attributable to:
Non-controlling interest	(26,208)	(109,654)	(57,026)	(134,295)	(1,214,380)
Micro Imaging Technology, Inc. stockholders	(469,554)	(304,620)	(761,593)	(629,328)	(15,957,028)
Net loss	$(495,762)	$(414,274)	$(818,619)	$(763,623)	$(17,171,408)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing net loss per share, basic and diluted	751,261,102	221,934,634	631,328,470	206,219,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six Months Ended April 30, 2012 and April 30, 2011

And the Cumulative Period November 1, 2005 to April 30, 2012

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2012	2011	April 30, 2012
Cash flows from operating activities:
Net loss	$(818,619)	$(763,623)	$(17,171,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,218	12,498	154,666
Amortization of costs and fees related to convertible debentures	214,152	143,278	1,017,899
Common stock issued for services	-	750	2,144,790
Common stock issued to officers and directors for services	79,580	66,000	3,158,275
Common stock issued for shares of subsidiary stock	-	71,000	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	455,459	-	752,042
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	3,288	-	542,540
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	35,876	-	154,363
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	-	74,069	25,371
Inventories	-	-	-
Notes receivable	-	(35,000)	-
Increase (decrease) in liabilities:
Derivate liability	(70,404)	-	105,461
Trade accounts payable	(46,096)	89,311	570,448
Accounts payable to officers and directors	(292,386)	94,029	367,696
Accrued payroll and other expenses	55,564	55,753	316,881
Net cash used in operating activities	(369,368)	(191,935)	(4,964,014)

Cash flows from investing activities:
Purchase of fixed assets	(4,256)	-	(217,398)
Net cash used in investing activities	(4,256)	-	(217,398)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended April 30, 2012 and April 30, 2011

And the Cumulative Period November 1, 2005 to April 30, 2012

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2012	2011	April 30, 2012
Cash flows from financing activities:
Principal payments on notes payable to stockholder	-	(25,000)	(1,133,000)
Proceeds from issuance of notes payable to a related party	60,000	4,000	1,099,800
Proceeds from issuance of notes and convertible notes payable	75,000	138,868	1,604,234
Proceeds from issuance of common stock	273,813	61,072	2,455,475
Net cash provided by financing activities	408,813	178,940	4,026,509

Net change in cash	35,189	(12,995)	(1,154,903)

Cash at beginning of period	5,206	(7,876)	1,195,298

Cash at end of period	$40,395	$(20,871)	$40,395

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$664	$10,985
Income taxes paid	$1,600	$1,600	$20,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$290,000	$139,865

Notes converted by stockholders	$206,500	$-

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of April 30, 2012, the Company owns eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2012. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The Company acquired, in October 1997, an exclusive license to the patent and intellectual property rights involving laser light scattering techniques to be utilized in the detection and monitoring of toxicants in drinking water. In February 2000, the Company formed Micro Imaging Technology (MIT), a majority-owned Nevada subsidiary, to conduct research and development based upon advancements developed and patented from the licensed technology. The technology being developed is a non-biologically based system utilizing both proprietary hardware and software to rapidly (near real time) determine the specific specie of an unknown microbe present in a fluid with a high degree of statistical probability (“MIT system”). It will analyze a sample presented to it and compare its characteristics to a library of known microbe characteristics on file. At present, it is the Company’s only operation.

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year starting November 1, 2005, is considered a development stage enterprise.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2012 and results of operations for the periods presented.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from several shareholders and believes this funding will continue. Management believes the existing shareholders will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

3.	Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of April 30, 2012, the amounts due two former consultants to the Company represented 57% ($298,748) and 22% ($112,000) of the total amount due for accounts payable to non-affiliates. In May 2012, the Company negotiated and paid a settlement with a former consultant to reduce the $298,748 due in exchange for a lump sum payment of $75,000.

Litigation and Claims

On May 16, 2012, Alpine MIT Partners, LLC (Plaintiffs) filed a civil action against the Company and its Chairman and Chief Executive Officer, Jeffrey G. Nunez, (collectively, the Company), in the Texas District Court, Travis County. Plaintiffs alleged breach of contract and civil conspiracy, as well as tortious interference with contractual relations and prospective business relations. The lawsuit alleges that the Company breached certain provisions of a March 7, 2012 Securities Purchase Agreement the Company executed with the Plaintiff to sell up to $2.0 million of 7% Senior Secured five-year Convertible Debentures convertible into shares of common stock at a conversion rate of $.003 per share. The purchase and sale of the first $1.0 million Debenture was scheduled to close on or before April 6, 2012 and was subject to, among other things, Alpine closing the necessary equity funding to consummate the transactions. No money was ever received by the Company from Alpine.

The lawsuit also suggests that the Company’s Chairman and Chief Executive Officer, Jeffrey G. Nunez, has a history of regulatory and securities law violations. The Company’s Board of Directors has researched the matter and understands that in January 2004, Mr. Nunez was requested by the NASD to appear and provide testimony pursuant to NASD Rule 8210. Mr. Nunez did not appear, but agreed not to associate in any capacity, in the future, with NASD member firms. The Company’s Board of Directors believes this to be of no consequence with respect to Mr. Nunez’ qualifications to serve as a board member and chief executive officer of the Company.

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on its financial statements in any given reporting period. However, in the opinion of Management, after consulting with legal counsel, the ultimate liability related to the current outstanding lawsuit is not expected to have a material adverse effect on its financial statements.

Management is of the opinion that the ultimate resolution of such matter now pending will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

Accrued Payroll Taxes

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $13,298, have been accrued as of April 30, 2012.

4.	Property and Equipment

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

No stock-based compensation was recognized during the six months ended April 30, 2012.

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

The following table summarizes information about options granted under the Company’s equity compensation plans through April 30, 2012 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	3,000,000	$0.09	2.1	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at April 30, 2012	3,000,000	$0.09	1.6	$—

Summary information about the Company’s options outstanding at April 30, 2012 is set forth in the table below. Options outstanding at April 30, 2012 expire between August 2012 and January 2016.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Exercise Prices	Options Outstanding April 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2012	Weighted Average Exercise Price
$ 0.02 - $0.14	2,300,000	1.9	$0.026	2,300,000	$0.026
$ 0.29 - $0.30	700,000	0.7	$0.29	700,000	$0.29
TOTAL:	3,000,000			3,000,000

As of April 30, 20121, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2011 and changes during the six months ended April 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	5,000,000	$0.015	0.9	$—
Granted	40,000,000	0.002	3.0	64,000
Exercised	—	—
Expired	(500,000)	0.03
Canceled	—	—
Outstanding at April 30, 2012	44,500,000	$0.003	2.7	$64,000

Summary information about the Company’s warrants outstanding at April 30, 2012 is set forth in the table below. Warrants outstanding at April 30, 2012 expire between May 2012 and May 2015.

Range of Exercise Prices	Warrants Outstanding April 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable April 30, 2012	Weighted Average Exercise Price
$0.002	40,000,000	3.0	$0.002	40,000,000	$0.002
$ 0.011- $0.03	4,500,000	0.4	$0.013	4,500,000	$0.013
	44,500,000			44,500,000

6.	Convertible Debentures

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

Between August 16, 2010 and January 4, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of eleven (11) separate 8% convertible notes in various principal amounts, aggregating $387,500. The Company paid a total of $27,500 out of the proceeds of the notes to Asher for legal fees and expenses related to the referenced agreements. The notes generally mature in nine (9) months, commencing May 2011 through November 2012, and are convertible into shares of common stock at a discount ranging from 39% to 55% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, effective August 1, 2011, the Series I Notes have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note. The notes are recorded at fair value, using the Binomial valuation model, and a derivative liability of $175,865 was recorded for the fiscal year ended October 31, 2011. This liability is revalued each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. As of the six months ended April 30, 2012, this derivative liability was $105,461.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February, 2012, Asher notified the Company that it had defaulted on the terms of four of its outstanding notes for failure to issue conversion shares in a timely manner. The terms of the notes provided that Asher receive a 50% increase in the principal balance of any outstanding notes at the time of any such default. Consequently, the principal amount of notes outstanding at that time increased by $45,000.

As of April 30, 2012, Asher has converted a total of $312,500, $45,000 and $12,500 in principal, principal penalties and accrued interest, respectively, on these notes and has received a total of 276,967,093 shares of common stock upon the conversions at prices ranging from $0.0004 to $0.0039 per share. During the six months ended April 30, 2012, the Company expensed a total of $3,786 in accrued interest and there remains an aggregate principal balance of $75,000 due on these notes. If such Series 1 notes were converted at April 30, 2012, the Company would issue an aggregate of 39,562,290 shares of common stock the value of which would exceed, by $67,424, the principal balance due on the notes.

Pursuant to the terms of the Series I Notes, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted. As of April 30, 2012, 492,659,585 shares have been reserved, but are not considered as issued and outstanding.

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

The Company has also adopted ASC 820-10 (“Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company measured the fair value of the Series 1 Notes by using the Binomial Valuation model. As of April 30, 2012, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Notes included an exercise price of $0.0016 per share, a common share price of $0.0036, a discount rate of 0.15%, and a volatility of 193%.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of April 30, 2012 (See also Note 5 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 3)	(Level 3)	(Level 3)
Series 1 Notes	$—	$—	$105,461	$105,461
Total	$—	$—	$105,461	$105,461

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2011 and for the six month period ended April 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2011	$175,865
Additions	112,885
Net gain included in earnings	(44,440)
Settlements	(138,849)
Balance April 30, 2012	$105,461

Other Convertible Notes

On November 10, 2010, the Company borrowed $64,868 from a stockholder on terms similar to the Asher notes. The Note matures on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above and is amortizing the expense over the life of the loan. The Company has expensed $44,254 with regard to this beneficial conversion feature as well as $9,544 in accrued interest on the note as of April 30, 2012. If the note had been converted as of April 30, 2012, the Company would have issued a total of 33,891,327 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On March 16, 2009, the Company’s largest stockholder, Mr. Anthony Frank, purchased a $75,000 convertible debenture for which the Company has expensed interest at ten percent (10%) per annum totaling $23,445 in accrued interest as of April 30, 2012. The debenture matured on March 16, 2012 and the Company is currently negotiating with Mr. Frank to convert the principal and interest due. The debenture was convertible at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the twenty (20) trading days immediately preceding conversion. The intrinsic value of the beneficial conversion feature, $18,750, was amortized over the three-year life of the debenture. In May 2012, Mr. Frank agreed to convert this loan, together with accrued interest, into shares of common stock effective on May 1, 2012. See Note 11 – “Subsequent Events.”

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 8,542,222 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matures on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount of the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note and will amortize the cost over the life of the loans. As of April 30, 2012, the Company had expensed a total of $454 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of April 30, 2012, the Company would have issued a total of 8,417,508 shares of common stock and would have fully amortized the remaining expense of the conversion feature.

On August 1, 2011, an unaffiliated party purchased a $50,000 convertible debenture that matures on August 1, 2012. The debenture was convertible at any time at the option of the holder into the Company’s common stock at a 25% discount (but not more than $0.002 per share) to the average closing bid prices of the common stock for the three (3) trading days immediately preceding conversion. The holder converted the debenture on February 1, 2012 at the conversion rate of $0.002 per share and received 50,000,000 shares of common stock. The intrinsic value of the beneficial conversion feature, $16,667, was fully amortized as of the conversion date and $1,504 in interest accrued prior to the conversion was forgiven.

On January 12, 2012, the Company issued an Amended and Restated 6% Convertible Note for $37,500 to an unaffiliated lender for proceeds received in fiscal 2010. The note, which matures on December 31, 2012, was subsequently sold to Asher Enterprises which converted the entire principal balance of the note during January and February 2012. The Company issued 28,439,685 shares of common stock on the conversions at prices ranging from $0.0011 to $0.0016 per share. The intrinsic value of the beneficial conversion feature, $37,500, was amortized in full as of the conversion date.

At April 30, 2012 and October 31, 2011, convertible debentures and Series 1 notes consisted of the following:

		October 31,
	April 30, 2012	2011 (Audited)
Series 1 Notes, principal and interest at 8% maturing through May 25, 2012.	$75,000	$157,500

Convertible note payable to major stockholder; principal and interest at 10% due on March 16, 2012.	75,000	75,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868

Convertible notes payable to various stockholders; principal and interest at 6% maturing through December 31, 2012.	12,500	62,500
	227,368	359,868
Less current maturities	227,368	347,368

Long term portion of Convertible and Series 1 notes payable	$—	$12,500

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Notes Payable

At April 30, 2012 and October 31, 2011, notes payable to an officer and to stockholders consisted of the following:

		October 31,
	April 30, 2012	2011 (Audited)
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10, 2010.	$64,000	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	30,000	30,000

Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	160,000	160,000

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on April 9, 2011.	—-	164,000

Unsecured convertible note payable to various stockholders (including $20,000 to major stockholder); principal and interest at 6% due between November 27, 2010 and February 2, 2013.	191,980	147,000
	445,980	565,000
Less current maturities	445,980	565,000

Long term portion of notes payable	$—	$—

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. The agreement also provides for repayment of $24,339 in interest accrued on those loans and $13,120 in unpaid fees and expenses through his resignation date.

With the exception of the above $160,000 in notes payable to a former officer and director and a note to a stockholder for $30,000, which is due in full on February 2, 2013, all of the above notes payable were past due as of April 30, 2012. During May 2012, the Company reduced the principal balance of notes outstanding by $203,980 through repayments and conversions into common stock. See Note 11 – “Subsequent Events.” The Company is currently negotiating with holders of the remaining $80,000 in principal notes to either extend the maturity date or convert the notes into shares of common stock.

8.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the six months ended April 30, 2012 and 2011.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Securities Transactions

On November 30, 2011, at the annual meeting of stockholders, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares from 500,000,000 to 2,500,000,000.

Common Stock issued to Officers and Directors

During the six months ended April 30, 2012, pursuant to his compensation arrangement, the Company issued 250,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.0035 to $0.0065 per share. The aggregate fair market value of the shares was determined to be $1,279.

During February 2012, the Company’s then Chief Executive, Michael Brennan, and the Company’s current Chief Financial Officer, Victor Hollander, each converted $100,000 in accrued fees for services rendered in exchange for the issuance of fifty (50) million shares of common stock. The shares were issued at a conversion price of $0.002 per share.

On February 2, 2012, the Company issued 3,571,429 shares of common stock Jeffrey Nunez, who was appointed Chairman of the Board and Chief Executive Officer of the Company on April 20, 2012. The shares were issued to Mr. Nunez in payment of $25,000 in accrued consulting fees at a conversion price was $0.007 per share. Mr. Nunez also received twenty million shares of common stock, valued at $78,300, on April 1, 2012 in connection with a consulting agreement entered into with the Company.

Common Stock Issued in Private Placement Transactions

Between November 1, 2011 and April 30, 2012, Dutchess Opportunity Fund purchased 30,830,204 shares of common stock in three separate transactions at prices ranging from $0.003 to $0.0056 per share under the terms of the May 4, 2010 Securities Purchase Agreement. Net of $22,414 in fees and expenses, the Company received proceeds of $99,739 as of April 30, 2012.

During February and March 2012, an unaffiliated stockholder purchased a total of 71,619,192 shares of common stock in private transactions at prices ranging from $0.0015 to $0.003 per share. The purchaser also received a three-year option to purchase 40,000,000 shares of common stock at $0.002 per share if purchased within the first year; $0.005 per share if purchased during the second year; and $0.01 per share if purchased during the third year. The Company received a total of $151,661 in proceeds from the sale of shares of common stock.

Common Stock Issued in Cancellation of Debt

Between November 10, 2011 and April 11, 2012, the Company issued 151,976,341 shares of common stock to Asher Enterprises, Inc. upon conversion of $240,000 in convertible notes, plus $6,300 in accrued interest thereon, at prices ranging from $0.0011 to $0.003 per share.

On February 1, 2012, the holder of a $50,000 convertible note converted the principal balance of such note into twenty five (25) million shares of common stock at $0.002 per share.

On February 2, 2012, the Company issued its legal counsel a total of 4,200,000 shares of common stock in payment for $12,500 in legal services rendered for $0.003 per share.

On April 30, 2012, the Company issued 23,517,500 shares of common stock to Gregg J. Newhuis, who was appointed to the Board of Directors on May 7, 2012. The shares were issued, at $0.002 per share, upon conversion of a $37,500 principal loan made to the Company in fiscal 2010, plus $9,535 in interest accrued on the loan.

On April 30, 2012, the Company issued 14,250,000 shares of common stock, at $0.004 per share, to a consultant in payment of $57,000 in services rendered.

On April 30, 2012, the Company’s Chief Financial Officer, Victor Hollander, converted a total of $350,000 in principal notes, interest, fees and expenses into one hundred million shares of common stock at $0.0035 per share.

Common Stock Issued for Loan

On February 1, 2012, the Company issued 600,000 shares of common stock at $0.005 per share as partial consideration for a $30,000 loan.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers

On April 13, 2012, the Board of Directors accepted the resignation of Michael Brennan from his positions on the Company’s Board of Directors and as Chief Executive Officer. The resignation of Mr. Brennan was not the result of any disagreements with the Company.

On April 20, 2012, the Board of Directors nominated Jeffrey Nunez to the board, which nomination was accepted by Mr. Nunez, and then the board engaged Mr. Nunez to fill the position of President and Chief Executive Officer of the Company commencing immediately. Victor Hollander remains the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer.

11.	Subsequent Events

Effective on May 1, 2012, Mr. Anthony M. Frank, a major stockholder, agreed to convert a total of $189,000 in notes payable, together with $44,106 in interest accrued thereon, into 66,601,832 shares of common stock at $0.0035 per share.

On May 8, 2012, Board member, Gregg J. Newhuis, entered into a Subscription Agreement to purchase a total of eight hundred million shares of the Company’s common stock at $0.001 per share over a six-month period. The agreement also grants Mr. Newhuis a one-year option to purchase up to 166,666,667 additional shares of common stock at $0.003 per share during the one-year period commencing on the date the final dollars have been invested. As of May 31, 2012, the Company had received $300,000 of the total purchase commitment.

On May 17, 2012, the Company repaid a $30,000 short term loan made by Mr. Newhuis to the Company in February 2012. No interest was accrued or paid on the loan.

On May 17, 2012, the Company entered into settlement agreements with a two consultants to the Company to satisfy a total of $62,855 and $298,748 in accrued fees for services in exchange for payments of $30,000 and $75,000, respectively. The Company made full payment of the settlement amounts on May 30, 2012.

On May 21, 2012, the Company entered into a Subscription Agreement with an unaffiliated stockholder to purchase a total of two hundred million shares of the Company’s common stock at $0.001 per share, for a total of $200,000, over a six-month period. As additional consideration, the purchaser was granted a one-year option to purchase up to an additional 33,333,333 shares of common stock at $0.003 per share commencing on the date the final dollars are invested. As of May 29, 2012, the Company had received $50,000 of the total purchase commitment.

On May 31, 2012, the Company terminated the May 4, 2010 Investment Agreement it had entered into with Dutchess Opportunity Fund, II, LP and withdrew the Registration Statement on Form S-1 that it had filed in April 2012 to register 140 million shares of common stock it had intended to sell to Dutchess under that agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intends,” “projects,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company’s products, the impact of the Company’s development and manufacturing process on its research and development costs, future research and development expenditures, and the Company’s ability to obtain new financing as well as assumptions related to the foregoing. Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or circumstances, or otherwise.

Results of Operations

References to fiscal 2012 and fiscal 2011 are for the six month period ended April 30, 2012 and 2011, respectively.

The Company had no sales revenue during the six months ended April 30, 2012 or 2011.

Research and development expenses for the six month period ended April 30, 2012 increased by $20,606 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase mainly reflects additional expenditures for materials and supplies and increases legal and accounting expenses. Research and development expenses for the three months ended April 30, 2012, decreased by $14,374, primarily as a result of a decrease in consulting fees, offset by moderate increases in various other expenses, such as legal, stockholder relations, utilities and travel.

Sales, general and administrative expenses decreased by $37,044 for the six months ended April 30, 2012 compared to the prior year period due, primarily, to a decrease in consulting fees incurred during the current period. These expenses increased over the prior year period by $14,502 for the three months ended April 30, 2012. The increase resulted from rehiring an administrative employee and from fees relating to the sale of shares of common stock under the Dutchess equity line of credit.

The Company realized negligible interest income during the six months ended April 30, 2012 as all available capital was utilized to sustain operations. Interest expense for the three and six month periods ended April 30, 2012 increased by $112,785 and $132,192, respectively, compared to the prior period and primarily reflects the costs of borrowing during the current and prior fiscal periods.

The Company recognized $15,866 and $44,440 in non-cash gain for the three and six months ended April 30, 2012, related to certain convertible notes with beneficial conversion features (the Series 1 Notes).

Components of other income and expense reflect a gain of $15,557 and $16,319 for the three and six months ended April 30, 2012, respectively, on writing off old debt.

The Company recorded the minimum state income tax provision in fiscal 2012 and 2011 as the Company had cumulative net operating losses in all tax jurisdictions.

Equity Financing Arrangements

On May 4, 2010, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase up to $5,000,000 of the Company’s common stock over thirty-nine months (the “Equity Line”). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement (as amended on April 12, 2012) is 500,000,000. The Company also entered into a Registration Rights Agreement with Dutchess on May 4, 2010 whereby the Company was obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. The Company filed three (3) registration statements on Form S-1 between May 7, 2010 and April 19, 2012 to register the resale by Dutchess of 191 million shares of common stock.

On May 31, 2012, the Company terminated the Investment Agreement with Dutchess and withdrew the third Form S-1 registration statement covering 140 million of the shares.

Through September 2010 and October 2011, the Company issued seventeen (17) puts under the investment agreement with Dutchess and sold 20,136,570 shares of common stock to Dutchess at prices ranging from $0.004 to $0.0225 per share for net proceeds of $114,497. During the six months ended April 30, 2012, the Company issued seven (7) puts with Dutchess and sold an additional 30,830,204 shares of common stock at prices ranging from $0.003 to $0.0056 per share for net proceeds of $99,739.

Liquidity and Capital Resources

At April 30, 2012, the Company had working capital deficit of $1,702,278. This represents a working capital increase of $673,283 compared to that reported at October 31, 2011. The increase primarily reflects the conversions to common stock conducted in the current fiscal year for notes payable and accounts payable to trade vendors as well as officers and directors of the Company.

Our only source of cash during the six months ended April 30, 2012 has been from the sale of common stock and convertible loans totaling $251,400 and $135,000, respectively. Management estimates that it utilized $64,400 per month in working capital on operations for the six months ended April 30, 2012, compared to the approximate $36,000 per month expended during the six month period ended April 30, 2011.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2011 which raises substantial doubt about our ability to continue as a going concern.

The Company is in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner. There can be no assurances that our efforts will be successful or that the Company will be able to raise sufficient capital to implement our plans or to continue operations.

During the six months ended April 30, 2012, the Company sold $251,400 in common stock, net of fees and expenses, and received $70,000 from Asher Enterprises, net of fees, and $60,000 in loans which are convertible into common stock. The Company repaid $30,000 of such loans in May 2012.

In May 2012, the Company entered into subscription agreements with two separate investors to purchase a total of $1 million in common stock over a six-month period.

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner in April 2012. The first of twenty Systems are expected in June.

During the latter part of 2008, the Company appointed an exclusive distributor to sell our MIT products in Taiwan and China. The Company has entered into similar arrangements with five other companies granting distribution rights in Turkey, Bulgaria, the United Kingdom, Ireland, Puerto Rico and the Caribbean. In October 2009, the Company entered into a distribution agreement with a Biotek Sdn Bhd, a Malaysian distributor of research and scientific products for the Association of Southeast Asian Nations (ASEAN) (namely Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar). All of our distribution agreements remain in effect at this time.

The Company is in the process of developing promotional materials and marketing and sales strategies with these and other future distributors which the Company believes will assist in generating sales revenues in the near future.

In April 2012, the Company submitted applications to the Association of Advanced Communities Research Institute (AOAC RI) for Performance Test Method Certification for the MIT 1000 System’s for accurate bacterial identifications of the pathogens E. coli and Salmonella. In June 2009, the Company received AOAC RI Certification for the identification of the Listeria bacteria species, a rare but lethal food-borne infection. When certified for certification for the two additional pathogenic bacteria identification processes, the Company’s System will have the proven capability of identifying over 90 percent of all bacteria-causing, food-related illnesses.

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through February 2013. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

The Company will be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships, to carry out our business objectives. There can be no assurance that the Company will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current stockholders. If the Company is unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected. Moreover, estimates of our cash requirements to carry out our current business objectives are based upon various assumptions, including assumptions as to our revenues, net income or loss and other factors, and there can be no assurance that these assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans. If the Company is not successful in obtaining financing for future developments, whether in the form of loans, licenses or equity transactions, it is unlikely that the Company will have sufficient cash to continue to conduct operations, particularly research and development programs, as currently planned. The Company believes that in order to raise needed capital, the Company may be required to issue debt at significantly higher interest rates or equity securities that are significantly lower than the current market price of our common stock.

No assurances can be given that currently available funds will satisfy our working capital needs for the period estimated, or that the Company can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

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

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of back rent. On February 13, 2012, the Company paid all past due rent, totaling $27,265 through February 2012, and $5,073 in interest, fees and penalties. The Company remains at its San Clemente, California facility and has signed an extension of the lease through March 2013.

On May 16, 2012, Alpine MIT Partners, LLC (Plaintiffs) filed a civil action against the Company and its Chairman and Chief Executive Officer, Jeffrey G. Nunez, (collectively, the Company), in the Texas District Court, Travis County. Plaintiffs alleged breach of contract and civil conspiracy, as well as tortious interference with contractual relations and prospective business relations. The lawsuit alleges that the Company breached certain provisions of a March 7, 2012 Securities Purchase Agreement the Company executed with the Plaintiff to sell up to $2.0 million of 7% Senior Secured five-year Convertible Debentures convertible into shares of common stock at a conversion rate of $.003 per share. The purchase and sale of the first $1.0 million Debenture was scheduled to close on or before April 6, 2012 and was subject to, among other things, Alpine closing the necessary equity funding to consummate the transactions. No money was ever received by the Company from Alpine.

The lawsuit also suggests that the Company’s and Chief Executive Officer, Jeffrey G. Nunez, has a history of regulatory and securities law violations. The Company’s Board of Directors has researched the matter and understand that in January 2004, Mr. Nunez was requested by the NASD to appear and provide testimony pursuant to NASD Rule 8210. Mr. Nunez did not appear, but agreed not to associate in any capacity, in the future, with NASD member firms. The Company’s Board of Directors believes this to be of no consequence with respect to Mr. Nunez’s qualifications to serve as a board member and chief executive officer of the Company.

The Company intends to vigorously defend against this lawsuit and believes that it will prevail if this matter should go to trial.

Item 2.	Changes in Securities

Between November 1, 2011 and April 30, 2012, the Company issued a total of 250,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement. The shares were issued at prices ranging from $0.0035 to $0.0065 per share, for an aggregate compensation expense of $1,279 as of the six months ended April 30, 2012.

Between November 10, 2011 and April 30, 2012, the Company issued a total of 204,065,270 shares of common stock upon the conversion of $352,500 in principal and $15,835 in interest on notes and convertible notes at prices ranging from $0.0011to $0.003 per share.

The Company sold 30,830,204 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the six months ended April 30, 2012 for proceeds of $99,739, net of $22,414 in transfer fees, at prices ranging from $0.003 to $0.0056 per share.

The Company sold an additional 71,619,193 shares of common stock in private placement transactions with an unaffiliated stockholder for proceeds of $151,661 at prices ranging from $0.015 to $0.003 per share. The Company issued the purchaser a three-year option to purchase 40 million shares of common stock at graduated exercise prices.

During the six months ended April 30, 2012, the Company issued 18,450,000 shares of common stock in payment for legal and consulting services valued at $69,500.

On February 1, 2012, the Company issued 600,000 shares of common stock as partial consideration for a $30,000 loan. The fair market value of the shares was determined to be $3,288.

On February 13, 2012, the Company issued 50 million shares of common stock to former Chief Executive Officer, Michael Brennan, in payment for $100,000 in accrued consulting fees.

On February 24, 2012, the Company issued 50,000,000 shares of common stock to Chief Financial Officer, Victor Hollander, in payment for $100,000 in accrued consulting fees. On April 30, 2012, Mr. Hollander converted $350,000 in accrued debt, consisting of principal loans, interest, consulting fees and expenses, into 100 million shares of common stock at $0.0035 per share.

On April 1, 2012, the Company issued 20 million shares of common stock to Jeffrey Nunez, Chief Executive Officer, for consulting services rendered. The fair market value of the shares was determined to be $78,300.

Items 3 through 5.	Omitted as not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *
101**	Interactive Data Files of Financial Statements and Notes formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K.

On December 5, 2011, the Company filed Form 8-K to report that on November 30, 2011, at the annual meeting of stockholders, the stockholders of Micro Imaging Technology, Inc. ("Company") approved a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares from 500,000,000 to 2,500,000,000. The Form 8-K also reported that at the Annual Meeting, the Company’s stockholders voted to re-elect Michael W. Brennan and Victor A. Hollander as Directors to hold office until the 2012 Annual Meeting of Stockholders of the Company and until their respective successors have been elected and qualified.

On March 12, 2012, the Company filed Form 8-K to report that it had entered into a Securities Purchase Agreement with Alpine MIT Partners, LLC on March 7, 2012.

On April 18, 2012, the Company filed Form 8-K to report that the Company had accepted the resignation of Michael W. Brennan on April 13, 2012 from his positions on the Company’s Board of Directors and as Chief Executive Officer.

On April 23, 2012, the Company filed Form 8-K to report the appointment of Jeffrey Nunez as Chairman of the Board of Directors and President and Chief Executive Officer of the Company, effective April 20, 2012.

On May 4, 2012, the Company filed Form 8-K to report the termination of the Securities Purchase Agreement with Alpine MIT Partners, LLC on May 3, 2012.

On May 9, 2012, the Company filed Form 8-K to report the nomination of Gregg J. Newhuis to the Company’s Board of Directors, which nomination was accepted on May 7, 2012.

On June 4, 2012, the Company filed Form 8-K to report equity investments of $410,000 and the issuance of 390,000,000 shares in April and May 2012 to two accredited investors.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2012	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)

