Form 10-Q
period 2012-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2012-09-14
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X].

At September 5, 2012, there were 2,032,571,508 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of July 31, 2012 and October 31, 2011	3
	Condensed Consolidated Statements of Operations for the Three and Nine months Ended July 31, 2012 and July 31, 2011 And the Cumulative Period November 1, 2005 to July 31, 2012	4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended July 31, 2012 and July 31, 2011 And the Cumulative Period November 1, 2005 to July 31, 2012	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	20

Item 3.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Items 3 through 5.	Omitted as not applicable	25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Condensed Consolidated Balance Sheet

July 31, 2012 and October 31, 2011

	July 31, 2012	October 31, 2011
	(Unaudited)

ASSETS
Current assets:
Cash	$36,825	$5,206
Inventory	25,600	-
Prepaid expenses	29,358	220
Total current assets	91,783	5,426

Fixed assets, net	123,248	79,177

Total assets	$215,031	$84,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder	$117,661	$565,000
Convertible notes payable, net of unamortized discount of $14,295 and $123,207 at July 31, 2012 and October 31, 2011, respectively	105,573	224,161
Accounts payable - trade	204,421	685,920
Accounts payable to officers and directors	66,627	355,628
Accrued payroll	132,959	241,479
Derivative liabilities	50,724	175,865
Other accrued expenses	81,885	132,934
Total current liabilities	759,850	2,380,987

Long term liabilities:
Note payable to stockholder, net of current portion	69,450	-
Convertible notes payable, net of unamortized discount of $0 and $11,461 at July 31, 2012 and October 31, 2011, respectively	-	1,039
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at July 31, 2012 and October 31, 2011	26,000	26,000
Total long term liabilities	95,450	27,039

Total liabilities	855,300	2,408,026

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 2,500,000,000 and 500,000,000 shares authorized; 1,789,022,792 and 487,342,466 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	17,890,227	4,873,425
Additional paid-in capital	26,558,925	36,965,142
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(17,280,220)	(16,352,789)
Total stockholders’ deficit	(640,269)	(2,323,423)
Total liabilities and stockholders’ deficit	$215,031	$84,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and Nine months Ended July 31, 2012 and July 31, 2011

And the Cumulative Period November 1, 2005 to July 31, 2012

(Unaudited)

					Cumulative period
					from
	Three months ended		Nine months ended		November 1, 2005
	July 31,		July 31,		to
	2012	2011	2012	2011	July 31, 2012

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	141,810	84,757	323,785	302,794	5,266,069
Sales, general and administrative	177,747	136,797	565,917	505,343	7,760,355

Total operating expenses	319,557	221,554	889,702	808,137	13,026,424

Loss from operations	(319,557)	(221,554)	(889,702)	(808,137)	(12,998,310)

Other income (expense):
Interest income	46	-	48	3	11,407
Interest expense	(54,835)	(90,593)	(362,470)	(266,036)	(4,888,097)
Gain on derivative instruments	10,755	-	55,195	-	147,752
Other income, net	254,779	27,827	271,098	27,827	458,228
Total other income (expense), net	210,745	(62,766)	(36,129)	(238,206)	(4,270,710)

Loss from operations:
Before provision for income tax	(108,812)	(284,320)	(925,831)	(1,046,343)	(17,269,020)
Provision for income tax	-	-	(1,600)	(1,600)	(11,200)
Net loss	(108,812)	(284,320)	(927,431)	(1,047,943)	(17,280,220)
Net (loss) gain attributable to:
Non-controlling interest	6,267	(20,937)	(50,760)	(75,872)	(1,069,912)
Micro Imaging Technology, Inc. stockholders	(115,079)	(263,383)	(876,671)	(972,071)	(16,210,308)
Net loss	$(108,812)	$(284,320)	$(927,431)	$(1,047,943)	$(17,280,220)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing net loss per share, basic and diluted	1,491,553,242	267,326,629	919,575,916	227,162,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Nine months Ended July 31, 2012 and July 31, 2011

And the Cumulative Period November 1, 2005 to July 31, 2012

(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		to
	2012	2011	July 31, 2012
Cash flows from operating activities:
Net loss	$(927,431)	$(1,047,943)	$(17,280,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,715	13,603	165,163
Gain on extinguishment of debt	(273,371)	-	(273,371)
Gain on Derivatives	(125,141)	-	50,724
Amortization of costs and fees related to convertible debentures	302,602	213,239	1,106,349
Common stock issued for services	-	45,750	2,144,790
Common stock issued to officers and directors for services	112,796	58,500	3,191,491
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	30,000	3,000
Common stock issued for accounts payable	-	18,000	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	3,288	-	542,540
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	-	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Prepaid expenses	(29,138)	85,648	(3,767)
Inventories	(25,600)	-	(25,600)
Increase (decrease) in liabilities:
Trade accounts payable	(113,628)	358,441	502,916
Accounts payable to officers and directors	76,958	(128,243)	737,040
Accrued payroll and other expenses	150,431	94,511	411,748
Net cash used in operating activities	(823,519)	(258,494)	(5,418,165)

Cash flows from investing activities:
Purchase of fixed assets	(68,786)	-	(281,928)
Net cash used in investing activities	(68,786)	-	(281,928)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Nine months Ended July 31, 2012 and July 31, 2011

And the Cumulative Period November 1, 2005 to July 31, 2012

(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		to
	2012	2011	July 31, 2012
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(84,889)	(25,000)	(1,217,889)
Proceeds from issuance of notes payable to a related party	60,000	34,000	1,099,800
Proceeds from issuance of notes and convertible notes payable	75,000	199,868	1,604,234
Proceeds from issuance of common stock	873,813	61,072	3,055,475
Net cash provided by financing activities	923,924	269,940	4,541,620

Net change in cash	31,619	11,446	(1,158,473)

Cash at beginning of period	5,206	(7,876)	1,195,298

Cash at end of period	$36,825	$3,570	$36,825

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$664	$10,985
Income taxes paid	$1,600	$1,600	$26,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$352,500	$207,465

Notes converted by stockholders	$315,500	$-

Common stock issued in consideration for accounts payable and accrued payroll	$644,177	$-

Interest paid with common stock	$126,282	$-

Common stock issued in consideration for loans	$3,288	$34,000

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of July 31, 2012, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2012. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2012 and results of operations for the periods presented.

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

3.	Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of July 31, 2012, the amount due to a former consultant to the Company, $112,000, represented 55% of the total amount due for accounts payable to non-affiliates. On May 17, 2012, the Company entered into settlement agreements with two consultants to the Company to satisfy a total of $62,855 and $298,748 in accrued fees for services in exchange for payments of $30,000 and $75,000, respectively. The Company made full payment of the settlement amounts on May 30, 2012.

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

Accrued Payroll Taxes

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $27,029, have been accrued as of July 31, 2012.

4.	Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company’s management monitors inventory for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

5.	Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 3 or 5 years. Effective October 31, 2011, the Company reclassified and capitalized as machinery and equipment eight of its MIT 1000 Systems that it had carried as finished goods valued at $75,788. A revised model of the systems has been designed and the Company will utilize these eight first generation models as laboratory testing equipment. Commencing November 1, 2011, these systems are being depreciated over an expected useful life of 3 years.

The production tooling for the Company’s revised MIT 1000 has been capitalized and the $14,000 cost is being amortized over an estimated useful life of 3 years.

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

June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 has not had a material effect on the Company’s operating results or financial position.

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include convertible notes payable and stock options under our stock plan. Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.

Stock Based Compensation

Stock-based compensation costs for stock options issued to employees is measured at the grant date, based on the fair value of the award using the Black Scholes Option Pricing Model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

No stock-based compensation was recognized during the nine months ended July 31, 2012.

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to sixty (60) million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. On April 30, 2012, the Company issued 14,250,000 shares of common stock under the Plan to a consultant for services rendered. The value of the shares was $57,000, or $0.004 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes information about options granted under the Company’s equity compensation plans through July 31, 2012 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	3,000,000	$0.09	2.1	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at July 31, 2012	3,000,000	$0.09	1.4	$—

Summary information about the Company’s options outstanding at July 31, 2012 is set forth in the table below. Options outstanding at July 31, 2012 expire between August 2012 and January 2016.

Range of Exercise Prices	Options Outstanding July 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2012	Weighted Average Exercise Price
$ 0.02 - $0.14	2,300,000	1.6	$0.026	2,300,000	$0.026
$ 0.29 - $0.30	700,000	0.5	$0.29	700,000	$0.29
TOTAL:	3,000,000			3,000,000

As of July 31, 20121, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2011 and changes during the nine months ended July 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	5,000,000	$0.015	0.9	$—
Granted	40,000,000	0.002	3.0	64,000
Exercised	—	—
Expired	(1,000,000)	0.03
Canceled	—	—
Outstanding at July 31, 2012	44,000,000	$0.003	2.5	$64,000

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary information about the Company’s warrants outstanding at July 31, 2012 is set forth in the table below. Warrants outstanding at July 31, 2012 expire between August 2012 and May 2015.

Range of Exercise Prices	Warrants Outstanding July 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable July 31, 2012	Weighted Average Exercise Price
$0.002	40,000,000	2.7	$0.002	40,000,000	$0.002
$0.011	4,000,000	0.2	$0.011	4,000,000	$0.011
	44,000,000			44,000,000

7.	Convertible Debentures

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

Between August 16, 2010 and February 21, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. in connection with the issuance of eleven (11) separate 8% convertible notes in various principal amounts, aggregating $387,500. The Company paid a total of $27,500 out of the proceeds of the notes to Asher for legal fees and expenses related to the referenced agreements. The notes generally mature in nine (9) months, commencing May 2011 through November 2012, and are convertible into shares of common stock at a discount ranging from 39% to 55% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, effective August 1, 2011, the Series I Notes have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. Asher may convert any or all of the unpaid principal note prior to the maturity date, commencing 180 days following the date of the Note. The notes are recorded at fair value, using the Binomial valuation model, and a derivative liability of $175,865 was recorded for the fiscal year ended October 31, 2011. This liability is revalued each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. As of the nine months ended July 31, 2012, this derivative liability was $50,724.

In February, 2012, Asher notified the Company that it had defaulted on the terms of four of its outstanding notes for failure to issue conversion shares in a timely manner. The terms of the notes provided that Asher receives a 50% increase in the principal balance of any outstanding notes at the time of any such default. Consequently, the principal amount of notes outstanding at that time increased by $45,000.

As of July 31, 2012, Asher has converted a total of $345,000, $45,000 and $13,800 in principal, principal penalties and accrued interest, respectively, on these notes and has received a total of 302,142,917 shares of common stock upon the conversions at prices ranging from $0.0004 to $0.0039 per share. During the nine months ended July 31, 2012, the Company expensed a total of $5,110 in accrued interest and there remains an aggregate principal balance of $42,500 due on these notes. If such Series 1 notes were converted at July 31, 2012, the Company would issue an aggregate of 26,881,720 shares of common stock the value of which would exceed, by $40,833, the principal balance due on the notes.

Pursuant to the terms of the Series I Notes, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the notes are converted. As of July 31, 2012, 467,483,761 shares have been reserved, but are not considered as issued and outstanding.

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

The Company has also adopted ASC 820-10 (“Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

● Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

● Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

● Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of our financial instruments, including cash, accounts payable, accrued expenses and long term debt approximate fair value because of their generally short maturities.

The Company measured the fair value of the Series 1 Notes by using the Binomial Valuation model. As of July 31, 2012, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Notes included an exercise price of $0.0016 per share, a common share price of $0.0031, a discount rate of 0.11%, and a volatility of 195%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of July 31, 2012 (See also Note 7 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 3)	(Level 3)	(Level 3)
Series 1 Notes	$—	$—	$50,724	$50,724

Total	$—	$—	$50,724	$50,724

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2011 and for the nine month period ended July 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2011	$175,865
Additions	112,885
Net gain included in earnings	(55,195)
Settlements	(182,831)
Balance July 31, 2012	$50,724

Other Convertible Notes

On November 10, 2010, the Company borrowed $64,868 from a stockholder on terms similar to the Asher notes. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount has been fully amortized as of July 31, 2012. The Company has expensed $11,179 in accrued interest on the note as of July 31, 2012. If the note had been converted as of July 31, 2012, the Company would have issued a total of 36,077,864 shares of common stock the value of which would exceed, by $46,974, the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

On March 16, 2009, a major stockholder, Mr. Anthony Frank, purchased a $75,000 convertible debenture for which the Company has expensed interest at ten percent (10%) per annum totaling $23,445 in accrued interest as of July 31, 2012. The debenture matured on March 16, 2012. The debenture was convertible at the option of the holder into the Company’s common stock at a fair market value of 75% of the lowest closing bid price per share for the twenty (20) trading days immediately preceding conversion. The intrinsic value of the beneficial conversion feature, $18,750, was amortized over the three-year life of the debenture. Effective May 1, 2012, Mr. Frank converted this loan, together with $23,466 in accrued interest, into 28,133,072 shares of common stock at a conversion price of $0.0035 per share.

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 8,542,222 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matures on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note and will amortize the cost over the life of the loan. As of July 31, 2012, the Company had expensed a total of $643 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of July 31, 2012, the Company would have issued a total of 8,960,573 shares of common stock and would have fully amortized the $5,276 remaining expense of the conversion feature.

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

On January 12, 2012, the Company issued an Amended and Restated 6% Convertible Note for $37,500 to Gregg Newhuis, who became a director of the company in may 2012, for proceeds received in fiscal 2010. The note, which matures on December 31, 2012, was subsequently sold to Asher Enterprises which converted the entire principal balance of the note during January and February 2012. The Company issued 28,439,685 shares of common stock on the conversions at prices ranging from $0.0011 to $0.0016 per share. The intrinsic value of the beneficial conversion feature, $37,500, was amortized in full as of the conversion date.

At July 31, 2012 and October 31, 2011, convertible debentures and Series 1 notes consisted of the following:

	July 31, 2012	October 31, 2011
		(Audited)
Series 1 Notes, principal and interest at 8% maturing through November 23, 2012.	$42,500	$157,500

Convertible note payable to major stockholder; principal and interest at 10% due on March 16, 2012.	—	75,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868

Convertible notes payable to various stockholders; principal and interest at 6% maturing on December 31, 2012.	12,500	62,500
	119,868	359,868

Less current maturities	119,868	347,368

Long term portion of Convertible and Series 1 notes payable	$—	$12,500

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Notes Payable

At July 31, 2012 and October 31, 2011, notes payable to an officer and to stockholders consisted of the following:

	July 31, 2012	October 31, 2011
		(Audited)
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10, 2010.	$—	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	—	30,000

Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	135,111	160,000

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on April 9, 2011.	—	164,000

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2011.	52,000	147,000
	187,111	565,000

Less current maturities	117,661	565,000

Long term portion of notes payable	$69,450	$—

On May 17, 2012, the Company repaid a $30,000 short term loan made by Mr. Newhuis to the Company in February 2012. No interest was accrued or paid on the loan.

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. As of July 31, 2012, payments have been made to Mr. Brennan to reduce the principal balance to $135,111. The agreement also provides for repayment of $24,339 in interest accrued on those loans and $13,120 in unpaid fees and expenses through his resignation date, the latter of which has been paid as of July 31, 2012.

In July 2012, the Company repaid a $30,000 loan made to the Company in February 2012 by an unaffiliated third party.

With the exception of the above $135,111 in notes payable to a former officer and director, all of the above notes payable were past due as of July 31, 2012. The Company is currently negotiating with holders of the remaining $52,000 in principal notes to either extend the maturity date or convert the notes into shares of common stock.

9.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the nine months ended July 31, 2012 and 2011.

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

Common Stock issued to Officers and Directors

During the nine months ended July 31, 2012, pursuant to his compensation arrangement, the Company issued 250,000 shares of common stock to its Chief Executive Officer, Michael W. Brennan, at prices ranging from $0.0035 to $0.0065 per share. The aggregate fair market value of the shares was determined to be $1,279.

During February 2012, the Company’s then Chief Executive, Michael Brennan, and the Company’s current Chief Financial Officer, Victor Hollander, each converted $100,000 in accrued fees for services rendered in exchange for the issuance of fifty (50) million shares of common stock. The shares were issued at a conversion price of $0.002 per share.

On February 2, 2012, the Company issued 3,571,429 shares of common stock Jeffrey Nunez, who was appointed Chairman of the Board and Chief Executive Officer of the Company on April 20, 2012. The shares were issued to Mr. Nunez in payment of $25,000 in accrued consulting fees at a conversion price of $0.007 per share. Mr. Nunez also received twenty million shares of common stock, valued at $78,300, on April 1, 2012 in connection with a consulting agreement entered into with the Company.

Pursuant to the above referenced consulting agreement with Jeffrey Nunez, the Company agreed to pay Mr. Nunez a five percent (5%) transaction fee on all proceeds received by the Company during the one year term of such agreement. The fee is payable in shares of the Company’s common stock which are to be valued as the average closing price of the common stock for the five (5) trading days prior to the transaction which triggers the fee. Between April 20 and July 31, 2012, the Company issued Mr. Nunez a total of 11,597,143 shares of common stock valued at $33,000 pursuant to the transaction fee arrangement.

Common Stock Issued in Private Placement Transactions

Between November 1, 2011 and July 31, 2012, Dutchess Opportunity Fund purchased 30,830,204 shares of common stock in three separate transactions at prices ranging from $0.003 to $0.0056 per share under the terms of the May 4, 2010 Securities Purchase Agreement. Net of $22,414 in fees and expenses, the Company received proceeds of $99,739 as of July 31, 2012. On May 31, 2012, the Company terminated the May 4, 2010 Investment Agreement it had entered into with Dutchess Opportunity Fund, II, LP and withdrew the Registration Statement on Form S-1 that it had filed in April 2012 to register one hundred forty (140) million shares of common stock it had intended to sell to Dutchess under that agreement.

During February and March 2012, a major stockholder purchased a total of 71,619,192 shares of common stock in private transactions at prices ranging from $0.0015 to $0.003 per share. The purchaser also received a three-year option to purchase forty (40) million shares of common stock at $0.002 per share if purchased within the first year; $0.005 per share if purchased during the second year; and $0.01 per share if purchased during the third year. The Company received a total of $151,661 in proceeds from the sale of shares of common stock.

On May 21, 2012, the Company entered into a Subscription Agreement with the above referenced stockholder to purchase a total of two hundred (200) million shares of the Company’s common stock at $0.001 per share, for a total of $200,000, over a six-month period. As additional consideration, the purchaser was granted a one-year option to purchase up to an additional 33,333,333 shares of common stock at $0.003 per share commencing on the date the final dollars are invested. As of July 31, 2012, the Company had received $100,000 of the total purchase commitment. See also note 12- “Subsequent Events.”

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 8, 2012, Board member, Gregg J. Newhuis, entered into a Subscription Agreement to purchase a total of eight hundred (800) million shares of the Company’s common stock at $0.001 per share over a six-month period. The agreement also grants Mr. Newhuis a one-year option to purchase up to 166,666,667 additional shares of common stock at $0.003 per share during the one-year period commencing on the date the final dollars have been invested. As of July 31, 2012, the Company had received $500,000 of the total purchase commitment. See also Note 12 – “Subsequent Events.”

Common Stock Issued in Cancellation of Debt

Between November 10, 2011 and July 20, 2012, the Company issued 177,152,165 shares of common stock to Asher Enterprises, Inc. upon conversion of $272,500 in convertible notes, plus $7,600 in accrued interest thereon, at prices ranging from $0.0011 to $0.003 per share.

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

On April 30, 2012, the Company issued 14,250,000 shares of common stock, at $0.004 per share, to a consultant in payment of $57,000 in services rendered. The shares were issued under the Company’s 2012 Employee Benefit Plan and were registered pursuant to an S-8 registration statement.

On April 30, 2012, the Company’s Chief Financial Officer, Victor Hollander, converted a total of $350,000 in principal notes, interest, fees and expenses into one hundred million shares of common stock at $0.0035 per share.

Effective on May 1, 2012, Mr. Anthony M. Frank, a major stockholder, converted a total of $189,000 in notes payable, together with $44,106 in interest accrued thereon, into 66,601,832 shares of common stock at $0.0035 per share.

On July 31, 2012, the Company issued 52,490,774 shares of common stock to an employee in lieu of accrued payroll and vacation totaling $183,718 at a conversion price of $0.0035 per share. Due to certain considerations, including but not limited to the fact that the shares issued to this employee are restricted under Rule 144 of the Securities and Exchange Commission rules and that there is a limited market for the sale of the Company’s common stock, the Company valued the shares issued at $27,558 and accrued the employer portion of payroll taxes due on that amount for $2,108 as of July 31, 2012.

Common Stock Issued for Loan

On February 1, 2012, the Company issued 600,000 shares of common stock at $0.005 per share as partial consideration for a $30,000 loan.

11.	Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Subsequent Events

The Company received an additional $100,000 from Mr. Newhuis on August 13, 2012 and August 30, 2012, respectively, pursuant to his May 2012 subscription arrangement and issued a total of two hundred (200) million shares of common stock at $0.001 per share.

On September 4, 2012, the Company received an additional $30,000 from a major stockholder pursuant to a May 21, 2012 Subscription Agreement to purchase a total of two hundred (200) million shares of common stock at $0.001 per share.

In connection with the above $230,000 in common stock purchases during August and September, 2012, the Company paid a five percent (5%) transaction fee to Jeffrey Nunez in the form of 3,548,716 shares of common stock valued at $11,500, at prices ranging from $0.0031 to $0.0033 per share

On September 4, 2012, Asher Enterprises, Inc. converted $15,000 of their remaining Series 1 Note into ten (10) million shares of common stock at $0.0015 per share.

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

Results of Operations

References to fiscal 2012 and fiscal 2011 are for the nine month period ended July 31, 2012 and 2011, respectively.

The Company had no sales revenue during the nine months ended July 31, 2012 or 2011. However, the Company has purchased tooling for the initial production of its MIT 1000 rapid microbial detection systems.

Research and development expenses for the three and nine month periods ended July 31, 2012 increased by $57,053 and $20,991, respectively, compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase mainly reflects additional expenditures for materials and supplies and increased temporary labor expenses.

Sales, general and administrative expenses increased by $40,950 and $60,574 for the three and nine months ended July 31, 2012, respectively, compared to the prior year periods. The increase relates to the reclassification of certain operating expenses, i.e., legal, accounting and shareholder relations to administrative accounts. The increase, however, was offset by a decrease in consulting fees during the current fiscal year.

The Company realized negligible interest income during the nine months ended July 31, 2012 as all available capital was utilized to sustain operations. Interest expense for the nine month periods ended July 31, 2012 increased by $96,434 compared to the prior period and primarily reflects the costs of borrowing during the prior fiscal period and the first six months of the current fiscal year. For the three months ended July 31, 2012, interest expense decreased by $35,758 reflecting a reduction in borrowing compared to the same period in fiscal 2011.

The Company recognized $10,755 and $55,195 in non-cash gain for the three and nine months ended July 31, 2012, related to certain convertible notes with beneficial conversion features (the Series 1 Notes).

Components of other income and expense reflect a gain of $226,952 and $243,271 for the three and nine months ended July 31, 2012, respectively, on debt settlements and writing off old debt.

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

Through September 2010 and October 2011, the Company issued seventeen (17) puts under the investment agreement with Dutchess and sold 20,136,570 shares of common stock to Dutchess at prices ranging from $0.004 to $0.0225 per share for net proceeds of $114,497. During the nine months ended July 31, 2012, the Company issued seven (7) puts with Dutchess and sold an additional 30,830,204 shares of common stock at prices ranging from $0.003 to $0.0056 per share for net proceeds of $99,739.

Liquidity and Capital Resources

At July 31, 2012, the Company had working capital deficit of $668,067. This represents a working capital increase of $1,707,494 compared to that reported at October 31, 2011. The increase primarily reflects the conversions to common stock conducted in the current fiscal year for notes payable and accounts payable to trade vendors as well as officers and directors of the Company.

Our only source of cash during the nine months ended July 31, 2012 has been from the sale of common stock and convertible loans totaling $873,813 and $135,000, respectively. Management estimates that it utilized $72,100 per month in working capital on operations for the nine months ended July 31, 2012, compared to the approximate $40,600 per month expended during the nine month period ended July 31, 2011.

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

During the nine months ended July 31, 2012, the Company sold $851,399 in common stock, net of fees and expenses, and received $70,000 from Asher Enterprises, net of fees, and $60,000 in loans which are convertible into common stock. The Company repaid $60,000 of such loans in May 2012 and July 2012.

In May 2012, the Company entered into subscription agreements with two separate investors to purchase a total of $800,000 and $200,000 in common stock, respectively, over a six-month period. As of July 31, 2012, the Company had received $600,000 of the subscription proceeds. The former investor, Mr. Gregg Newhuis, was nominated to the Board of Directors and accepted the seat on May 7, 2012.

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner in April 2012. The first of twenty Systems were received in July.

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

Between November 1, 2011 and July 31, 2012, the Company issued a total of 250,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement. The shares were issued at prices ranging from $0.0035 to $0.0065 per share, for an aggregate compensation expense of $1,279 as of the nine months ended July 31, 2012.

Between November 10, 2011 and July 31, 2012, the Company issued a total of 349,854,640 shares of common stock upon the conversion of $698,000 in principal and $126,282 in penalties and interest on notes and convertible notes at prices ranging from $0.0011 to $0.007 per share.

The Company sold 30,830,204 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during the nine months ended July 31, 2012 for proceeds of $99,739, net of $22,414 in transfer fees, at prices ranging from $0.003 to $0.0056 per share.

The Company sold an additional 71,619,193 shares of common stock in private placement transactions with an unaffiliated stockholder for proceeds of $151,661 at prices ranging from $0.015 to $0.003 per share. The Company issued the purchaser a three-year option to purchase 40 million shares of common stock at graduated exercise prices.

During the nine months ended July 31, 2012, the Company issued 18,450,000 shares of common stock in payment for legal and consulting services valued at $69,500.

On February 1, 2012, the Company issued 600,000 shares of common stock as partial consideration for a $30,000 loan. The fair market value of the shares was determined to be $3,288.

On February 13, 2012, the Company issued 50 million shares of common stock to former Chief Executive Officer, Michael Brennan, in payment for $100,000 in accrued consulting fees.

On February 24, 2012, the Company issued 50 million shares of common stock to Chief Financial Officer, Victor Hollander, in payment for $100,000 in accrued consulting fees. On April 30, 2012, Mr. Hollander converted $350,000 in accrued debt, consisting of principal loans, interest, consulting fees and expenses, into 100 million shares of common stock at $0.0035 per share.

On April 1, 2012, the Company issued 20 million shares of common stock to Jeffrey Nunez, Chief Executive Officer, for consulting services rendered. The fair market value of the shares was determined to be $78,300.

On May 1, 2012, the Company issued 66,601,832 shares of common stock to Anthony M. Frank, a major stockholder, upon conversion of $189,000 in principal notes and $44,106 in accrued interest at a price of $0.0035 per share.

Between May 9 and July 31, 2012, the Company issued a total of 500 million shares of common stock to Gregg Newhuis, a Director of the Company, for proceeds of $500,000, or $0.001 per share.

The Company issued an additional 100 million shares of common stock for $0.001 per share to a major stockholder during May and June 2012 for proceeds of $100,000.

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

(b) Reports on Form 8-K.

On December 5, 2011, the Company filed Form 8-K to report that on November 30, 2011, at the annual meeting of stockholders, the stockholders of Micro Imaging Technology, Inc. (“Company”) approved a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares from 500,000,000 to 2,500,000,000. The Form 8-K also reported that at the Annual Meeting, the Company’s stockholders voted to re-elect Michael W. Brennan and Victor A. Hollander as Directors to hold office until the 2012 Annual Meeting of Stockholders of the Company and until their respective successors have been elected and qualified.

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

Dated: September 13, 2012	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)

