Form 10-K
period 2012-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2013-01-29
CIK 808015

ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D)

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-16416
October 31, 2012

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

The registrant had no sales revenues for the twelve months ended October 31, 2012.

As of January 24, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,912,363, based on a closing price for the common stock of $0.0025 on the OTC Bulletin Board on such date.

At January 24, 2013, 2,360,501,005 shares of the Registrant’s stock were outstanding.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into Which Incorporated
None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

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

2

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

In October 2005, in order to generate working capital to support the research and development efforts of our MIT subsidiary, we sold our 30,000 square foot building and the assets of our Nevada subsidiary, Electropure EDI, Inc. At that time, the Company changed its corporate identity to Micro Imaging Technology, Inc. The Company is also registered to do business under the trade name Micro Identification Technologies.

DEVELOPMENT OF OUR BUSINESS

MICRO IMAGING TECHNOLOGY

The acquisition of the MIT patent and intellectual property rights in 1997 provides the basis for our development of near “real-time” fluid monitoring systems for water monitoring as well as food processing and clinical applications. The technology transferred under the October 25, 1997 agreement with Wyatt Technology Corporation had, at inception, two main areas for exploitation:

●	Detection and early warning of dangerous particulate materials such as parasites and other organisms, i.e., bacteria, spores, etc. If the initial efforts were successful, future efforts were to be directed to include detection and early warning of asbestos fibers and similar materials that pose a health hazard to the consumer.

●	Detection and early warning of dangerous soluble substances such as mutagens, carcinogens and metabolic poisons.

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

Our initial proof-of-principal testing in 1998 demonstrated the ability, in a laboratory setting, to detect and monitor parasites, primarily Cryptosporidium and Giardia1 in drinking water.

Potential customers for a water monitoring system would include local water utilities, both private and municipal; state water utilities and water quality and health agencies; federal government agencies such as EPA, DoD, DoE, CDC; wastewater treatment plants; ground water and well users; and potentially, as the cost of the sensors and system decreases, homeowners.

However, we believe development of an MIT System for food processing and clinical laboratory applications will be achieved more rapidly because it will not require the specialized instrumentation necessary for water monitoring. Consequently, we have focused our research efforts to address these areas, each of which we believe may achieve cost and efficiency benefits similar to the proposed water monitoring device. In addition to Cryptosporidium and Giardia protozoas, this technology has also demonstrated in proof-of-principal testing, identification of the bacteria E. coli, Listeria monocytogenes, Listeria typhi Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus and Streptococcus pneumoniae. The Company intends to add to the System the ability to identify additional pathogens including, but not limited to, Klebsiella, Proteus, Shigella.

In February 2006, the Company contracted with North American Science Associates, Inc. (“NAMSA”), a highly regarded international testing and verification laboratory, to design and perform a verification test that compares the speed, accuracy and efficiency of MIT’s rapid microbe identification system with conventional processes. The comparative tests were a double-blind experiment, meaning that the independent NAMSA laboratory technicians, using the MIT System and a well-recognized alternative, were not aware of the tested microbes’ identification. NAMSA chose the industry standard Sherlock Microbial Gas Chromatographic Identification System (“MIDI”) to verify the accuracy of MIT’s diagnostic capabilities.

The MIT system scored 98 percent correct identifications in fifty tests, with each test consuming only several minutes for sample preparation and an average three minutes for testing. The MIDI system accuracy was 80 percent and failed to identify, with several attempts, one very common and dangerous bacterium, E. coli 0157:H7. NAMSA then employed a conventional biological testing method which finally matched the unidentified bacterium with MIT’s identification. The MIDI system took hours per test and the biological testing method required days. We believe that the NAMSA tests verified the accuracy, speed and efficiency of the MIT System over conventionally accepted processes.

In June 2009, the Company received Association of Advanced Communities (AOAC) Research Institute (AOAC RI) Performance Test Methodtm (PTM) certification for the MIT 1000 System’s identification of Listeria species (PTM Certificate Number 060901). Listeria are known to be the bacteria responsible for listeriosis, a rare but lethal food-borne infection that has a devastating case fatality rate of 25% (Salmonella, in comparison, has a less than 1% mortality rate). They are incredibly hardy and able to grow in temperatures ranging from 4°C (39°F), the temperature of a refrigerator, to 37°C (99°F), the body’s internal temperature. Furthermore, listeriosis’ deadliness can be partially attributed to the infection’s ability to spread to the nervous system and cause meningitis. This Certification enables the Company to aggressively begin marketing its System into the targeted food safety markets.

In April 2012, the Company submitted applications to the AOAC RI for Performance Test Method Certification for the MIT 1000 System’s for accurate bacterial identifications of the pathogens E. coli and Salmonella. When certified for the two additional pathogenic bacteria identification processes, the Company’s System will have the proven capability of identifying over 90 percent of all bacteria-causing, food-related illnesses. Additional microbes will be certified as required by the market.

The food processing and clinical applications for our MIT System for rapid identification of microbes will in some cases undergo stringent and lengthy regulatory approval processes in the United States, including clinical trials. To gain beta-site testing data, in June 2007 we sold and installed two MIT systems in an instrumentation distribution company and a food research laboratory in Japan through Yotsubishi Corporation, a subsidiary of Sibata Scientific Technology. We believe that the operating results from these installations has aided in further commercializing the MIT System for clinical and food processing applications. In October 2009, we sold an MIT system to a newly appointed Malaysian distributor which sells, markets and distributes research and scientific products for the countries in the Association of Southeast Asian Nations (ASEAN). No assurances can be given, however, as to when or if additional Systems may be sold through this or any other distributor.

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

With regard to the MIT System, there are established methods of testing currently employed by both public and private agencies. However, these methods are labor intensive, expensive and time consuming, and do not provide the rapid capabilities which our product offers. We believe that the MIT System is the only microbe identification system that is not biologically based – that is, does not rely on biological agents or reagents.

The Markets for Microbe Identification

The number of applications for our laser-based rapid microbe detection system is large, including food inspection, clinical applications and water testing. However, we have elected in the near term to focus on food inspection:

The Food and Drug Administration currently requires elaborate laboratory procedures taking up to 64 hours to identify E. coli, Salmonella or Listeria. According to industry analysts at Strategic Consultants, Inc (Scarborough, ME.) there were over 144 million microbiology tests performed in almost 6,000 plants. The analysts further report that food manufacturers and processors anticipate a continued increase in testing as regulatory agencies require more surveillance and monitoring programs. The MIT system identifies bacteria, after culturing, in less than 5 minutes, thus minimizing the testing and reporting time which minimizes health risks, product recall dangers and expenses to the producer.

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

Patents

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology. Due to a clerical oversight, the patent expired in October 2011 for failure to pay the required maintenance fee. Payment was submitted in October 2012 and the patent was reinstated in January 2013. We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003 which, likewise, expired in July 2010. Company has paid the delinquent fee and applied to reinstate such patent and is currently awaiting approval from the U.S. Patent Office.

On May 8, 2012, Alpine MIT Partners, LLC filed a lien against the Company’s patents under the California Uniform Commercial Code. See also “Item 3. Legal Proceedings.”

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

“Micro Imaging Technology” and “Micro Identification Technologies” are registered trademarks of the Company.

Research and Development

During fiscal 2012, we expended $489,044 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2011, we spent $460,275 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Personnel

As of October 31, 2012, we employed 7 full-time employees or consultants, of whom three were engaged in administrative, marketing, accounting and clerical functions and four were engaged in research and development of the Company’s MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2013. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2012, we have accumulated a loss of $45,411,481 and a net stockholders’ deficit of $477,731. The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2012 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

We have limited patent protection

Should the Company’s effort to reinstate its expired patent be successful, we would own two U.S. patents on our MIT technology. (See also “Development of our Business – Patents” above.) We may not be able to afford the expenses required to enforce any patent we may now or in the future own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on trade secrets and know-how as regards the MIT technology that is not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

●	these agreements will not be breached,
●	we would have adequate remedies for any breach, or
●	our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month. On April 1, 2008, our lease payment increased to and remains at $3,895.00 per month through our lease extension date of March 31, 2013.

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of back rent. On February 13, 2012, the Company paid all past due rent, totaling $27,265 through February 2012, and $8,858 in interest, fees and penalties. The Company remains at its San Clemente, California facility and has signed an extension of the lease through March 2013.

Management believes that our present facilities in San Clemente, California, provided we are able to negotiate with the landlord to remain, will be adequate for all of our current operations, and those contemplated for the foreseeable future. Our property is covered by insurance at this time.

Item 3.	Legal Proceedings

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

On January 10, 2013, the Company learned that Plaintiffs had filed a lien against the Company’s patents on May 8, 2012 with the California Secretary of State under the Uniform Commercial Code. The Company is considering taking action to vacate the lien as well as other legal remedies against the Plaintiffs that may be available to the Company in California.

A hearing on the Company’s motion to change the venue of this matter from Texas to California is scheduled for February 2013. The Company intends to vigorously defend against this lawsuit and believes that it will prevail if this matter should go to trial.

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

Mr. Brennan resigned from the Board and as Chief Executive Officer in April 2012. Mr. Jeffrey G. Nunez was nominated to the Board on April 20, 2012 and named President and Chief Executive Officer of the Company.

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

		Common Stock Bid Prices
		High	Low
Fiscal 2011	First Quarter	0.01	0.0045
	Second Quarter	0.008	0.003
	Third Quarter	0.005	0.0011
	Fourth Quarter	0.0139	0.0015
Fiscal 2012	First Quarter	0.0093	0.0042
	Second Quarter	0.0055	0.002
	Third Quarter	0.005	0.0014
	Fourth Quarter	0.0036	0.0023
Fiscal 2013	First Quarter (through January 24, 2013)	0.0039	0.0022

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2012, the Company had approximately 350 holders of record of its common stock.

Between November 1, 2011 and March 31, 2012, the Company issued a total of 250,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement. The shares were issued at prices ranging from $0.0035 to $0.0065 per share, for an aggregate compensation expense of $1,279 during fiscal 2012.

Between November 10, 2011 and September 14, 2012, the Company issued a total of 374,321,307 shares of common stock upon the conversion of $710,500 in principal and $127,982 in penalties and interest on notes and convertible notes at prices ranging from $0.0011 to $0.0035 per share.

The Company sold 30,830,204 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during fiscal 2012 for proceeds of $99,739, net of $22,414 in transfer fees, at prices ranging from $0.003 to $0.0056 per share.

The Company sold an additional 71,619,193 shares of common stock in private placement transactions with a major stockholder for proceeds of $151,661 at prices ranging from $0.015 to $0.003 per share. The Company issued the purchaser a three-year option to purchase 40 million shares of common stock at graduated exercise prices. The same major shareholder purchased an additional 200 million shares of common stock for $0.001 per share to a major stockholder between May and September 2012 for proceeds of $200,000. He also received a one-year option to purchase up to 33,333,333 shares of common stock at $0.003 per share.

During fiscal, 2012, the Company issued 22,021,429 shares of common stock in payment for legal and consulting services valued at $94,500.

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

Between May 9 and September 28, 2012, the Company issued a total of 800 million shares of common stock to Gregg Newhuis, a Director of the Company, for proceeds of $800,000, or $0.001 per share. See also Item 13 – “Subsequent Events” – in the accompanying Notes to Consolidated Financial Statements. In September 2012, Mr. Newhuis also received a one-year option to purchase up to 400 million shares of common stock at $0.003 per share. The option was subsequently cancelled in October 2012.

On July 31, 2012, the Company issued 52,490,774 shares of common stock to an employee in lieu of accrued payroll and vacation totaling $183,718 at a conversion price of $0.0035 per share. Due to certain considerations, including but not limited to the fact that the shares issued to this employee are restricted under Rule 144 of the Securities and Exchange Commission rules and that there is a limited market for the sale of the Company’s common stock, the Company valued the shares issued at $27,558 and accrued the employer portion of payroll taxes due on that amount for $2,108.

Between April 20 and September 28, 2012, the Company issued 17,756,101 shares of common stock to Jeffrey Nunez as a commission pursuant to the terms of his April 2012 consulting agreement. The shares were issued at prices ranging from $0.0024 to $0.0038 per shares for an aggregate value of $53,000.

On October 31, 2012, Mr. Hollander converted $36,627 in accrued fees and expenses into 12,208,997 shares of common stock at $0.003 per share.

All of these securities issuances were in private direct transactions exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2012 with respect to shares of our common stock that may be issued under equity compensation plans. See also Item 11 - “Executive Compensation-Equity Compensation Plans”.

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of Securities Remaining available for future issuance
2008 Employee Incentive Stock Program	2,634,472	$ 0.16	365,528
2012 Employee Benefit Plan	14,250,000	$ 0.004	45,750,000

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

Fiscal Years Ended October 31, 2012 and 2011

We posted our first sale since fiscal 2007 of an MIT system in October 2009, for gross proceeds of $18,000. No product sales occurred during fiscal 2012 and 2011. Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2012 increased by $28,769 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase primarily reflects $35,562 in additional expenditures for materials and supplies; a $60,984 increase in temporary labor expense for lab technicians; additional expense of $21,432 for depreciation of fixed assets and $14,151 for office expenses. These increases were offset by a $114,726 decrease in consulting expenses in fiscal 2012.

Sales, general and administrative expenses increased by $97,916 for the fiscal year ended October 31, 2012 compared to the prior year period. The increase relates to $72,247 for travel, meals and entertainment; $44,343 for salaries in the current fiscal year; rent for the Company’s Chief Financial Officer from November 2011 through June 2012 in the sum of $10,400; a $12,443 increase in shareholder relations expenses, increases of $12,923 and $25,357 for legal fees and advertising costs, respectively, and $8,246 in bank and financing fees. These increases were offset by a $76,742 decrease in consulting expenses during the current fiscal year.

Interest income is generated from short-term investments and showed no significant change in fiscal 2012.

Interest expense for the fiscal year ended October 31, 2012 decreased by $148,537 compared to the prior fiscal year and primarily reflects the costs of borrowing during the prior fiscal period and the first six months of fiscal 2012.

The Company recognized $56,747 in non-cash gain related to certain convertible notes with beneficial conversion features. This loss is a result of the Company’s accounting for these beneficial conversion features as derivative instruments (Series 1 Notes).

Components of other income, other than interest, increased by $259,987 for the fiscal year ended October 31, 2012 compared to the prior year resulting from debt settlements and writing off accrued interest on notes payable and writing off a number of long-standing accounts payable which the Company contests and for which no demand has been made in over four years.

We recorded the minimum state income tax provision in fiscal 2012 and 2011 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2012, we had working capital deficit of $528,666. This represents a working capital increase of $1,846,895 compared to that reported at October 31, 2011. The increase primarily reflects the conversions to common stock conducted in the current fiscal year for notes payable and accounts payable to trade vendors as well as officers and directors of the Company.

We sold no products in fiscal 2012. Our primary source of cash during the fiscal year ended October 31, 2012 has been from the sale of equity and various loans totaling $1,273,814 and $155,000, respectively. During fiscal 2012, we borrowed $30,000 from Gregg Newhuis, who became a Director of the Company in May 2012, $20,000 from the Company’s Corporate Secretary, and an additional $30,000 from an unaffiliated stockholder. During fiscal 2012, we sold 30,830,204 shares of common stock to Dutchess Capital for net proceeds of $99,739. In addition, we issued convertible debentures to Asher Enterprises, Inc. and others for proceeds totaling $70,000, net of $5,000 in legal fees. Because the Company had limited ability to obtain working capital, the terms under which we sold shares to Dutchess Capital and/or borrowed funds from Asher Enterprises and others were more costly than if the Company were in a stronger financial position.

Management estimates that it required working capital approximating $82,000 per month to maintain operations during fiscal 2012, compared to the approximate $37,800 per month expended during fiscal 2011.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2012 which raises substantial doubt about our ability to continue as a going concern.

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

Through September 2010 and October 2011, the Company issued seventeen (17) puts under the investment agreement with Dutchess and sold 20,136,570 shares of common stock to Dutchess at prices ranging from $0.004 to $0.0225 per share for net proceeds of $114,497. During fiscal 2012, the Company issued seven (7) puts with Dutchess and sold an additional 30,830,204 shares of common stock at prices ranging from $0.003 to $0.0056 per share for net proceeds of $99,739.

During fiscal 2012, the Company issued $75,000 in convertible debentures to Asher Enterprises, Inc. which were convertible into shares of common stock, at the discretion of the holder, commencing 180 days following the date of the Note. The loans carried anti-dilution provisions and bore interest at 8% per annum. They were convertible at discounts ranging from 49% to 55% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to conversion. Asher converted all outstanding convertible debentures as of September 14, 2012.

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

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through March 2013. However, no assurances can be given that we will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7.	Financial Statements and Supplementary Data

The information required by Item 7 is included on pages F-1 to F-24.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2012.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeffrey G. Nunez	53	Director (Chairman) and Chief Executive Officer
Victor A. Hollander	80	Director and Chief Financial Officer
Gregg J. Newhuis	53	Director
Catherine Patterson	60	Corporate Secretary

The Company does not currently have an Audit Committee and as of October 31, 2012, there are currently two vacancies on the Board of Directors.

Jeffrey G. Nunez, 53, was named to the Board of Directors and appointed Chief Executive Officer on April 20, 2012. Mr. Nunez has provided investment and public relations consulting services to the Company since October 2006 and has assisted the Company in negotiating and concluding numerous financing arrangements during his consultancy. Previously, Mr. Nunez served as Chairman of Lexicon, and led its Advisory Services division. His early work with Government Securities, Corporate Bonds and Municipal Bonds led him to Shearson Lehman Brothers as Vice President of Investments and then Prudential Securities Inc. as Senior Vice President of Investments. His career is benchmarked by high production levels (consistently ranked in the national top ten percent).

In 1997, Mr. Nunez was recruited to join Fordham Financial Management Inc. and accepted the position of Senior Vice President of Investment to lead their Wall Street Broker – Dealer operations. In late 1999, he opened his own office of Supervisory Jurisdiction (OSJ) on the 85th Floor of the World Trade Center, Tower One. That OSJ under Providential Securities, Inc. grew from core staff into 20 Brokers with complete support office staff, by late 2000. Then, the Office of Supervisory Jurisdiction Providential Securities, Inc. through market events, transitioned into the Chicago Investment Group, Inc. Jeff was appointed President of this consolidated group (OSJ) and Senior Vice president of Investments. In these positions, he filled a number of different roles and responsibilities from investment banking, mergers and acquisitions, to securities trading.

Mr. Nunez then began Consultation for public companies, and companies about to go public through Broad Street Capital Inc. a consulting company through which he formerly operated his offices of Supervisory Jurisdiction for Chicago Investment Group and Providential Securities. While serving as Chairman of Lexicon United, Inc. on February 27, 2006, Lexicon acquired ATN Capital Inc. a Brazilian Limited Company engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil. On July 27, 2007, Lexicon became a public company. Mr. Nunez served as Vice-President and Secretary of and maintained a directorial position with Lexicon until March 2011, and remained as a consultant to the company until March 2012.

Mr. Nunez formed Media 3 Communications in January of 2011, and remains the sole owner of this telecommunications company, which owns a California State video franchise.

Victor A. Hollander, 80, was named to the Board of Directors on August 2, 2006 and as Chief Financial Officer on November 1, 2008. Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander has been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services. Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. Mr. Hollander specializes in securities, mergers and acquisitions.

Gregg J. Newhuis, 53, joined the Board of Directors of Micro Imaging Technology, Inc. on May 7, 2012. Mr. Newhuis brings over thirty years of equipment leasing, asset-based financing as well as commercial and retail banking experience to the Board. A 1981 graduate of Eastern Illinois University, he earned a Bachelor of Science degree with a major in Finance and minor in Economics. Mr. Newhuis started his finance career in 1981 with Walter E. Heller & Co., working in the Municipal Finance and the Commercial Industries divisions. In 1987, he accepted a position with Phoenixcor Financial, a New York-based finance company, to open and manage an office for them in Hinsdale, IL. In 1991, Mr. Newhuis accepted an offer from Toshiba Machine Co., America (a seller of plastic injection molding machines, machine tools, aluminum die cast machines and robotic equipment) to start and run an in-house private label finance company. He currently continues to operate in this capacity.

Mr. Newhuis’ banking experience dates back to 2001 when he was part of a group of eleven individuals that originated Advantage National Bank and Trust Company, N.A., a de novo bank located in Elk Grove Village, Il. In 2003, they successfully sold the bank to Wintrust Financial Corporation (Nasdaq:WTFC). Mr. Newhuis continues to serve on the Board of Directors of the surviving bank (Schaumburg Bank & Trust Company, N.A.) and, more specifically, on its Credit and Risk Committees.

Catherine Patterson, 60, originally became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. She served as Chief Financial Officer from June 1990 through October 1998. Ms. Patterson took a two-year sabbatical and returned to the Company in April 2012. She currently serves as Corporate Secretary and Chief Accounting Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America.

Directors serve until the next Annual Meeting of Stockholders when their successors are elected and qualified. Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 58, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2012:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Jeffrey G. Nunez	Form 3 – Initial Statement of Beneficial Ownership	1
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	2
Gregg J. Newhuis	Form 3 – Initial Statement of Beneficial Ownership	1
	Form 4 – Statement of Changes in Beneficial Ownership	5

Item 11.	Executive Compensation

The members of the Board of Directors oversee compensation and benefits, i.e., option and warrant grants, to employees and service providers.

Michael Brennan, who joined the Company in August 2006 as Chief Executive Officer and resigned from the Company in April 2012, was being compensated at the rate provided in his employment arrangement described below under “Employment Agreements.”

Jeffrey G. Nunez was appointed Chief Executive Officer on April 20, 2012 and received $8,000 per month in compensation through August 2012. His compensation increased to $12,000 per month effective October 1, 2012.

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2012, 2011, and 2010 to the officers of the Company.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Michael Brennan CEO (4)	2012	78,161	-	1,279	-	-	-	-	79,440
	2011	180,000	-	41,385	29	-	-	-	221,414
	2010	180,000	-	294,325	1,713	-	-	-	478,038
Jeffrey G. Nunez CEO (5)	2012	60,000	20,000	78,300	-	-	-	65,950	224,250
Victor Hollander CFO (6)	2012	90,000	-	-	-	-	-	-	90,000
	2011	120,000	-	18,000	-	-	-	-	138,000
	2010	120,000	-	260,000	-	-	-	-	380,000
Catherine Patterson Secretary (7)	2012	40,950	-	-	-	-	-	-	40,950

(1)	The Company determines the fair market value of stock awards issued as the closing bid price of the Company’s common stock as of the trading date immediately prior to the award. Commencing October 1, 2009, the Company modified its calculation of fair market value to the average closing bid of the Common Stock for the twenty (20) trading days preceding the date of the award.

(2)	The values of the option awards granted were estimated using the Black-Scholes Option Pricing Model.

(3)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $10,000. The Company has provided no officer with any personal benefits, including, but not limited to, allowances for vacations, automobiles, or health insurance.

(4)	Mr. Brennan was named Chief Executive Officer on August 2, 2006. Until he resigned on April 13, 2012, he received cash compensation of $15,000 and 50,000 shares of common stock per month as his base salary. Between September 1, 2007 and December 31, 2007, also as part of his base salary, Mr. Brennan received 50,000 shares of common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. Mr. Brennan’s employment arrangement also provided that he receive an annual award of 100,000 two-year options in August of each year to purchase common stock at an exercise price of $0.30 per share. No such options were issued in fiscal 2012.

(A)	During fiscal 2010, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 600,000 shares of common stock at prices ranging from $0.016 to $0.046 per share for an aggregate value of $21,325; and options to purchase 100,000 shares of common stock valued at $1,713.

As consideration for additional services rendered during fiscal 2010, Mr. Brennan also received 11,000,000 shares of common stock at prices ranging from $0.013 to $0.039 per share, valued at $273,000.

(B)	During fiscal 2011, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 600,000 shares of common stock at prices ranging from $0.004 to $0.01 per share for an aggregate value of $5,385; and options to purchase 100,000 shares of common stock valued at $29.

As consideration for additional services rendered during fiscal 2011, Mr. Brennan also received 6,000,000 shares of common stock at $0.006 per share, for a total value of $36,000.

(C)	Between November 1, 2011 and April 13, 2012, the date of Mr. Brennan’s resignation from the Company, he received $78,161 in compensation and 250,000 shares of common stock at prices ranging from $0.0036 to $0.0065 per share for an aggregate value of $1,279.

(5)	Mr. Nunez was appointed Chief Executive Officer effective April 1, 2012.

(A)	Mr. Nunez received compensation at the rate of $8,000 per month from April through September 2012. His compensation increased to $12,000 per month commencing October 1, 2012. Pursuant to his April 1, 2012 consulting arrangement, he received a signing bonus of $20,000 and 20 million shares of common stock in April 2012. Mr. Nunez also received reimbursement for a total of $12,950 in expenses associated with his relocation from Austin, Texas to California in September 2012. As of October 31, 2012, Mr. Nunez had received $13,269 in excess of fees and expenses due him. Such amount was recorded as a receivable by the Company at October 31, 2012.

(B)	Per the April 1, 2012 Consulting Agreement with Mr. Nunez, the Company agreed to pay Mr. Nunez a 5% “Transaction Fee” on all proceeds received by the Company. The fee is payable in common stock valued as the average closing price of the common stock for the five (5) trading days prior to the transaction. As of October 31, 2012, the Company had issued Mr. Nunez 17,756,101 shares of common stock, valued at $53,000, pursuant to this arrangement.

(6)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He received an accrued salary of $10,000 per month from November 2011 through April 2012. Commencing May 1, 2012, Mr. Hollander’s salary accrues at the rate of $5,000 per month.

(A)	During fiscal 2009, Mr. Hollander received accrued compensation of $120,000. For additional services rendered, Mr. Hollander also received 4 million shares of common stock at prices ranging from $0.015 to $0.154 per share, for an aggregate value of $200,625.

(B)	During fiscal 2010, Mr. Hollander received accrued compensation of $120,000. For additional services rendered during fiscal 2010, Mr. Hollander also received 10 million shares of common stock at prices ranging from $0.013 to $0.039 per share, for an aggregate value of $260,000.

(C)	During fiscal 2011, Mr. Hollander received accrued compensation of $120,000. For additional services rendered during fiscal 2011, Mr. Hollander also received 3 million shares of common stock at $0.006 per share, valued at $18,000.

(7)	Ms. Patterson is compensated at the rate of $7,300 per month.

Compensation Committee Interlocks and Insider Participation

Compensation of executive officers is determined by the Board of Directors.

Michael W. Brennan – resigned from the Company effective April 13, 2012

On August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan when he became the Chief Executive Officer of the Company. Mr. Brennan resigned from his positions on the Company’s Board of Directors and as Chief Executive Officer in April 2012. The resignation of Mr. Brennan was not the result of any disagreements with the Company. As Chief Executive Officer, his compensation arrangement provided for the following:

●	Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years. The annual valuation of this compensation is $60,000 in cash and 600,000 restricted common shares. Between September 1, 2007 and December 31, 2007, Mr. Brennan also received 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. Commencing November 1, 2008, Mr. Brennan’s salary increased to $15,000 per month through his resignation date.

●	For each year of service, Mr. Brennan was granted two-year warrants to purchase 100,000 shares of restricted common stock at an exercise price of $0.30 per share. Such warrants vest in their entirety at the conclusion of each year of service.

Jeffrey G. Nunez

On April 1, 2012, the Company entered into a one-year Consulting Agreement with Mr. Nunez which provided for the following consideration:

●	Compensation of $8,000 per month during the term of the agreement.

●	A retainer fee in the amount of $20,000 and 20 million shares of the Company’s common stock valued at $78,300.

●	A 5% “transaction fee” on all proceeds received by the Company during the term of the agreement, payable in common stock of the Company.

On April 20, 2012, Mr. Nunez was appointed to the Board of Directors and named President and Chief Executive Officer. The Board of Directors increased his monthly compensation to $12,000 effective October 1, 2012.

Compensation of Directors

In October 2006, the Board of Directors authorized that only non-employee (outside) Board members be compensated as indicated below. No outside Board members received compensation for their service during fiscal 2012.

●	that all outside members of the Board of Directors receive an option to purchase 100,000 shares of the Company’s common stock on the annual anniversary date of their service to the Board.

●	that each outside Board member shall be paid $1,000 for attendance to each Board of Directors meeting and $500 for participating in telephonic Board Meetings.

Equity Compensation Plans

2008 Employee Incentive Stock Program

In May 2008, the Company adopted the 2008 Employee Incentive Stock Program, authorizing the Company to grant up to 3 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants, or advisors to the Company. Eligibility is determined by the Board of Directors. On May 1, 2008, the Board authorized the issuance of a total of 584,472 shares of common stock under the Plan to various individuals, including officers and directors, in exchange for the cancellation of loans and interest as well as fees and expenses due them from the Company. On June 12, 2009, the Board granted a consultant to the Company 2 million shares of common stock for consulting services. In November 2009, 50,000 shares were issued to the Company’s legal counsel in partial payment for services rendered. As of October 31, 2012, there were 365,528 shares or options available for issuance remaining under the 2008 Employee Incentive Stock Program which plan expires on May 1, 2013.

2011 Employee Benefit Plan

Effective February 5, 2011, the Board of Directors authorized the formation of the 2011 Employee Benefit Plan under which up to 15 million shares of common stock or options to purchase common stock were issuable to eligible employees, directors, officers, consultants, or advisors to the Company. Eligibility is determined by the Board of Directors. During fiscal 2011, all of the 15 million authorized shares were issued to various consultants for services rendered.

2012 Employee Benefit Plan

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to 60 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. On April 30, 2012, the Company issued 14,250,000 shares of common stock under the Plan to a consultant for services rendered. The value of the shares was $57,000, or $0.004 per share. The 2012 Employee Benefit Plan expires on February 13, 2017. See also Note 13 – “Subsequent Events” in the accompanying Notes to the Consolidated Financial Statements.

Other Options

In August 2011, the Company issued options to purchase 100,000 shares of common stock to Chief Executive Officer and Director, Michael Brennan, in connection with this annual compensation arrangement. The options are exercisable for two (2) years at an exercise price of $0.30 per share. Mr. Brennan resigned as Director and Chief Executive Officer of the Company in April 2012.

See PART II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers and directors at October 31, 2012:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Michael W. Brennan	100,000	—	$0.30	08/03/13	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of January 24, 2013 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	124,637,418	5.1%	—	—	5.1%
Victor A. Hollander 970 Calle Amanecer, Suite F San Clemente, CA 92673	187,912,100	7.7%	—	—	7.7%
Gregg J. Newhuis 970 Calle Amanecer, Suite F San Clemente, CA 92673	925,500,500	38.0%	—	—	37.9%
Jeffrey G. Nunez 970 Calle Amanecer, Suite F San Clemente, CA 92673	39,309,454	1.6%	—	—	1.6%
Catherine A. Patterson 970 Calle Amanecer, Suite F San Clemente, CA 92673	1,050,679	*	2,163	*	*
Robert A. Pett 970 Calle Amanecer, Suite F San Clemente, CA 92673	371,483,375	15.2%	4,500	*	15.2%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	86,483	*	931,629	35.8%	*
All officers and directors as a group (4 persons)	1,153,772,733	47.4%	2,163	*	47.3%

*	Less than 1%

**	Includes address of five percent or more stockholders of any class.

(1)	Includes 83,983 shares of common stock issued upon conversion of Class B common stock held by founder, Harry M. O’Hare, who passed away in November 2006. Pursuant to the restrictions imposed on the Class B common stock by the California Corporation Commission prior to the Company’s initial public offering in 1987, upon the death of Mr. O’Hare, the Class B common stock automatically converts into share of common stock on a share-for-share basis.

(2)	Includes currently exercisable warrants or options to purchase an aggregate of 1,000,000 shares of the Company’s common stock held by the officers and directors referred to in the above table.

(3)	The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $0.01 per share as of the fiscal year ended October 31, 1999. See Part II - Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

(4)	Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share.

(5)	Mr. O’Hare, the Company’s founder, passed away on or about November 13, 2006.

Item 13.	Certain Relationships and Related Transactions.

Mr. Michael W. Brennan

Mr. Brennan resigned from the Company’s Board of Directors and as Chief Executive Officer on April 13, 2012. His resignation was not the result of any disagreements with the Company.

On February 13, 2012, the Company issued 50 million shares of common stock to Mr. Brennan in payment for $100,000 in accrued consulting fees at a conversion price of $0.002 per share.

As of April 13, 2012, the Company owed Mr. Brennan $160,000 in principal loans; $24,339 in accrued interest; and $13,111 in accrued consulting fees – for an aggregate total of $197,450. The Company agreed to pay Mr. Brennan the amount due over a 25-month payment schedule without interest. As of October 31, 2012, there remained a total of $136,950 due, which will be paid in monthly increments of $7,500.

Between November 1, 2011 and October 31, 2012, pursuant to his employment arrangement, Mr. Brennan received $78,161 in cash compensation and 250,000 shares of common stock for services rendered valued at $1,279.

No options were granted to Mr. Brennan during fiscal 2012. Mr. Brennan received the following option grants during fiscal 2011:

GRANT DATE	NUMBER GRANTED	EXERCISE PRICE	FAIR MARKET VALUE	REASON GRANTED
08/03/11	100,000	$0.30	$29	Per consulting arrangement

Mr. Anthony M. Frank

Between March 16, 2009 and July 15, 2010, Mr. Frank, a major shareholder, loaned the Company a total of $189,000 in four (4) separate transactions at an interest rate of 6% or 8% per annum. As of March 16, 2012, all of the loans had matured. On May 1, 2012, Mr. Frank converted the $189,000 principal balance and $44,106 in interest accrued on the loans into 66,601,832 shares of common stock at $0.0035 per share.

Mr. Victor A. Hollander

On February 24, 2012, Mr. Hollander, the Company’s Chief Financial Officer, converted $100,000 in accrued fees for services rendered in exchange for the issuance of 50 million shares of common stock. The shares were issued at a conversion price of $0.002 per share.

On April 30, 2012, Mr. Hollander converted $350,000 in accrued debt, consisting of principal loans, interest, consulting fees and expenses, into 100 million shares of common stock at $0.0035 per share.

Gregg J. Newhuis

Between January 12 and February 4, 2010, Gregg Newhuis, who became a director of the company in May 2012, loaned the Company a total of $75,000 at 6% interest. On January 12, 2012, the Company issued an Amended and Restated 6% Convertible Note to Mr. Newhuis for $37,500 of that amount, who subsequently sold the note to Asher Enterprises. Asher converted the principal balance of the note during January and February 2012 and received 28,439,685 shares of common stock on the conversions at prices ranging from $0.0011 to $0.0016 per share. The intrinsic value of the beneficial conversion feature, $37,500, was amortized in full as of the conversion date. On April 30, 2012, the Company issued 23,517,500 shares of common stock to Mr. Newhuis, upon conversion of the remaining $37,500 due on his original loan, plus $9,535 in accrued interest. The shares were issued at a conversion price of $0.002 per share.

On May 17, 2012, the Company repaid a $30,000 short term loan made by Mr. Newhuis to the Company in February 2012. No interest was accrued or paid on the loan.

On May 8, 2012, Mr. Newhuis, entered into a Subscription Agreement to purchase a total of 800 million shares of the Company’s common stock at $0.001 per share over a six-month period. The agreement also granted Mr. Newhuis a one-year option to purchase up to 133,333,333 additional shares of common stock at $0.003 per share during the one-year period commencing on the date the final dollars have been invested. As of October 31, 2012, the agreement was corrected to reflect a total purchase commitment of 900 million shares and the termination in full of the options originally granted with the agreement. As of October 31, 2012, the Company had received $800,000 of the purchase commitment. An additional $100,000 was received on November 29, 2012.

Jeffrey G. Nunez

On February 2, 2012, the Company issued 3,571,429 shares of common stock to Jeffrey Nunez, who was appointed Chairman of the Board and Chief Executive Officer of the Company on April 20, 2012. The shares were issued to Mr. Nunez in payment of $25,000 in accrued consulting fees at a conversion price of $0.007 per share.

Mr. Nunez also received 20 million shares of common stock, valued at $78,300, on April 1, 2012 in connection with a consulting agreement entered into with the Company.

Pursuant to the above referenced consulting agreement with Jeffrey Nunez, the Company agreed to pay Mr. Nunez a five percent (5%) transaction fee on all proceeds received by the Company during the one year term of such agreement. The fee is payable in shares of the Company’s common stock which are to be valued as the average closing price of the common stock for the five (5) trading days prior to the transaction which triggers the fee. Between April 20 and October 31, 2012, the Company issued Mr. Nunez a total of 17,756,101 shares of common stock valued at $53,000 pursuant to the transaction fee arrangement. As of January 11, 2013, an additional $7,000 was due Mr. Nunez under this arrangement.

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

Report of Independent Registered Public Accounting Firm

Balance Sheet as of October 31, 2012 and 2010

Statements of Operations for the years ended October 31, 2012 and 2011

Statements of Stockholders’ Deficit for the years ended October 31, 2012 and 2011

Statements of Cash Flows for the years ended October 31, 2012 and 2011

Notes to Financial Statements

(b)	Reports on Form 8-K

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

(c)	Exhibits

	3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

	3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

	4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

	10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

	10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

	10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

	10.68	Securities Purchase Agreement with Ascendiant Capital Group, LLC (incorporated by reference to Exhibit 10.68 to Form 8-K filed on October 6, 2009.

	10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

	10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

	10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

	10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.20	Investment Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.20 to Form S-1 as filed with the SEC on May 7, 2010.

10.21	Registration Rights Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.21 to Form S-1 as filed with the SEC on May 7, 2010.

21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Item 15.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Jeffrey S. Gilbert, CPA for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2010 and 2011 were $44,100 and $1,200, respectively.

The aggregate fees billed to the Company for similar professional services rendered by Farber Hass Hurley LLP for the fiscal year ended October 31, 2011 were $46,400. Management of the Company estimates that the October 31, 2012 audit fees will approximate $45,000.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $6,000 and $4,200 for the fiscal years ended October 31, 2010 and 2011, respectively. We anticipate incurring fees for fiscal 2012 tax services following the submission of this Annual Report on Form 10-K of approximately $4,500.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy and other regulatory filings totaled $4,800, $3,800 and $4,875 for the fiscal years ended October 31, 2010, 2011 and 2012, respectively.

Fees bill to the Company for similar professional services rendered by Farber Hass Hurley LLP for the fiscal year ended October 31, 2012 were $2,500.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: January 29, 2013

MICRO IMAGING TECHNOLOGY, INC.

/S/ JEFFREY G. NUNEZ
JEFFREY G. NUNEZ
Chairman and Chief Executive Officer
(principal executive officer)

/S/ VICTOR A. HOLLANDER
VICTOR A. HOLLANDER
Director and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

/S/ JEFFREY G. NUNEZ	Chairman and Chief Executive Officer (principal executive officer)	January 29, 2013
JEFFREY G. NUNEZ

/S/ VICTOR A. HOLLANDER	Director and Chief Financial Officer (principal financial and accounting officer)	January 29, 2013
VICTOR A. HOLLANDER

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Micro Imaging Technology, Inc.

We have audited the accompanying balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2012 and the cumulative period from November 1, 2011 to October 31, 2012. Micro Imaging Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2012 and the cumulative period from November 1, 2011 to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency of $477,731 that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Granada Hills, California

January 29, 2013

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	October 31,
	2012	2011

ASSETS
Current assets:
Cash	$90,132	$5,206
Related party receivables	15,269	-
Inventories	25,600	-
Prepaid expenses	31,120	220
Total current assets	162,121	5,426

Fixed assets, net	123,041	79,177

Total assets	$285,162	$84,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder, net of unamortized discount of $5,536 and $0 in 2012 and 2011, respectively	$136,464	$565,000
Convertible notes payable, net of unamortized discount of $3,202 and $123,207 in 2012 and 2011, respectively	74,166	224,161
Accounts payable – trade	171,578	685,920
Accounts payable to officers and directors	45,583	355,628
Accrued payroll	139,040	241,479
Derivative liabilities	-	175,865
Anti-dilution liability	65,401	-
Other accrued expenses	58,555	132,934
Total current liabilities	690,787	2,380,987

Long term liabilities:
Note payable to shareholder, net of unamortized discount of $844 and $0 in 2012 and 2011, respectively	46,106	-
Convertible notes payable, net of unamortized discount of $0 and $11,461 in 2012 and 2011, respectively	-	1,039
Redeemable convertible preferred stock, $0.01 par value; 2,600,000 shares authorized, issued and outstanding at October 31, 2012 and October 31, 2011	26,000	26,000
Total long term liabilities	72,106	27,039

Total liabilities	762,893	2,408,026

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 2,500,000,000 and 500,000,000 shares authorized; 2,236,857,413 and 487,342,466 shares issued and outstanding at October 31, 2012 and October 31, 2011, respectively	22,368,573	4,873,425
Additional paid-in capital	22,565,177	36,965,142
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(17,602,280)	(16,352,789)
Total stockholders’ deficit	(477,731)	(2,323,423)

Total liabilities and stockholders’ deficit	$285,162	$84,603

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended October 31, 2012 and 2011

and Cumulative period from November 1, 2005 through October 31, 2012

			Cumulative period
			from
			November 1, 2005
	October 31,		through
	2012	2011	October 31, 2012

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	489,044	460,275	5,431,328
Sales, general and administrative	716,642	618,726	7,911,080

Total operating expenses	1,205,686	1,079,001	13,342,408

Loss from operations	(1,205,686)	(1,079,001)	(13,314,294)

Other income (expense):
Interest income	92	5	11,451
Interest expense	(384,963)	(533,500)	(4,910,590)
Gain on derivative instruments	56,747	92,557	149,304
Other income, net	285,919	25,932	473,049
Total other expense, net	(42,205)	(415,006)	(4,276,786)

Loss from operations:
Before provision for income tax	(1,247,891)	(1,494,007)	(17,591,080)
Provision for income tax	(1,600)	(1,600)	(11,200)
Net loss	(1,249,491)	(1,495,607)	(17,602,280)
Net loss attributable to:
Non-controlling interest	(92,409)	(134,295)	(1,249,762)
Micro Imaging Technology, Inc. stockholders	(1,157,082)	(1,361,312)	(16,352,518)
Net loss	$(1,249,491)	$(1,495,607)	$(17,602,280)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Shares used in computing net loss per share, basic and diluted	1,203,157,402	282,342,357

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Years Ended October 31, 2012 and 2011

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2010	177,942,922	$1,779,429	$39,228,850	$(42,666,383)	$(1,658,104)

Common stock issued to officers, directors and consultants
for services, $0.004 per share	3,000,000	30,000	(18,000)		12,000
for services, $0.0045 per share	50,000	500	(275)		225
for services, $0.005 per share	50,000	500	(250)		250
for services, $0.006 per share	9,000,000	90,000	(36,000)		54,000
for services, $0.0082 per share	50,000	500	(90)		410
for services, $0.01 per share	3,525,000	35,250	-		35,250

Common stock issued for loan, $0.003565 per share	600,000	6,000	(3,861)		2,139

Common stock issued in private placement offering, $0.0041 per share	4,016,735	40,167	(23,759)		16,408
Common stock issued in private placement offering, $0.0049 per share	4,681,961	46,820	(23,691)		23,129
Common stock issued in private placement offering, $0.0056 per share	2,190,410	21,904	(9,627)		12,277
Common stock issued in private placement offering, $0.0057 per share	2,500,111	25,001	(10,750)		14,251
Common stock issued in private placement offering, $0.0059 per share	1,180,000	11,800	(4,876)		6,924
Common stock issued in private placement offering, $0.006 per share	471,100	4,711	(1,884)		2,827
Common stock issued in private placement offering, $0.0062 per share	2,000,000	20,000	(7,650)		12,350
Common stock issued in private placement offering, $0.0064 per share	343,000	3,430	(1,247)		2,183
Common stock issued in private placement offering, $0.0067 per share	386,417	3,864	(1,294)		2,570
Common stock issued in private placement offering, $0.013 per share	808,100	8,081	2,436		10,517

Common stock issued for debt, $0.0004 per share	91,000,000	910,000	(873,600)		36,400
Common stock issued for debt, $0.0007 per share	35,714,282	357,143	(332,143)		25,000
Common stock issued for debt, $0.0008 per share	19,960,080	199,601	(184,601)		15,000
Common stock issued for debt, $0.0009 per share	14,444,445	144,444	(131,444)		13,000
Common stock issued for debt, $0.0013 per share	10,000,000	100,000	(87,000)		13,000
Common stock issued for debt, $0.0014 per share	27,142,857	271,429	(233,429)		38,000
Common stock issued for debt, $0.0016 per share	3,125,000	31,250	(26,250)		5,000
Common stock issued for debt, $0.0018 per share	14,097,778	140,978	(115,602)		25,376
Common stock issued for debt, $0.0021 per share	4,761,905	47,619	(37,619)		10,000
Common stock issued for debt, $0.0027 per share	3,703,704	37,037	(27,037)		10,000
Common stock issued for debt, $0.0029 per share	5,172,414	51,724	(36,724)		15,000
Common stock issued for debt, $0.003 per share	4,000,000	40,000	(28,000)		12,000
Common stock issued for debt, $0.0033 per share	3,030,303	30,303	(20,303)		10,000
Common stock issued for debt, $0.0034 per share	8,195,588	81,956	(54,091)		27,865
Common stock issued for debt, $0.0035 per share	3,428,571	34,286	(22,286)		12,000
Common stock issued for debt, $0.0036 per share	4,166,667	41,667	(26,667)		15,000
Common stock issued for debt, $0.0039 per share	8,666,666	86,667	(52,867)		33,800
Common stock issued for debt, $0.0054 per share	1,851,852	18,519	(8,519)		10,000
Common stock issued for debt, $0.0059 per share	5,733,333	57,333	(22,758)		34,575
Common stock issued for debt, $0.006 per share	3,000,000	30,000	(12,000)		18,000
Common stock issued for debt, $0.0074 per share	1,351,351	13,514	(3,514)		10,000
Common stock issued for debt, $0.0075 per share	2,000,000	20,000	(5,000)		15,000

Options and warrants granted to employees and consultants for services	-	-	29	-	29

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	218,532	-	218,532

Net loss				(1,495,607)	(1,495,607)

Balance, October 31, 2011	487,342,552	$4,873,425	$36,965,142	$(44,161,990)	$(2,323,423)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Years Ended October 31, 2012 and 2011

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2011	487,342,552	$4,873,425	$36,965,142	$(44,161,990)	$(2,323,423)

Common stock issued to officers, directors and consultants
for services, $0.00238 per share	2,100,840	21,008	(16,008)		5,000
for services, $0.00242 per share	1,033,058	10,331	(7,831)		2,500
for services, $0.00282 per share	1,773,050	17,731	(12,731)		5,000
for services, $0.00292 per share	2,568,493	25,685	(18,185)		7,500
for services, $0.00296 per share	1,689,189	16,892	(11,892)		5,000
for services, $0.00302 per share	1,655,629	16,556	(11,556)		5,000
for services, $0.00308 per share	1,623,377	16,234	(11,234)		5,000
for services, $0.00312 per share	480,769	4,808	(3,308)		1,500
for services, $0.00322 per share	1,552,795	15,528	(10,528)		5,000
for services, $0.00330 per share	1,515,152	15,152	(10,152)		5,000
for services, $0.00360 per share	50,000	500	(320)		180
for services, $0.00356 per share	842,697	8,427	(5,427)		3,000
for services, $0.00380 per share	921,053	9,211	(5,711)		3,500
for services, $0.00390 per share	50,000	500	(305)		195
for services, $0.00392 per share	20,000,000	200,000	(121,700)		78,300
for services, $0.00550 per share	50,000	500	(225)		275
for services, $0.00610 per share	50,000	500	(195)		305
for services, $0.00650 per share	50,000	500	(175)		325

Common stock issued for loan, $0.00548 per share	600,000	6,000	(2,712)		3,288

Common stock issued in private placement offering, $0.0010 per share	1,000,000,000	10,000,000	(9,000,000)		1,000,000
Common stock issued in private placement offering, $0.0015 per share	40,000,000	400,000	(340,000)		60,000
Common stock issued in private placement offering, $0.0027 per share	11,065,750	110,658	(80,658)		30,000
Common stock issued in private placement offering, $0.0030 per share	34,622,198	346,222	(242,355)		103,867
Common stock issued in private placement offering, $0.0038 per share	2,570,000	25,700	(15,934)		9,766
Common stock issued in private placement offering, $0.0040 per share	5,299,048	52,990	(31,794)		21,196
Common stock issued in private placement offering, $0.0053 per share	2,903,000	29,030	(13,586)		15,444
Common stock issued in private placement offering, $0.0056 per share	5,989,399	59,894	(26,353)		33,541

Common stock issued for debt, $0.0011 per share, net	9,545,455	95,455	(84,955)		10,500
Common stock issued for debt, $0.0012 per share, net	9,583,333	95,833	(84,333)		11,500
Common stock issued for debt, $0.0013 per share, net	25,230,768	252,308	(231,656)		20,652
Common stock issued for debt, $0.0014 per share, net	30,000,001	300,000	(270,000)		30,000
Common stock issued for debt, $0.0015 per share, net	63,466,667	634,667	(580,720)		53,947
Common stock issued for debt, $0.0016 per share, net	26,937,500	269,372	(226,272)		43,100
Common stock issued for debt, $0.0017 per share, net	8,823,529	88,235	(73,235)		15,000
Common stock issued for debt, $0.0019 per share, net	22,631,579	226,316	(183,316)		43,000
Common stock issued for debt, $0.0020 per share, net	148,517,500	1,485,175	(1,188,140)		297,035
Common stock issued for debt, $0.0029 per share, net	4,200,000	42,000	(29,500)		12,500
Common stock issued for debt, $0.0030 per share, net	22,608,997	226,090	(158,263)		67,827
Common stock issued for debt, $0.0035 per share, net	219,092,606	2,190,926	(1,424,102)		766,824
Common stock issued for debt, $0.0040 per share, net	14,250,000	142,500	(85,500)		57,000
Common stock issued for debt, $0.0070 per share, net	3,571,429	35,714	(10,714)		25,000

Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	231,616	-	231,616

Net loss				(1,249,491)	(1,249,491)

Balance, October 31, 2012	2,236,857,413	$22,368,573	$22,565,177	$(45,411,481)	$(477,731)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2012 and 2011

and Cumulative period from November 1, 2005 through October 31, 2012

			Cumulative period
			from
			November 1, 2005
	October 31,		to
	2012	2011	October 31, 2012
Cash flows from operating activities:
Net loss	$(1,249,491)	$(1,495,607)	$(17,602,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,925	14,492	176,373
Gain on extinguishment of debt	(288,192)	-	(288,192)
Amortization of costs and fees related to convertible debentures	356,487	183,904	1,160,234
Common stock issued for services	-	42,750	2,144,790
Common stock issued to officers, directors and consultants for services	132,796	59,385	3,211,491
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	18,000	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	29	631,923
Costs and fees related to issuance of convertible debt	3,288	2,139	542,540
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	13,651	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	(15,269)	-	(15,269)
Prepaid expenses	(30,900)	86,648	(5,529)
Inventories	(25,600)	15,116	(101,388)
Increase (decrease) in liabilities:
Derivative liability	(175,865)	175,865	-
Trade accounts payable	(131,650)	137,746	484,894
Accounts payable to officers and directors	92,541	182,385	752,623
Accrued payroll and other expenses	172,332	99,274	433,649
Net cash used in operating activities	(1,123,598)	(464,223)	(5,794,032)

Cash flows from investing activities:
Purchase of fixed assets	(79,789)	-	(217,143)
Net cash used in investing activities	(79,789)	-	(217,143)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Years Ended October 31, 2012 and 2011

and Cumulative period from November 1, 2005 through October 31, 2012

			Cumulative period
			from
			November 1, 2005
	October 31,		to
	2012	2011	October 31, 2012
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(140,500)	-	(1,273,500)
Proceeds from issuance of notes payable to a related party	80,000	34,000	1,119,800
Proceeds from issuance of notes and convertible notes payable	75,000	339,869	1,604,234
Proceeds from issuance of common stock	1,273,813	103,436	3,455,475
Net cash provided by financing activities	1,288,313	477,305	4,906,009

Net change in cash	84,926	13,082	(1,105,166)

Cash at beginning of period	5,206	(7,876)	1,195,298

Cash at end of period	$90,132	$5,206	$90,132

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$664	$10,985
Income taxes paid	$1,600	$1,600	$20,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$395,000	$372,365

Notes converted by stockholders	$315,500	$-

Common stock issued in consideration for accounts payable and accrued payroll	$680,804	$-

Interest paid with common stock	$127,982	$13,651

Common stock issued in consideration for loans	$3,288	$2,139

Reclassification of inventory to fixed assets	$-	$75,788

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

The losses incurred to date which are applicable to the noncontrolling (minority) stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the noncontrolling stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2012. In accordance with the guidance provided under FASB Codification No. 810, (Consolidation-Noncontrolling Interests) the Company’s annual and interim reports present losses by the subsidiary separately from that attributable to the parent and separately in the equity section of the balance sheets.

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

The Company incurred net losses from continuing operations of $1,249,491 and $1,495,607 for the fiscal years ended October 31, 2012 and 2011, respectively. At October 31, 2012 the Company had an accumulated deficit of $45,411,481 and is in default under the redemption provisions of its redeemable preferred stock (Note 8). These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital in the prior and current fiscal years through loans from an individual who is a related party and the largest stockholder, through the sale of convertible debentures and through the sale of the Company’s common stock in various private placement transactions.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Effective October 31, 2012, the Company reclassified and capitalized as machinery and equipment eight of its MIT 1000 Systems that it had carried as finished goods valued at $75,788. A redesigned model of the systems is currently underway and the Company will utilize these eight first generation models as laboratory testing equipment. These systems are being depreciated, commencing November 1, 2011, over an expected useful life of 3 years. This change in classification does not materially affect previously reported cash flows in the Consolidated Statement of Cash Flows, and had no effect on the previously reported Consolidated Statement of Operations for any period.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2012 and 2011.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company incurred $25,357 in advertising expense during the fiscal year ended October 31, 2012.

Accrued Payroll, Payroll Taxes and Benefits

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $27,029, have been accrued as of October 31, 2012. On September 20, 2012, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company assessing $58,857.60 for unpaid taxes, penalties and interest. A Notice of Tax Lien was also filed by the State of California on November 9, 2012 in the amount of $8,206,75, including penalty and interest, The Company has been in contact with the respective tax authorities in an effort to negotiate a payment arrangement for the taxes due.

Accrued Payroll and Benefits consist of the above payroll taxes and salaries, wages, and vacation benefits earned by employees, but not disbursed as of October 31, 2012. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of October 31, 2012, the amount due to a former consultant to the Company, $112,000, represented 61% of the total amount due for accounts payable to non-affiliates. On May 17, 2012, the Company entered into settlement agreements with two consultants to the Company to satisfy a total of $62,855 and $298,748 in accrued fees for services in exchange for payments of $30,000 and $75,000, respectively. The Company made full payment of the settlement amounts on May 30, 2012 and recognized a gain on extinguishment of debt on these settlements in the sum of $34,068 and $223,748, respectively.

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On January 10, 2013, the Company learned that Plaintiffs had filed a lien against the Company’s patents on May 8, 2012 with the California Secretary of State under the Uniform Commercial Code. The Company is considering taking action to vacate the lien as well as other legal remedies against the Plaintiffs that may be available to the Company in California.

A hearing on the Company’s motion to change the venue of this matter from Texas to California is scheduled for February 2013.

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

Antidilution Liability

The Company has recorded a $65,401 liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates.

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The Company recognized no share-based compensation expense during the fiscal year ended October 31, 2012. Share-based compensation of $29 was recognized on options and warrants that vested during the fiscal year ended October 31, 2011.

Activity under the Company’s stock option plans is included in Note 9.

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

Loss Per Share

Basic earnings (loss) per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings (loss) of the entity. Common stock equivalents of 76,133,333 and 8,000,000 as of October 31, 2012 and 2011, respectively, have been omitted from the earnings (loss) per share calculation, as their effect would be antidilutive.

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

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.	Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2012	2011
Machinery and equipment	$229,100	$170,720
Furniture and fixtures	74,326	74,326
Leasehold improvements	77,779	70,370
Production molding	14,000	—
	395,205	315,416
Less: accumulated depreciation	(272,164)	(236,239)
Total property and equipment, net	$123,041	$79,177

The Company reclassified $75,788 in finished goods to machinery and equipment effective on October 31, 2011 to reflect the fact that units of the Company’s intended product are now being utilized as testing equipment and are being depreciated over a useful life of three (3) years. Depreciation expense for the years ended October 31, 2012 and 2011 was $35,925 and $14,492, respectively.

5.	Convertible Debentures

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

Between August 16, 2010 and February 21, 2012, the Company entered into a Securities Purchase Agreement with As her Enterprises, Inc. in connection with the issuance of eleven (11) separate 8% convertible notes in various principal amounts, aggregating $387,500. The Company paid a total of $27,500 out of the proceeds of the notes to As her for legal fees and expenses related to the referenced agreements. The notes generally matured in nine (9) months, commencing May 2011 through November 2012, and were convertible into shares of common stock at a discount ranging from 39% to 55% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contained a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, effective August 1, 2011, the Series I Notes were accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The notes were recorded at fair value, using the Binomial valuation model, and a derivative liability of $175,865 was recorded for the fiscal year ended October 31, 2011. This liability was revalued each reporting period and gains and losses were recognized in the statement of operations under “Other Income (Expense)”.

In February, 2012, As her notified the Company that it had defaulted on the terms of four of its outstanding notes for failure to issue conversion shares in a timely manner. The terms of the notes provided that As her receive a 50% increase in the principal balance of any outstanding notes at the time of any such default. Consequently, the principal amount of notes outstanding at that time increased by $45,000.

As of September 14, 2012, As her had converted all of the $387,500 in principal notes, plus $45,000 and $16,200 in principal penalties and accrued interest, respectively, on these notes and has received a total of 331,609,583 shares of common stock upon the conversions at prices ranging from $0.0004 to $0.0039 per share. During fiscal year ended October 31, 2012, the Company expensed a total of $8,000 in accrued interest and there remains no derivative liability and no principal or interest due on these notes. Further, all shares reserved for issuance upon conversion of the notes have been returned to the Company’s treasury.

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

The Company has also adopted ASC 820-10 (“Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of our financial instruments, including cash, accounts payable, accrued expenses and long term debt approximate fair value because of their generally short maturities.

The Company measured the fair value of the Series 1 derivative liability as Level 3 derivatives by using the Binomial Valuation model which traces key variables of exercise price, discount rate and the price per share and volatility of the underlying common stock.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2011	$175,865
Additions	112,885
Net gain included in earnings	(56,747)
Settlements	(232,003)
Balance October 31, 2012	$—

Other Convertible Notes

On November 10, 2010, the Company borrowed $64,868 from a stockholder on terms similar to the Asher notes. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount has been fully amortized as of October 31, 2012. The Company has expensed $12,814 in accrued interest on the note as of October 31, 2012. If the note had been converted as of October, 2012, the Company would have issued a total of 41,422,733 shares of common stock the value of which would exceed, by $63,542, the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

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

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 8,542,222 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matures on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note and will amortize the cost over the life of the loan. As of July 31, 2012, the Company had expensed a total of $643 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of October 31, 2012, the Company would have issued a total of 8,960,573 shares of common stock and would have fully amortized the $3,202 remaining expense of the conversion feature.

On August 1, 2011, an unaffiliated party purchased a $50,000 convertible debenture that would have matured on August 1, 2012. The debenture was convertible at any time at the option of the holder into the Company’s common stock at a 25% discount (but not more than $0.002 per share) to the average closing bid prices of the common stock for the three (3) trading days immediately preceding conversion. The holder converted the debenture on February 1, 2012 at the conversion rate of $0.002 per share and received 25 million shares of common stock. The intrinsic value of the beneficial conversion feature, $16,667, was fully amortized as of the conversion date and $1,504 in interest accrued prior to the conversion was forgiven.

On January 12, 2012, the Company issued an Amended and Restated 6% Convertible Note for $37,500 to Gregg Newhuis, who became a director of the Company in May 2012, for proceeds received in fiscal 2010. The note, would have matured on December 31, 2012, was subsequently sold to Asher Enterprises which converted the entire principal balance of the note during January and February 2012. The Company issued 28,439,685 shares of common stock on the conversions at prices ranging from $0.0011 to $0.0016 per share. The intrinsic value of the beneficial conversion feature, $37,500, was amortized in full as of the conversion date.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

At October 31, 2012 and 2011, without taking into effect any unamortized discounts, convertible debentures and Series 1 notes consisted of the following:

	2012	2011
Series 1 Notes, principal and interest at 8% maturing through May 25, 2012.	$—	$157,500

Convertible note payable to major stockholder; principal and interest at 10% due on March 16, 2012.	$—	$75,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	$64,868	$64,868

Convertible notes payable to various stockholders; principal and interest at 6% due on August 1, 2012 and December 31, 2012.	$12,500	$62,000
	77,368	359,868
Less current maturities	$77,368	$347,368

Long term portion of Convertible and Series 1 notes payable	$—	$12,500

Of the above notes, $64,868 is currently due and payable. The Company’s remaining outstanding note matures as follows for the years ending October 31:

2013	$12,500
Thereafter	—
$12,500

6.	Notes Payable to an Officer and Stockholders

At October 31, 2012 and 2011, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	2012	2011
Unsecured convertible note payable to major stockholder; principal and interest at 6% due on March 10, 2010.	$—	$64,000

Unsecured convertible note payable to major stockholder; principal and interest at 6% due on October 15, 2010.	$—	$30,000

Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$136,950	$160,000

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on demand.	$—	$164,000

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2013.	$52,000	$147,000
	188,950	565,000

Less current maturities	$142,000	$565,000

Long term portion of notes payable	$46,950	$—

Of the above notes payable, $50,000 were past due as of October 31, 2012. The Company is currently negotiating with the holder of those notes to either extend the maturity date or convert the notes into shares of common stock. The company’s remaining outstanding note matures as follows for the years ending:

2013	$90,000
2014	46,950
Thereafter	-
$136,950

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.	Income Taxes

At October 31, the components of the income tax expense are as follows:

	2012	2011
Current tax expense:
Federal	$—	$—
State	1,600	1,600
Total corporate tax expense	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2012 were as follows:

Current deferred tax assets:
Accrued vacation	$—
Book compensation for options and warrants	—
Other	—
Total current deferred tax assets	—
Valuation allowance	—
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$10,386,000
Other credit carryforward	165,000
Depreciation and amortization	—
Total noncurrent deferred tax assets	10,551,000
Valuation allowance	(10,551,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2012 was a decrease of $847,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2012	2011
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

As of October 31, 2012, the Company has federal and state net operating loss carryforwards of $26,047,000 and $20,519,000, respectively. The federal and state net operating loss carryforwards begin expiring through 2027. The Company also has federal and state research and development tax credit carryforwards of $165,000 and $130,000, respectively.

Management regularly evaluates the likelihood of realizing the benefit for income tax positions taken by the Company in various federal and state filings by considering all relevant facts, circumstances and information available. If management believes it is more likely than not that a position will be sustained, the Company will recognize a benefit at the largest amount which is cumulatively greater than 50% likely to be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of the provision for income taxes. The Company has not recognized any contingencies for uncertain tax positions for the years ended October 31, 2012 and 2011. Although, the IRS is not currently examining any of the Company’s income tax returns, tax years 2008 through 2012 remain open and are subject to examination.

8.	Stockholders’ Deficit

Common Stock

Between November 1, 2011 and July 31, 2012, the Company issued a total of 250,000 shares of common stock to the Chief Executive Officer, Michael Brennan, pursuant to his compensation arrangement. The shares were issued at prices ranging from $0.0035 to $0.0065 per share, for an aggregate compensation expense of $1,279.

Between November 10, 2011 and October 31, 2012, the Company issued a total of 374,321,307 shares of common stock upon the conversion of $710,500 in principal and $127,982 in penalties and interest on notes and convertible notes at prices ranging from $0.0011 to $0.0035 per share.

The Company sold 30,830,204 shares of common stock under the terms of a Securities Purchase Agreement to Dutchess Opportunity Fund during fiscal 2012 for proceeds of $99,739, net of $22,414 in transfer fees, at prices ranging from $0.003 to $0.0056 per share.

The Company sold an additional 71,619,193 shares of common stock in private placement transactions with an unaffiliated stockholder for proceeds of $151,661 at prices ranging from $0.015 to $0.003 per share. The Company issued the purchaser a three-year option to purchase 40 million shares of common stock at graduated exercise prices. In January 2013, the purchaser exercised 20 million of these options. See also Item 13 – “Subsequent Events.”

During fiscal 2012, the Company issued 22,021,429 shares of common stock in payment for legal and consulting services valued at $94,500. Of such shares, 14,250,000 were issued under the Company’s 2012 Employee Benefit Plan.

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

On July 31, 2012, the Company issued a total of 52,490,774 shares of common stock upon conversion of accrued payroll and vacation benefits by one employee. The shares were issued at the rate of $0.0035 per share, for a total conversion of $183,718.

Between May 9 and September 28, 2012, the Company issued a total of 800 million shares of common stock to Gregg Newhuis, a Director of the Company, for proceeds of $800,000, or $0.001 per share. Mr. Newhuis also received a one-year option to purchase up to an additional 133,333,333 shares of common stock at $0.003 per share in September 2012. This option was cancelled in October 2012.

The Company issued an additional 200 million shares of common stock for $0.001 per share to a major stockholder during May and September 24, 2012 for proceeds of $200,000. In September 2012, this stockholder also received a one-year option to purchase up to 33,333,333 shares of common stock at $0.003 per share.

Between April 20 and September 28, 2012, the Company issued Mr. Nunez a total of 17,756,101 shares of common stock valued at $53,000 pursuant to the transaction fee arrangement contained in his April 2012 Consulting Agreement.

On October 31, 2012, the Company issued 12,208,997 shares of common stock at $0.003 per share to Victor Hollander, a Director and the Company’s Chief Financial Officer, in payment of $36,627 in accrued fees for services rendered.

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

In January 2001, the Board of Directors authorized 250,000 shares of Series C preferred stock. Each share of Series C preferred stock is convertible at the option of the holder into four (4) shares of common stock. As of October 31, 2012, there were no shares of Series C preferred stock issued or outstanding.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Also in January 2001, the Board of Directors authorized 500,000 shares of Series D preferred stock each of which is convertible into two (2) shares of common stock at the option of the holder. There were no shares of Series D preferred stock issued or outstanding at October 31, 2012.

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

Common Stock Options

In May 2008, the Company adopted the Micro Imaging Technology 2008 Employee Incentive Stock Plan (“Stock Plan”) effective May 2, 2008. Similar to the above-referenced Benefit Plan, the Stock Plan permits the Company to grant up to 3 million shares of common stock or options or purchase common stock to eligible employees, directors, officers, consultants or advisors. The Board of Directors authorized the issuance of 584,472 shares of common stock under the Stock Plan in May 2008 to various individuals, including officers and directors, in exchange for cancellation of loans and interest as well as fees and expenses due them from the Company. The FMV of the stock on the grant date was $0.30 per share in cancellation of $175,342 in accrued debt. An additional 2 million shares were issued under the Stock Plan on June 12, 2009 to a consultant and 50,000 shares were issued on November 2, 2009 to legal counsel in partial payment of legal fees. There are 365,528 shares and/or options available remaining under this Plan as of October 31, 2012.

On February 14, 2012 the Board of Directors authorized the formation of the 2012 Employee Benefit Plan which is authorized to grant up to 60 million shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. During the fiscal year ended October 31, 2012, the Company issued all 14,250,000 shares of common stock under the Benefit Plan to consultants for services rendered in the aggregate sum of $57,000. See Note 8 – “Common Stock.”

No options were granted by the Company during fiscal 2012 under any equity compensation plan or otherwise.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	5,900,000	$0.10	1.9	$—
Granted	100,000	0.30
Exercised	—	—
Expired	(3,000,000)	0.12
Canceled	—	—
Outstanding at October 31, 2011	3,000,000	0.09	2.1	$—
Granted	—	—
Exercised	—	—
Expired	(200,000)	0.16
Canceled	—	—
Outstanding at October 31, 2012	2,800,000	$0.08	1.2	$—

The values of the consideration received were based on the values of the options granted. The values of the options were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2012 and 2011.

	2012	2011
Risk-free interest rate	—	1.35%
Expected dividend yield	—	—
Expected stock price volatility	—	1.62
Expected life in years	—	2 years

Summary information about the Company’s options outstanding at October 31, 2012 is set forth in the table below. Options outstanding at October 31, 2012 expire between January 2013 and January 2016.

Range of Exercise Prices	Options Outstanding October 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2012	Weighted Average Exercise Price
$0.02 - $0.15	2,200,000	1.4	$0.03	2,200,000	$0.03
$0.24 - $0.30	600,000	0.3	$0.29	600,000	$0.29
TOTAL:	2,800,000			2,800,000

There were no unvested stock options as of October 31, 2012.

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

As of October 31, 2012, 5,500,000 warrants that had been issued in prior years expired by their terms. No warrants were granted by the Company during fiscal 2011. During the fiscal year ended October 31, 2012, the Company granted warrants as follows:

On April 20, 2012, the Company granted three-year warrants to purchase 40 million shares of common stock to a major shareholder as part of a Subscription Agreement for the purchase of 40 million shares of common stock at $0.015 per share. The warrants are exercisable at $0.002 per share within one year of the subscription; $0.005 per share within two years; and at $0.01 per share during the third year of the warrant. On January 11, 2013, the warrant holder exercised his right to purchase 20 million shares at $0.002 per share under this warrant agreement. See also Note 13 – “Subsequent Events.”

On May 21, 2012, the Company entered into a Subscription Agreement with the above referenced stockholder to purchase a total of two hundred (200) million shares of the Company’s common stock at $0.001 per share, for a total of $200,000, over a six-month period. As additional consideration, the purchaser was granted a one-year option to purchase up to an additional 33,333,333 shares of common stock at $0.003 per share commencing on September 24, 2012 which is the date that the final dollars were invested.

On May 8, 2012, the Company entered into a Subscription Agreement with Gregg Newhuis to purchase a total of 800 million shares of the Company’s common stock at $0.001 per share over a six-month period. The agreement also granted Mr. Newhuis a one-year option to purchase up to 133, 333, 333 shares of common stock at $0.003 per share. As of October 31, 2012, the agreement was corrected to reflect a total purchase commitment of 900 million shares and the termination in full of the options originally granted with the agreement.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2012 and 2011 and changes during the years then ended. Warrants outstanding at October 31, 2012 expire between September 2013 and April 2015.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2010	5,500,000	$0.02
Granted	—	—
Exercised	—	—
Expired	(500,000)	0.10
Outstanding at October 31, 2011	5,000,000	0.01
Granted	206,666,666	0.002
Exercised	—	—
Cancelled	(133,333,333)	—
Expired	(5,000,000)	0.01
Outstanding at October 31, 2012	73,333,333	$0.002

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2012 and 2011:

	2012	2011
Risk-free interest rate	0.72%	1.57%
Expected dividend yield	—	—
Expected stock price volatility	1.89	3.68
Expected life in years	1.7 years	2 years

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Summary information about the Company’s warrants outstanding at October 31, 2012 is as follows:

Range of Exercise Prices	Warrants October 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2012	Weighted Average Exercise Price
$0.002	40,000,000	2.5	$0.002	40,000,000	$0.002
$0.003	33,333,333	0.9	$0.003	33,333,333	$0.003
TOTAL:	73,333,333			73,333,333

10.	Commitments and Contingencies

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

In late December 2011, the Company was served with an unlawful detainer action brought by the landlord for non-payment of back rent. On February 13, 2012, the Company paid all past due rent, totaling $27,265 through February 2012, and $5,073 in interest, fees and penalties. The Company remains at its San Clemente, California facility and has signed an extension of the lease through March 2013 at the same monthly rate.

Future minimum facilities lease payments as of October 31, 2012 are as follows:

2012	$19,475
2013	$—

Employment Contracts

Jeffrey Nunez

On April 1, 2012, the Company entered into a one-year Consulting Agreement with Mr. Nunez which provides for compensation of $8,000 per month during the term of the agreement. On April 20, 2012, Mr. Nunez was appointed to the Board of Directors and named Chief Executive Officer of the Company. Effective October 1, 2012, the Board of Directors increased Mr. Nunez’ monthly compensation to $12,000. In October 2012, Mr. Nunez also received a bonus in the amount of $20,000 and 20 million shares of the Company’s common stock valued at $78,300.

Pursuant to the consulting arrangement, Mr. Nunez is entitled to a 5% “transaction fee” on all proceeds received by the Company during the term of the agreement, payable in common stock of the Company.

11.	Related Party Transactions

See Notes 6, 8, 9, 10, and 13 for related party transactions.

12.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary, and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. The Company’s contribution to the IRA plan was $639 for the fiscal year ended October 31, 2010. No contributions to the IRA plan were made during fiscal 2011 or 2012.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

13.	Subsequent Events (Unaudited)

The Company issued an additional 1 million shares of common stock to Gregg Newhuis on November 29, 2012 for proceeds of $100,000, pursuant to his May 2012 subscription agreement.

On January 11, 2013, a major shareholder exercised warrants to purchase 20 million shares of common stock for proceeds of $40,000, or $0.002 per share.

On January 11, 2013, Victor Hollander, a Director and the Company’s Chief Financial Officer, purchased 1,666,667 shares of common stock for proceeds of $5,000, at the fair market value of $0.003 per share.

On January 16, 2013, the Company issued 4 million shares of common stock in payment to a consultant for $12,000 in legal services rendered. The shares in question were issued under the Company’s 2012 Employee Benefit Plan.

