Form 10-K/A
period 2012-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2013-03-04
CIK 808015

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
None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Explanatory Note

Micro Imaging Technology, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended October 31, 2012 (the “Annual Report”) to include in the Financial Statements, pursuant to the Financial Accounting Standards Board (FASB) Accounting Standards Codification 915 (ASC 915), detailed Consolidated Statements of Stockholders Deficit from November 1, 2005 (Inception of Development Stage) through October 31, 2012.

The audit opinion of our independent registered public accounting firm has been modified to include the Consolidated Statements of Stockholders Deficit from Inception to October 31, 2012. Otherwise, there has been no modification to the audit opinion and the full set of financial statements and related notes of Micro Imaging Technology, Inc. which can be found in our Annual Report, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 29, 2013.

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

3

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

Dated: February 26, 2013

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

Signatures

/S/ JEFFREY G. NUNEZ	Chairman and Chief Executive Officer	February 26, 2013
JEFFREY G. NUNEZ	(principal executive officer)

/S/ VICTOR A. HOLLANDER	Director and Chief Financial Officer	February 26, 2013
VICTOR A. HOLLANDER	(principal financial and accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Micro Imaging Technology, Inc.

We have audited the accompanying balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”)(A Development Stage Company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2012 and 2011 and the cumulative period from November 1, 2005 (date of inception) to October 31, 2012. Micro Imaging Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2012 and 2011 and the results of their operations and their cash flows for the years ended October 31, 2012 and 2011 and the cumulative period from November 1, 2005 (date of inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

February 26, 2013

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

	Series C	Series D			Series C	Series D				Note
	Convertible	Convertible		Class B	Convertible	Convertible		Class B	Additional	Receivable
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Paid-in	Common	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Stock	Deficit	Total
Balance, October 31, 2005	250,000	250,000	12,965,851	83,983	250,000	250,000	129,658	840	25,834,496	(36,247)	(27,809,201)	(1,380,454)
Common stock issued for convertible debt, $0.14 per share	-	-	308,721	-	-	-	3,087	-	40,134	-	-	43,221
Common stock and warrants issued in exchange for surrender of common stock in subsidiary, $0.34 per share	-	-	1,176,471	-	-	-	11,765	-	242,236	-	-	254,001
Interest expense related to beneficial conversion feature on stock exchanged for subsidiary stock	-	-	-	-	-	-	-	-	1,944,800	-	-	1,944,800
Common stock issued to officers for services, $0.08 per share	-	-	50,000	-	-	-	500	-	3,500	-	-	4,000
Common stock issued to officers for services, $0.14 per share	-	-	50,000	-	-	-	500	-	6,500	-	-	7,000
Common stock issued to officers for services, $0.18 per share	-	-	50,000	-	-	-	500	-	8,500	-	-	9,000
Common stock issued to officers for services, $0.20 per share	-	-	50,000	-	-	-	500	-	9,500	-	-	10,000
Common stock issued to officers for services, $0.23 per share	-	-	50,000	-	-	-	500	-	11,000	-	-	11,500
Common stock issued to officers for services, $0.25 per share	-	-	50,000	-	-	-	500	-	12,000	-	-	12,500
Common stock issued to officers for services, $0.26 per share	-	-	50,000	-	-	-	500	-	12,500	-	-	13,000
Common stock issued to officers for services, $0.28 per share	-	-	50,000	-	-	-	500	-	13,500	-	-	14,000
Common stock issued to officers for services, $0.34 per share	-	-	75,000	-	-	-	750	-	24,750	-	-	25,500
Common stock issued to officers for services, $0.45 per share	-	-	75,000	-	-	-	750	-	33,000	-	-	33,750
Common stock issued to officers for services, $0.50 per share	-	-	75,000	-	-	-	750	-	36,750	-	-	37,500
Common stock issued to officers for services, $0.51 per share	-	-	50,000	-	-	-	500	-	25,000	-	-	25,500
Common stock issued to directors for services, $0.34 per share	-	-	200,000	-	-	-	2,000	-	66,000	-	-	68,000
Common stock issued for services, $0.14 per share	-	-	200,000	-	-	-	2,000	-	26,000	-	-	28,000
Common stock issued for services, $0.34 per share	-	-	200,000	-	-	-	2,000	-	66,000	-	-	68,000
Common stock issued as commission, $0.50 per share	-	-	6,000	-	-	-	60	-	2,940	-	-	3,000
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	45,875	-	-	45,875
Interest recognized on notes receivable for common stock	-	-	-	-	-	-	-	-	-	(1,373)	-	(1,373)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,798,713)	(3,798,713)
Balance, October 31, 2006	250,000	250,000	15,732,043	83,983	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

	Series C	Series D			Series C	Series D				Note
	Convertible	Convertible		Class B	Convertible	Convertible		Class B	Additional	Receivable
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Paid-in	Common	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Stock	Deficit	Total
Balance, October 31, 2006	250,000	250,000	15,732,043	83,983	$250,000	$250,000	$157,320	$840	$28,464,981	$(37,620)	$(31,607,914)	$(2,522,393)
Common stock issued to officers for services, $0.10 per share	-	-	75,000	-	-	-	750	-	6,750	-	-	7,500
Common stock issued to officers for services, $0.16 per share	-	-	75,000	-	-	-	750	-	11,250	-	-	12,000
Common stock issued to officers for services, $0.24 per share	-	-	150,000	-	-	-	1,500	-	34,500	-	-	36,000
Common stock issued to officers for services, $0.25 per share	-	-	225,000	-	-	-	2,250	-	54,000	-	-	56,250
Common stock issued to officers for services, $0.30 per share	-	-	75,000	-	-	-	750	-	21,750	-	-	22,500
Common stock issued to officers for services, $0.32 per share	-	-	75,000	-	-	-	750	-	23,250	-	-	24,000
Common stock issued to officers for services, $0.35 per share	-	-	75,000	-	-	-	750	-	25,500	-	-	26,250
Common stock issued to officers for services, $0.40 per share	-	-	150,000	-	-	-	1,500	-	58,500	-	-	60,000
Common stock issued to officers and directors for consulting services, $0.37 per share			2,000,000	-	-	-	20,000	-	720,000	-	-	740,000
Common stock issued in private placement offering, $0.12 per share	-	-	2,113,833	-	-	-	21,138	-	218,473	-	-	239,611
Common stock issued in private placement offering, $0.50 per share	-	-	2,760,000	-	-	-	27,600	-	1,302,400	-	-	1,330,000
Common stock issued as commission, $0.12 per share	-	-	30,692	-	-	-	307	-	3,376	-	-	3,683
Common stock issued for debt, $0.20 per share	-	-	211,115	-	-	-	2,111	-	40,112	37,620	-	79,843
Common stock issued for convertible debt, $0.25 per share	-	-	6,299,377	-	-	-	62,994	-	1,511,850	-	-	1,574,844
Common stock issued to former licensee for debt, $0.08 per share	-	-	516,479	-	-	-	5,165	-	36,154	-	-	41,319
Common stock issued upon conversion of Series C Preferred stock	(250,000)		1,000,000	-	(250,000)		10,000	-	240,000	-	-	-
Common stock issued upon conversion of Series D Preferred stock	-	(250,000)	500,000	-	-	(250,000)	5,000	-	245,000	-	-	-
Common stock issued or surrendered for uncollectible debt, $0.30 per share		-	68,259	-	-	-	683	-	19,795	-	-	20,478
Common stock of subsidiary issued to employees and consultants, $0.001 per share		-	-	-	-	-	-	-	2,665	-	-	2,665
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	93,035	-	-	93,035
Common stock exchanged for Class B common stock	-	-	83,983	(83,983)	-	-	840	(840)	-	-	-	-
Net loss											(2,040,137)	(2,040,137)
Balance, October 31, 2007	(250,000)	(250,000)	32,215,781	(83,983)	$(250,000)	$(250,000)	$322,158	$(840)	$33,133,341	$37,620	$(33,648,051)	$(192,552)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2007	32,215,781	$322,158	33,133,341	$(33,648,051)	$(192,552)
Common stock issued to officers for services, $0.35 per share	75,000	750	25,500	-	26,250
Common stock issued to officers for services, $0.30 per share	75,000	750	21,750	-	22,500
Common stock issued to officers for services, $0.27 per share	75,000	750	19,500	-	20,250
Common stock issued to officers for services, $0.25 per share	225,000	2,250	54,000	-	56,250
Common stock issued to officers for services, $0.23 per share	75,000	750	16,500	-	17,250
Common stock issued to officers for services, $0.20 per share	75,000	750	14,250	-	15,000
Common stock issued to officers for services, $0.18 per share	75,000	750	12,750	-	13,500
Common stock issued to officers for services, $0.15 per share	75,000	750	10,500	-	11,250
Common stock issued to officers for services, $0.14 per share	75,000	750	9,750	-	10,500
Common stock issued to officers for services, $0.035 per share	75,000	750	1,875	-	2,625
Common stock issued to officers, directors and consultants for debt, $0.30 per share	584,472	5,845	169,497	-	175,342
Common stock issued to consultants for services, $0.28 per share	1,000,000	10,000	270,000	-	280,000
Common stock issued to consultants for services, $0.25 per share	275,000	2,750	66,000	-	68,750
Common stock issued to consultants for services, $0.08 per share	250,000	2,500	17,500	-	20,000
Common stock issued to officers and directors for consulting services, $0.27 per share	1,000,000	10,000	260,000	-	270,000
Common stock issued to officers and directors for consulting services, $0.05 per share	2,000,000	20,000	80,000	-	100,000
Common stock issued in private placement offering, $0.167 per share	360,000	3,600	56,400	-	60,000
Common stock issued in private placement offering, $0.12 per share	1,100,000	11,000	121,000	-	132,000
Common stock issued as commission, $0.40 per share	600,000	6,000	234,000	-	240,000
Common stock issued upon exercise of warrants, $0.06 per share	200,000	2,000	10,000	-	12,000
Common stock of subsidiary issued to employees and consultants, $0.001 per share	-	-	150	-	150
Options and warrants granted to employees and consultants for services	-	-	323,860	-	323,860
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	153,333	-	153,333
Net loss	-	-	-	(2,461,976)	(2,461,976)
Balance, October 31, 2008	40,485,253	$404,853	35,081,456	$(36,110,027)	$(623,718)
Common stock issued to officers, directors and consultants
for services, $0.012 per share	75,000	750	150		900
for services, $0.015375 per share	12,000,000	120,000	64,500	-	184,500
for services, $0.0155 per share	75,000	750	413	-	1,163
for services, $0.01765 per share	75,000	750	574	-	1,324
for services, $0.018625 per share	75,000	750	647	-	1,397
for services, $0.04 per share	75,000	750	2,250	-	3,000
for services, $0.053675 per share	75,000	750	3,276	-	4,026
for services, $0.056175 per share	500,000	5,000	23,088		28,088
for services, $0.0625 per share	75,000	750	3,938	-	4,688
for services, $0.07 per share	1,071,429	10,714	64,286	-	75,000
for services, $0.088 per share	75,000	750	5,850	-	6,600
for services, $0.09 per share	75,000	750	6,000	-	6,750
for services, $0.11 per share	75,000	750	7,500	-	8,250
for services, $0.1165 per share	2,000,000	20,000	213,000	-	233,000
for services, $0.1405 per share	75,000	750	9,788	-	10,538
for services, $0.152 per share	75,000	750	10,650	-	11,400
for services, $0.1545 per share	6,100,000	61,000	881,450	-	942,450
Common stock issued for convertible debt, $0.009 per share	3,888,885	38,889	(3,889)	-	35,000
Common stock issued for convertible debt, $0.009 per share	31,592,467	315,925	(12,555)	-	303,370
Common stock issued for convertible debt, $0.012825 per share	1,169,589	11,696	3,304	-	15,000
Common stock issued for convertible debt, $0.04554 per share	8,783,416	87,834	312,166	-	400,000
Common stock issued in settlement of lawsuit, $0.0748 per share	5,899,997	59,000	384,745	-	443,745
Common stock issued in private placement offering, $0.05 per share	2,000,000	20,000	80,000	-	100,000
Common stock issued to officers, directors and consultants
for debt, $0.10 per share	1,250,000	12,500	116,496	-	128,996
for debt, $0.052925 share	175,000	1,750	7,512	-	9,262
for debt, $0.015375 per share	1,678,151	16,782	9,020	-	25,802
Options and warrants granted to employees and consultants for services	-	-	101,234	-	101,234
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	175,000	-	175,000
Net loss	-	-		(3,475,892)	(3,475,892)
Balance, October 31, 2009	119,494,187	$1,194,942	37,551,847	$(39,585,919)	$(839,130)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2009	119,494,187	$1,194,942	37,551,847	$(39,585,919)	$(839,130)
Common stock issued to officers, directors and consultants
for services, $0.013 per share	11,000,000	110,000	33,000	-	143,000
for services, $0.0165 per share	75,000	750	488	-	1,238
for services, $0.02 per share	75,000	750	750	-	1,500
for services, $0.024 per share	75,000	750	1,050	-	1,800
for services, $0.026 per share	75,000	750	1,200	-	1,950
for services, $0.0335 per share	75,000	750	1,763	-	2,513
for services, $0.0375 per share	2,000,000	20,000	55,000	-	75,000
for services, $0.039 per share	10,000,000	100,000	290,000	-	390,000
for services, $0.04 per share	9,975,000	99,750	299,250		399,000
for services, $0.045 per share	150,000	1,500	5,250	-	6,750
for services, $0.0465 per share	75,000	750	2,738	-	3,488
for services, $0.048 per share	6,000,000	60,000	228,000	-	288,000
for services, $0.05 per share	75,000	750	3,000		3,750
Common stock issued for loans, $0.05 per share	10,640,000	106,400	425,600	-	532,000
Common stock issued in private placement offering, $0.0175 per share	428,105	4,281	3,211	-	7,492
Common stock issued in private placement offering, $0.0225 per share	1,130,630	11,306	14,134	-	25,440
Common stock issued in private placement offering, $0.0292 per share	6,000,000	60,000	115,000	-	175,000
Common stock issued in private placement offering, $0.10 per share	50,000	500	4,500	-	5,000
Common stock issued for debt, $0.036 per share	800,000	8,000	21,018	-	29,018
Common stock issued for debt, $0.04 per share	500,000	5,000	15,000	-	20,000
Common stock redeemed for cash, $0.04 per share	(750,000)	(7,500)	(7,500)	-	(15,000)
Options and warrants granted to employees and consultants for services	-	-	67,890	-	67,890
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	96,664	-	96,664
Net loss	-	-	-	(3,080,464)	(3,080,464)
Balance, October 31, 2010	177,942,922	$1,779,429	39,228,850	$(42,666,383)	$(1,658,104)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2010	177,942,922	$1,779,429	39,228,850	$(42,666,383)	$(1,658,104)
Common stock issued to officers, directors and consultants
for services, $0.004 per share	3,000,000	30,000	(18,000)	-	12,000
for services, $0.0045 per share	50,000	500	(275)	-	225
for services, $0.005 per share	50,000	500	(250)	-	250
for services, $0.006 per share	9,000,000	90,000	(36,000)	-	54,000
for services, $0.0082 per share	50,000	500	(90)	-	410
for services, $0.01 per share	3,525,000	35,250	-	-	35,250
Common stock issued for loan, $0.003565 per share	600,000	6,000	(3,861)	-	2,139
Common stock issued in private placement offering, $0.0041 per share	4,016,735	40,167	(23,759)	-	16,408
Common stock issued in private placement offering, $0.0049 per share	4,681,961	46,820	(23,691)		23,129
Common stock issued in private placement offering, $0.0056 per share	2,190,410	21,904	(9,627)	-	12,277
Common stock issued in private placement offering, $0.0057 per share	2,500,111	25,001	(10,750)	-	14,251
Common stock issued in private placement offering, $0.0059 per share	1,180,000	11,800	(4,876)	-	6,924
Common stock issued in private placement offering, $0.006 per share	471,100	4,711	(1,884)	-	2,827
Common stock issued in private placement offering, $0.0062 per share	2,000,000	20,000	(7,650)	-	12,350
Common stock issued in private placement offering, $0.0064 per share	343,000	3,430	(1,247)	-	2,183
Common stock issued in private placement offering, $0.0067 per share	386,417	3,864	(1,294)	-	2,570
Common stock issued in private placement offering, $0.013 per share	808,100	8,081	2,436	-	10,517
Common stock issued for debt, $0.0004 per share	91,000,000	910,000	(873,600)	-	36,400
Common stock issued for debt, $0.0007 per share	35,714,282	357,143	(332,143)	-	25,000
Common stock issued for debt, $0.0008 per share	19,960,080	199,601	(184,601)	-	15,000
Common stock issued for debt, $0.0009 per share	14,444,445	144,444	(131,444)	-	13,000
Common stock issued for debt, $0.0013 per share	10,000,000	100,000	(87,000)	-	13,000
Common stock issued for debt, $0.0014 per share	27,142,857	271,429	(233,429)	-	38,000
Common stock issued for debt, $0.0016 per share	3,125,000	31,250	(26,250)	-	5,000
Common stock issued for debt, $0.0018 per share	14,097,778	140,978	(115,602)	-	25,376
Common stock issued for debt, $0.0021 per share	4,761,905	47,619	(37,619)	-	10,000
Common stock issued for debt, $0.0027 per share	3,703,704	37,037	(27,037)	-	10,000
Common stock issued for debt, $0.0029 per share	5,172,414	51,724	(36,724)	-	15,000
Common stock issued for debt, $0.003 per share	4,000,000	40,000	(28,000)	-	12,000
Common stock issued for debt, $0.0033 per share	3,030,303	30,303	(20,303)	-	10,000
Common stock issued for debt, $0.0034 per share	8,195,588	81,956	(54,091)	-	27,865
Common stock issued for debt, $0.0035 per share	3,428,571	34,286	(22,286)	-	12,000
Common stock issued for debt, $0.0036 per share	4,166,667	41,667	(26,667)	-	15,000
Common stock issued for debt, $0.0039 per share	8,666,666	86,667	(52,867)	-	33,800
Common stock issued for debt, $0.0054 per share	1,851,852	18,519	(8,519)	-	10,000
Common stock issued for debt, $0.0059 per share	5,733,333	57,333	(22,758)	-	34,575
Common stock issued for debt, $0.006 per share	3,000,000	30,000	(12,000)	-	18,000
Common stock issued for debt, $0.0074 per share	1,351,351	13,514	(3,514)	-	10,000
Common stock issued for debt, $0.0075 per share	2,000,000	20,000	(5,000)	-	15,000
Options and warrants granted to employees and consultants for services	-	-	29	-	29
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	218,532	-	218,532
Net loss	-	-	-	(1,495,607)	(1,495,607)
Balance, October 31, 2011	487,342,552	$4,873,425	$36,965,142	$(44,161,990)	$(2,323,423)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	(Deficit)	Total
Balance, October 31, 2011	487,342,552	$4,873,425	$36,965,142	$(44,161,990)	$(2,323,423)
Common stock issued to officers, directors and consultants
for services, $0.00238 per share	2,100,840	21,008	(16,008)	-	5,000
for services, $0.00242 per share	1,033,058	10,331	(7,831)	-	2,500
for services, $0.00282 per share	1,773,050	17,731	(12,731)	-	5,000
for services, $0.00292 per share	2,568,493	25,685	(18,185)	-	7,500
for services, $0.00296 per share	1,689,189	16,892	(11,892)	-	5,000
for services, $0.00302 per share	1,655,629	16,556	(11,556)	-	5,000
for services, $0.00308 per share	1,623,377	16,234	(11,234)	-	5,000
for services, $0.00312 per share	480,769	4,808	(3,308)	-	1,500
for services, $0.00322 per share	1,552,795	15,528	(10,528)		5,000
for services, $0.00330 per share	1,515,152	15,152	(10,152)	-	5,000
for services, $0.00360 per share	50,000	500	(320)	-	180
for services, $0.00356 per share	842,697	8,427	(5,427)	-	3,000
for services, $0.00380 per share	921,053	9,211	(5,711)	-	3,500
for services, $0.00390 per share	50,000	500	(305)	-	195
for services, $0.00392 per share	20,000,000	200,000	(121,700)	-	78,300
for services, $0.00550 per share	50,000	500	(225)	-	275
for services, $0.00610 per share	50,000	500	(195)	-	305
for services, $0.00650 per share	50,000	500	(175)	-	325
Common stock issued for loan, $0.00548 per share	600,000	6,000	(2,712)	-	3,288
Common stock issued in private placement offering, $0.0010 per share	1,000,000,000	10,000,000	(9,000,000)	-	1,000,000
Common stock issued in private placement offering, $0.0015 per share	40,000,000	400,000	(340,000)	-	60,000
Common stock issued in private placement offering, $0.0027 per share	11,065,750	110,658	(80,658)	-	30,000
Common stock issued in private placement offering, $0.0030 per share	34,622,198	346,222	(242,355)	-	103,867
Common stock issued in private placement offering, $0.0038 per share	2,570,000	25,700	(15,934)	-	9,766
Common stock issued in private placement offering, $0.0040 per share	5,299,048	52,990	(31,794)	-	21,196
Common stock issued in private placement offering, $0.0053 per share	2,903,000	29,030	(13,586)	-	15,444
Common stock issued in private placement offering, $0.0056 per share	5,989,399	59,894	(26,353)	-	33,541
Common stock issued for debt, $0.0011 per share, net	9,545,455	95,455	(84,955)	-	10,500
Common stock issued for debt, $0.0012 per share, net	9,583,333	95,833	(84,333)	-	11,500
Common stock issued for debt, $0.0013 per share, net	25,230,768	252,308	(243,804)	-	20,652
Common stock issued for debt, $0.0014 per share, net	30,000,001	300,000	(282,000)	-	30,000
Common stock issued for debt, $0.0015 per share, net	63,466,667	634,667	(621,973)	-	53,947
Common stock issued for debt, $0.0016 per share, net	26,937,500	269,372	(226,272)	-	43,100
Common stock issued for debt, $0.0017 per share, net	8,823,529	88,235	(73,235)	-	15,000
Common stock issued for debt, $0.0019 per share, net	22,631,579	226,316	(183,316)	-	43,000
Common stock issued for debt, $0.0020 per share, net	148,517,500	1,485,175	(1,188,140)	-	297,035
Common stock issued for debt, $0.0029 per share, net	4,200,000	42,000	(29,500)	-	12,500
Common stock issued for debt, $0.0030 per share, net	22,608,997	226,090	(158,263)	-	67,827
Common stock issued for debt, $0.0035 per share, net	219,092,606	2,190,926	(1,424,102)	-	766,824
Common stock issued for debt, $0.0040 per share, net	14,250,000	142,500	(85,500)	-	57,000
Common stock issued for debt, $0.0070 per share, net	3,571,429	35,714	(10,714)	-	25,000
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	231,616	-	231,616
Net loss	-	-	-	(1,249,491)	(1,249,491)
Balance, October 31, 2012	2,236,857,413	$22,368,573	$22,499,776	$(45,411,481)	$(477,731)

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

