Form 10-Q
period 2013-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2013-03-18
CIK 808015

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At March 8, 2013, there were 4,874,225 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Micro Imaging Technology, Inc. and Subsidiary
(A Development Stage Company)

Condensed Consolidated Balance Sheet

January 31, 2013 and October 31, 2012

(Unaudited)

’	January 31, 2013	October 31, 2012

ASSETS

Current assets:
Cash	$2,962	$90,132
Related party receivables	12,015	15,269
Inventory	67,487	25,600
Prepaid expenses	16,141	31,120
Total current assets	98,605	162,121

Fixed assets, net	113,777	123,041

Total assets	$212,382	$285,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Notes payable to stockholder, net of unamortized discount of $4,263 and $5,536 in 2013 and 2012, respectively	$137,737	$136,464
Convertible notes payable, net of unamortized discount of $0 and $3,202 in 2013 and 2012, respectively	77,368	74,166
Accounts payable - trade	216,743	171,578
Accounts payable to officers and directors	62,218	45,583
Accrued payroll	157,362	139,040
Anti-dilution liability	65,401	65,401
Other accrued expenses	61,167	58,555
Total current liabilities	777,996	690,787

Long term liabilities:
Note payable to stockholder, net of unamortized discount of $262 and $844 in 2013 and 2012, respectively	24,188	46,106
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at January 31, 2013 and October 31, 2012	26,000	26,000
Total long term liabilities	50,188	72,106

Total liabilities	828,184	762,893

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 25,000,000 shares authorized; 4,725,048 and 4,473,715 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	47,250	44,737
Additional paid-in capital	45,043,499	44,889,013
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(17,897,350)	(17,602,280)
Total stockholders’ deficit	(615,802)	(477,731)
Total liabilities and stockholders’ deficit	$212,382	$285,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three months Ended January 31, 2013 and January 31, 2012

And the Cumulative Period November 1, 2005 to January 31, 2013

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2013	2012	January 31, 2013

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	143,310	102,564	5,574,638
Sales, general and administrative	142,236	137,385	8,053,316

Total operating expenses	285,546	239,949	13,627,954

Loss from operations	(285,546)	(239,949)	(13,599,840)

Other income (expense):
Interest income	11	-	11,462
Interest expense	(7,935)	(110,644)	(4,918,525)
Gain on derivative instruments	-	28,574	149,304
Other income, net	-	762	473,049

Total other income (expense), net	(7,924)	(81,308)	(4,284,710)

Loss from operations:
Before provision for income tax	(293,470)	(321,257)	(17,884,550)
Provision for income tax	(1,600)	(1,600)	(12,800)

Net loss	(295,070)	(322,857)	(17,897,350)
Net loss attributable to:
Non-controlling interest	(39,955)	(30,818)	(1,289,717)
Micro Imaging Technology, Inc. stockholders	(255,115)	(292,039)	(16,607,633)

Net loss	$(295,070)	$(322,857)	$(17,897,350)

Net loss per share, basic and diluted	$(0.06)	$(0.31)

Shares used in computing net loss per share, basic and diluted	4,623,019	1,030,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three months ended January 31, 2013 and January 31, 2013

And the Cumulative Period November 1, 2005 to January 31, 2013

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		to
	2013	2012	January 31, 2013
Cash flows from operating activities:
Net loss	$(295,070)	$(322,857)	$(17,897,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,764	7,145	189,137
Gain on extinguishment of debt	-	-	(288,192)
Amortization of costs and fees related to convertible debentures	5,057	85,486	1,165,291
Common stock issued for services	-	-	2,144,790
Common stock issued to officers, directors and consultants for services	-	906	3,211,491
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	-	-	542,540
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	2,700	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	3,254	-	(12,015)
Prepaid expenses	14,979	-	9,450
Inventory	(41,887)	-	(143,275)
Increase (decrease) in liabilities:
Derivate liability	-	(27,028)	-
Trade accounts payable	57,165	57,905	542,059
Accounts payable to officers and directors	16,635	62,549	769,258
Accrued payroll and other expenses	20,933	30,845	454,582
Net cash used in operating activities	(206,170)	(102,349)	(6,000,202)

Cash flows from investing activities:
Purchase of fixed assets	(3,500)	-	(220,643)
Net cash used in investing activities	(3,500)	-	(220,643)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Three months ended January 31, 2013 and January 31, 2013

And the Cumulative Period November 1, 2005 to January 31, 2013

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		to
	2013	2012	January 31, 2013
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(22,500)	-	(1,296,000)
Proceeds from common stock subscription	-	(1,250)	-
Proceeds from issuance of notes payable to a related party	-	-	1,119,800
Proceeds from issuance of notes and convertible notes payable	-	32,500	1,604,234
Proceeds from issuance of common stock	145,000	70,181	3,600,475
Net cash provided by financing activities	122,500	101,431	5,028,509

Net change in cash	(87,170)	(918)	(1,192,336)

Cash at beginning of period	90,132	5,206	1,195,298

Cash at end of period	$2,962	$4,288	$2,962

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$664	$10,985
Income taxes paid	$1,600	$1,600	$21,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$-	$80,500

Common stock issued in consideration for accounts payable	$12,000	$-

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of January 31, 2013, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2013. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2013 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2013.

Changes in Capitalization and Reverse Stock Split

On February 8, 2013, the Company effectively amended its Articles of Incorporation and decreased the authorized number of shares of Common Stock from 2.5 billion to 25 million shares. At the same time, the Company underwent a one-for-five hundred (1:500) reverse stock split of its Common Stock and Redeemable Convertible Preferred Stock. For purposes of this Quarterly Report, all issuances of common stock and options or warrants to purchase common stock, if any, are reflected retroactively in post-reverse split amounts. As of January 31, 2013, the reverse split effected by the Company resulted in a reduction in capital stock and an increase in additional paid-in capital in the amount of $23,577,990. See also Item 12 – “Subsequent Events.”

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

3.	Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of January 31, 2013, the amount due to a former consultant to the Company, $112,000, represented 52% of the total amount due for accounts payable to non-affiliates.

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

The Company argued that the lawsuit was improperly filed in Texas and that the Texas court had no jurisdiction over the Company in this matter. At a hearing on March 7, 2013, the court upheld the Company’s position and dismissed the case against the Company.

On January 10, 2013, the Company learned that Plaintiffs had filed a lien against the Company’s patents on May 8, 2012 with the California Secretary of State under the Uniform Commercial Code. On or about January 29, 2013, the Company filed suit against Alpine MIT Partners, LLC in the Orange County, California Superior Court alleging, among other claims, that the UCC filing is unauthorized. The lawsuit also names the managing director and managing member of Alpine as Defendants and alleges that they made false promises, intentional misrepresentations and breached the contract which is the subject of the Texas suit. The Company is seeking damages of $1.6 million.

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

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. Since the lawsuit filed against the Company in Texas has been dismissed, no loss contingency has been accrued.

Antidilution Liability

The Company has recorded a $65,401 liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates.

Accrued Payroll, Payroll Taxes and Benefits

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $27,029, have been accrued as of January 31, 2013. On September 20, 2012, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company assessing $58,857.60 for unpaid taxes, penalties and interest. A Notice of Tax Lien was also filed by the State of California on November 9, 2012 in the amount of $8,206, including penalty and interest, The Company has been in contact with the respective tax authorities in an effort to negotiate a payment arrangement for the taxes due.

Accrued Payroll and Benefits consist of the above payroll taxes and salaries, wages, and vacation benefits earned by employees, but not disbursed as of January 31, 2013. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Related Party Receivables

Receivables from related parties are non-interest bearing, uncollateralized obligations and consist of a $2,000 advance to one recently hired employee in October 2012 to assist with moving expenses. The balance of $10,015 represents the amount which the Company’s President, Jeffrey Nunez, has received in excess of fees and expenses due to him since becoming employed by the Company in April 2012. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management believes that the referenced receivables are collectible and as of October 31, 2012 and January 31, 2012, the Company has determined that no Allowance for Doubtful Accounts was required.

See also Note 11 – “Securities Transactions.”

5.	Inventory

Inventory is stated at the lower of cost or market and comprised entirely of finished goods. Cost is determined on a first-in, first-out (FIFO) basis. The Company’s management monitors inventory for excess and obsolete items and makes necessary valuation corrections when such adjustments are required.

6.	Property and Equipment

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

7.	Summary of Significant Accounting Policies

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows. There were various other updates recently issued which represented technical corrections to the accounting literature or application to specific industries. None of the other updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210. As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

On February 7, 2013, the FASB issued Accounting Standards Update [ASU] 2013-03, entitled Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities. The guidance in ASU 2013-03 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 825, entitled Financial Instruments. The objective associated with issuing this amended guidance is to clarify the scope and applicability of a particular disclosure for nonpublic entities [nonissuers] that resulted from the issuance of ASU 2011-04, entitled Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, where that amended guidance essentially served to rewrite the guidance in FASB ASC 820, entitled Fair Value Measurement. The ASU 2013-03 amendments to FASB ASC 825 became effective upon issuance of the guidance. Since the amendments were issued on February 7, 2013, that date serves as the effective date of the amended guidance. The adoption of ASU 2013-03 is not expected to have a material effect on the Company’s operating results or financial position.

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

No stock-based compensation was recognized during the three months ended January 31, 2013.

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to 120,000 shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. On January 16, 2013, the Company issued 8,000 shares of common stock under the Plan to legal counsel for services rendered. The value of the shares was $12,000, or $1.50 per share. See also Note 12 – “Subsequent Events.”

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes information about options granted under the Company’s equity compensation plans through January 31, 2013 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	5,600	$40.00	1.2	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	145.00
Canceled	—	—
Outstanding at January 31, 2013	4,600	$19.29	1.2	$—

Summary information about the Company’s options outstanding at January 31, 2013 is set forth in the table below. Options outstanding at January 31, 2013 expire between August 2013 and January 2016.

Range of Exercise Prices	Options Outstanding January 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2013	Weighted Average Exercise Price
$ 1.00-$70.00	4,400	1.2	$13.50	4,400	$13.50
$150.00	200	0.5	$150.00	200	$150.00
TOTAL:	4,600			4,600

As of January 31, 2013, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2011 and changes during the three months ended January 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	146,667	$1.00	1.8	$—
Granted	—	—
Exercised	(40,000)	1.00
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2013	106,667	$1.31	1.2	$—

Summary information about the Company’s warrants outstanding at January 31, 2013 is set forth in the table below. Warrants outstanding at January 31, 2013 expire between September 2013 and April 2015. See also Note 12 – “Subsequent Events.”

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Exercise Prices	Warrants Outstanding January 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable January 31, 2013	Weighted Average Exercise Price
$1.00	40,000	2.2	$1.00	40,000	$1.00
$1.50	66,667	0.6	$1.50	66,667	$1.50
	106,667			106,667

8.	Convertible Debentures

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount has been fully amortized as of January 31, 2013. The Company has expensed $14,449 in accrued interest on the note as of January 31, 2013. If the note had been converted as of January 31, 2013, the Company would have issued a total of 117,728 shares of common stock the value of which would exceed, by $117,610 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 17,084 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matured on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note which has been fully amortized as of January 31, 2013. As of January 31, 2013, the Company had expensed a total of $1,021 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of January 31, 2013, the Company would have issued a total of 29,240 shares of common stock.

At January 31, 2013 and October 31, 2012, without taking into effect any unamortized discounts, convertible debentures consisted of the following:

		October 31, 2012
	January 31, 2013	(Audited)
Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	$64,868	64,868

Convertible notes payable to various stockholders; principal and interest at 6% maturing on December 31, 2012.	$12,500	12,500
	77,368	77,368
Less current maturities	$77,368	77,368

Long term portion of Convertible and Series 1 notes payable	$—	$—

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Notes Payable

At January 31, 2013 and October 31, 2012, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

		October 31, 2012
	January 31, 2013	(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$114,450	$136,950

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and April 20, 2011.	52,000	52,000
	166,450	188,950
Less current maturities	142,000	142,000

Long term portion of notes payable	$24,450	$46,950

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. As of January 31, 2013, payments have been made to Mr. Brennan to reduce the principal balance to $114,450.

With the exception of the above $114,450 in notes payable to a former officer and director, all of the above notes payable were past due as of January 31, 2013. The Company is currently negotiating with holders of the remaining $52,000 in principal notes to either extend the maturity date or convert the notes into shares of common stock.

10.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the three months ended January 31, 2013 and 2012.

11.	Securities Transactions

Common Stock Issued in Private Placement Transactions

On May 8, 2012, Board member, Gregg J. Newhuis, entered into a Subscription Agreement, as amended on October 31, 2012, to purchase a total of 1,800,000 shares of the Company’s common stock at $0.50 per share over a six-month period. Mr. Newhuis also received a one-year option to purchase up to an additional 266,667 shares of common stock at $1.50 per share in September 2012. This option was cancelled in October 2012. The Company received the final $100,000 from Mr. Newhuis on November 29, 2012 pursuant to his May 2012 subscription arrangement. Giving effect to the February 8, 2013 reverse stock split, the Company issued a total of 200,000 shares of common stock at $0.50 per share for the November 29, 2012 purchase.

On April 20, 2012, the Company granted three-year warrants to purchase 80,000 shares of common stock to a major shareholder as part of a Subscription Agreement for the purchase of 80,000 shares of common stock at $0.75 per share. The warrants are exercisable at $1.00 per share within one year of the subscription; $2.50 per share within two years; and at $5.00 per share during the third year of the warrant. On January 11, 2013, the warrant holder exercised his right to purchase one half of the warrants granted and paid $40,000. Giving effect to the February 8, 2013 reverse stock split, the Company issued 40,000 shares of common stock at $1.00 per share on this transaction.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 11, 2013, Victor Hollander, a Director and the Company’s Chief Financial Officer, purchased 3,333 shares of common stock for proceeds of $5,000, at the fair market value of $1.50 per share.

Pursuant to an April 1, 2012 consulting arrangement, the Company agreed to pay Jeffrey Nunez a five percent (5%) transaction fee on all proceeds received by the Company during the one year term of such agreement. The fee is payable in shares of the Company’s common stock which are to be valued as the average closing price of the common stock for the five (5) trading days prior to the transaction which triggers the fee. Between April 20 and October 31, 2012, the Company issued Mr. Nunez a total 35,512 shares of common stock valued at $53,000 pursuant to the transaction fee arrangement. As of January 31, 2013, an additional $7,000 was due Mr. Nunez under this arrangement at which time the transaction fee arrangement was terminated by mutual agreement. See also Note 4 – “Related Party Receivables.”

Common Stock Issued in Cancellation of Debt

On January 16, 2013, the Company issued its legal counsel a total of 8,000 shares of common stock in payment for $12,000 in legal services rendered for $1.50 per share.

12.	Subsequent Events

On February 6, 2013, the Company entered into a Subscription Agreement with a major stockholder, Anthony Frank, to purchase up to $180,000 in shares of common stock at a purchase price of $0.85 per share over a three month period. Mr. Frank purchased 70,588 shares of common stock on February 6, 2013 and paid $60,000. An additional 70,588 shares were purchased under this arrangement on February 28, 2013 for $60,000.

On May 21, 2012, the Company entered into a Subscription Agreement with a major stockholder to purchase a total of 400,000 shares of the Company’s common stock at $0.50 per share, for a total of $200,000 which the Company received during fiscal 2012. As additional consideration, the purchaser was granted a one-year option to purchase up to an additional 66,667 shares of common stock at $1.50 per share commencing on the date the final dollars are invested. On February 6, 2013, this stockholder surrendered his rights to the referenced warrants in full.

On February 8, 2013, pursuant to a Written Consent of a Majority of Shareholders, the Company voted to amend its Articles of Incorporation to:

●	Decrease the authorized number of Common Stock of the Company from 2.5 billion to 25 million shares; and
●	Effect a 500-to-1 reverse split of all classes of its issued and outstanding shares of stock such that the following classes of shares would be reconstituted as of February 8, 2013 as follows:

	NUMBER OF SHARES ISSUED AND OUTSTANDING
TITLE OF SECURITIES	PRE-REVERSE SPLIT	POST-REVERSE SPLIT
Common Stock	2,397,818,199	4,795,636
Class B Common Stock	None	None
Convertible Preferred Stock	2,600,000	5,200
Preferred Stock	None	None

On February 22, 2013, the Company issued its legal counsel a total of 8,000 shares of common stock in payment for $8,000 in legal services rendered for $1.00 per share.

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

Results of Operations

References to fiscal 2013 and fiscal 2012 are for the three month period ended January 31, 2013 and 2012, respectively.

The Company had no sales revenue during the three months ended January 31, 2013 or 2012.

Research and development expenses for the three month period ended January 31, 2013 increased by $40,746 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase mainly reflects additional expenditures for salaries and related costs, consulting and marketing related expenses and modest increases in overall operating costs, i.e., utilities, supplies and software related to the development program for the Company’s technology.

Sales, general and administrative expenses increased by $4,851 for the three months ended January 31, 2013 compared to the prior year period. The increase, though minimal, reflects expanded operational activities resulting in higher costs for salaries and temporary labor, offices supplies, postage, utilities, etc. These increases were partially offset by reductions in consulting expenses, legal fees, shareholder relations expenses, as well as reduced expenditures for research and development supplies..

The Company realized negligible interest income during the three months ended January 31, 2013 as all available capital was utilized to sustain operations. Interest expense for the three month period ended January 31, 2013 decreased by $102,709 compared to the prior period reflecting the conversion of outstanding debt to equity in the past year.

The Company recognized $28,574 in non-cash gain for the three months ended January 31, 2012, related to certain convertible notes with beneficial conversion features (the Series 1 Notes) that were fully converted as of the fiscal year ended October 31, 2012.

Components of other income and expense reflect a gain of $762 in fiscal 2012 on writing off old debt.

The Company recorded the minimum state income tax provision in fiscal 2013 and 2012 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2013, the Company had working capital deficit of $679,391. This represents a working capital decrease of $150,725 compared to that reported at October 31, 2012. The decrease primarily reflects overall modest increases in current liabilities, i.e., accounts payable and accrued payroll, while utilizing available cash for operating activities.

Our only source of cash during the three months ended January 31, 2013 has been from the sale of common stock totaling $145,000, including $40,000 received upon the exercise of warrants. Management estimates that it utilized $64,600 per month in working capital on operations for the three months ended January 31, 2013, compared to the approximate $28,500 per month expended during the three month period ended January 31, 2012.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2012 which raises substantial doubt about our ability to continue as a going concern.

The Company is in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology, and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next six month period and to secure sufficient additional working capital in a timely manner. There can be no assurances that our efforts will be successful or that the Company will be able to raise sufficient capital to implement our plans or to continue operations.

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner. The first of twenty Systems were received in July 2012, with three additional Systems received in November 2012. The Company participated in several food safety conferences during 2012 and brought significant attention to its MIT 1000 which has led to follow-up contacts from several high profile laboratories and research institutes. The Company continues to develop promotional materials and enhance its website with a view toward generating sales in the near future.

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

The Company is in the process of developing and marketing and sales strategies with these and other future distributors which the Company believes will assist in generating sales revenues in the near future.

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

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through April 2013. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

At a hearing on March 7, 2013, the court dismissed the lawsuit against the Company upholding its motion that the Texas court had no jurisdiction over the matter.

On January 10, 2013, the Company learned that Plaintiffs had filed a lien against the Company’s patents on May 8, 2012 with the California Secretary of State under the Uniform Commercial Code. On or about January 29, 2013, the Company filed suit against Alpine MIT Partners, LLC in the Orange County, California Superior Court alleging, among other claims, that the UCC filing is unauthorized. The lawsuit also names the managing director and managing member of Alpine as Defendants and alleges that they made false promises, intentional misrepresentations and breached the contract which is the subject of the Texas suit. The Company is seeking damages of $1.6 million.

Item 2.	Changes in Securities

On November 29, 2012, the Company issued 200,000 shares of common stock to Gregg Newhuis, a Director of the Company, for proceeds of $100,000, or $0.50 per share.

On January 11, 2013, a major stockholder of the Company exercised a warrant to purchase 40,000 shares of common stock at $1.00 per share and the Company received $40,000 pursuant to the exercise.

On January 11, 2013, the Company’s Chief Financial Officer, Victor Hollander, purchased 3,333 shares of Common Stock for proceeds of $5,000, or $1.50 per share.

On January 16, 2013, the Company issued 8,000 shares of common stock in payment for legal services rendered valued at $12,000.

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

_______________

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

Dated: March 18, 2013	MICRO IMAGING TECHNOLOGY, INC.

	By	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

