Form 10-Q
period 2013-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2013-06-10
CIK 808015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At May 29, 2013, there were 4,945,448 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

2

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheet

April 30, 2013 and October 31, 2012

(Unaudited)

	April 30, 2013	October 31, 2012

ASSETS
Current assets:
Cash	$13,143	$90,132
Related party receivables	2,000	15,269
Inventories	67,487	25,600
Prepaid expenses	4,720	31,120
Total current assets	87,350	162,121

Fixed assets, net	104,401	123,041

Total assets	$191,751	$285,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder, net of unamortized discount of $2,970 and $5,536 in 2013 and 2012, respectively	$161,530	$136,464
Convertible notes payable, net of unamortized discount of $0 and $3,202 in 2013 and 2012, respectively	77,368	74,166
Accounts payable - trade	277,400	171,578
Accounts payable to officers and directors	77,034	45,583
Accrued payroll	171,914	139,040
Anti-dilution liability	65,401	65,401
Other accrued expenses	63,700	58,555
Total current liabilities	894,347	690,787

Long term liabilities:
Note payable to stockholder, net of unamortized discount of $10 and $844 in 2013 and 2012, respectively	1,940	46,106
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at April 30, 2013 and October 31, 2012	26,000	26,000
Total long term liabilities	27,940	72,106

Total liabilities	922,287	762,893

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 25,000,000 shares authorized; 4,944,813 and 4,473,715 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	49,455	44,737
Additional paid-in capital	45,230,688	44,889,013
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(18,201,478)	(17,602,280)

Total stockholders’ deficit	(730,536)	(477,731)

Total liabilities and stockholders’ deficit	$191,751	$285,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Six months Ended April 30, 2013 and April 30, 2012

And the Cumulative Period November 1, 2005 to April 30, 2013

(Unaudited)

					Cumulative period
					from
	Three months ended		Six months ended		November 1, 2005
	April 30,		April 30,		through
	2013	2012	2013	2012	April 30, 2013

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	105,069	79,411	248,379	181,975	5,679,707
Sales, general and administrative	194,981	250,785	337,217	388,170	8,248,297

Total operating expenses	300,050	330,196	585,596	570,145	13,928,004

Loss from operations	(300,050)	(330,196)	(585,596)	(570,145)	(13,899,890)

Other income (expense):
Interest income	2	2	13	2	11,464
Interest expense	(4,080)	(196,991)	(12,015)	(307,635)	(4,922,605)
Gain on derivative instruments	-	15,866	-	44,440	149,304
Other income, net	-	15,557	-	16,319	473,049
Total other expense, net	(4,078)	(165,566)	(12,002)	(246,874)	(4,288,788)

Loss from operations:
Before provision for income tax	(304,128)	(495,762)	(597,598)	(817,019)	(18,188,678)
Provision for income tax			(1,600)	(1,600)	(12,800)
Net loss	(304,128)	(495,762)	(599,198)	(818,619)	(18,201,478)
Net loss attributable to:
Non-controlling interest	(43,097)	(26,208)	(83,052)	(57,026)	(1,332,814)
Micro Imaging Technology, Inc. stockholders	(261,031)	(469,554)	(516,146)	(761,593)	(16,868,664)
Net loss	$(304,128)	$(495,762)	$(599,198)	$(818,619)	$(18,201,478)

Net loss per share, basic and diluted	$(0.06)	$(0.33)	$(0.13)	$(0.65)

Shares used in computing net loss per share, basic and diluted	4,868,305	1,502,522	4,743,517	1,262,657

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six months ended April 30, 2013 and April 30, 2013

And the Cumulative Period November 1, 2005 to April 30, 2013

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2013	2012	April 30, 2013
Cash flows from operating activities:
Net loss	(599,198)	$(818,619)	$(18,201,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,044	14,218	201,417
Gain on extinguishment of debt	-	-	(288,192)
Amortization of costs and fees related to convertible debentures	6,602	214,152	1,166,836
Common stock issued for services	-	-	2,144,790
Common stock issued to officers, directors and consultants for services	993	79,580	3,212,484
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	455,459	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	- ’	3,288	542,540
Interest expense related to beneficial conversion feature	-	-	1,944,800
Interest paid with common stock	-	35,876	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	13,269	-	(2,000)
Prepaid expenses	26,400	-	20,871
Inventories	(41,887)	-	(143,275)
Increase (decrease) in liabilities:
Derivative liability	-	(70,404)	-
Trade accounts payable	126,222	(46,096)	611,116
Accounts payable to officers and directors	31,451	(292,386)	784,074
Accrued payroll and other expenses	38,019	55,564	471,668
Net cash used in operating activities	(373,085)	(369,368)	(6,167,117)

Cash flows from investing activities:
Purchase of fixed assets	(6,404)	(4,256)	(223,547)
Net cash used in investing activities	(6,404)	(4,256)	(223,547)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Six months ended April 30, 2013 and April 30, 2013

And the Cumulative Period November 1, 2005 to April 30, 2013

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2013	2012	April 30, 2013
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(22,500)	-	(1,296,000)
Proceeds from common stock subscription	-	-	-
Proceeds from issuance of notes payable to a related party	-	60,000	1,119,800
Proceeds from issuance of notes and convertible notes payable	-	75,000	1,604,234
Proceeds from issuance of common stock	325,000	273,813	3,780,475
Net cash provided by financing activities	302,500	408,813	5,208,509

Net change in cash	(76,989)	35,189	(1,182,155)

Cash at beginning of period	90,132	5,206	1,195,298

Cash at end of period	$13,143	$40,395	$13,143

Supplemental Disclosure of Cash Flow Information

Interest paid	$267	$-	$11,252
Income taxes paid	$1,600	$1,600	$21,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$-	$290,000

Common stock issued in consideration for accounts payable and accrued payroll	$20,400	$-

Notes converted by stockholders	$-	$206,500

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of April 30, 2013, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2013. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2013 and results of operations for the periods presented.

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

Changes in Capitalization and Reverse Stock Split

On February 8, 2013, the Company effectively amended its Articles of Incorporation and decreased the authorized number of shares of Common Stock from 2.5 billion to 25 million shares. At the same time, the Company underwent a five hundred-for-one (500:1) reverse stock split of its Common Stock and Redeemable Convertible Preferred Stock. For purposes of this Quarterly Report, all issuances of common stock and options or warrants to purchase common stock, if any, are reflected retroactively in post-reverse split amounts. As of April 30, 2013, the reverse split effected by the Company resulted in a reduction in capital stock and an increase in additional paid-in capital in the amount of $24,677,786.

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

3.	Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of April 30, 2013, the amount due to a former consultant to the Company, $112,000, represented 52% of the total amount due for accounts payable to non-affiliates.

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

Accrued Payroll, Payroll Taxes and Benefits

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $27,029, have been accrued as of April 30, 2013. On September 20, 2012, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company assessing $58,858 for unpaid taxes, penalties and interest. A Notice of Tax Lien was also filed by the State of California on November 9, 2012 in the amount of $8,206, including penalty and interest, The Company has been in contact with the respective tax authorities in an effort to negotiate a payment arrangement for the taxes due.

Accrued Payroll and Benefits consist of the above payroll taxes and salaries, wages, and vacation benefits earned by employees, but not disbursed as of April 30, 2013. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Related Party Receivables

Receivables from related parties are non-interest bearing, uncollateralized obligations and consist of a $2,000 advance to one recently hired employee in October 2012 to assist with moving expenses. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management believes that the referenced receivables are collectible and as of October 31, 2012 and April 30, 2013, the Company has determined that no Allowance for Doubtful Accounts was required.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210.  As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements.  ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

●         The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

●         Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

While early adoption of the amended guidance is permitted, for public companies, the guidance is required to be implemented in fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments need to be implemented retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the year of adoption.  The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s operating results or financial position.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting.  With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements.  The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting.  The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities.  The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods.  Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent.  Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

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

No stock-based compensation was recognized during the six months ended April 30, 2013.

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to 120,000 shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility and vesting, in the case of options, is determined by the Board of Directors. Between January 16, 2013 and February 22, 2013, the Company issued 16,000 shares of common stock which vested immediately under the Plan to legal counsel for services rendered and the fair market value of $1.05 and $1.50 per share. The aggregate value of the shares was $20,400.

The following table summarizes information about options granted under the Company’s equity compensation plans through April 30, 2013 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	5,600	$40.00	1.2	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	145.00
Canceled	—	—
Outstanding at April 30, 2013	4,600	$19.29	0.9	$—

Summary information about the Company’s options outstanding at April 30, 2013 is set forth in the table below. Options outstanding at April 30, 2013 expire between August 2013 and January 2016.

Range of Exercise Prices	Options Outstanding April 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2013	Weighted Average Exercise Price
$ 7.68-$70.00	4,400	0.9	$13.35	4,400	$13.35
$ 150.00	200	0.3	$150.00	200	$150.00
TOTAL:	4,600			4,600

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of April 30, 2013, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2012 and changes during the six months ended April 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	146,667	$1.00	1.8	$—
Granted	—	—
Exercised	(40,000)	1.00
Expired	—	—
Canceled	(66,667)	1.50
Outstanding at April 30, 2013	40,000	$1.00	2.0	$—

Summary information about the Company’s warrants outstanding at April 30, 2013 is set forth in the table below. Warrants outstanding at April 30, 2013 expire in and April 2015.

Range of Exercise Prices	Warrants Outstanding April 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable April 30, 2013	Weighted Average Exercise Price
$1.00	40,000	2.0	$1.00	40,000	$1.00
	40,000			40,000

8.	Convertible Debentures

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount has been fully amortized as of April 30, 2013. The Company has expensed $16,030 in accrued interest on the note as of April 30, 2013. If the note had been converted as of April 30, 2013, the Company would have issued a total of 203,348 shares of common stock the value of which would exceed, by $46,973 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 17,084 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan. The amended note matured on December 31, 2012 and bears interest at 6% and is convertible into common shares at a 55% discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The Company calculated the intrinsic value of the conversion feature on the remaining balance to be $10,507 as of the date of issuance of the amended note which has been fully amortized as of April 30, 2013. As of April 30, 2013, the Company had expensed a total of $1,204 in accrued interest on the remaining principal balance of $12,500. If the $12,500 balance of the note had been converted as of April 30, 2013, the Company would have issued a total of 50,505 shares of common stock valued at $15,278 more than the principal balance due on the note.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At April 30, 2013 and October 31, 2012, without taking into effect any unamortized discounts, convertible debentures consisted of the following:

		October 31, 2012
	April 30, 2013	(Audited)
Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868

Convertible notes payable to various stockholders; principal and interest at 6% maturing on December 31, 2012.	12,500	12,500
	77,368	77,368

Less current maturities	77,368	77,368

Long term portion of Convertible and Series 1 notes payable	$—	$—

9.	Notes Payable

At April 30, 2013 and October 31, 2012, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

		October 31, 2012
	April 30, 2013	(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$114,450	$136,950

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and April 20, 2011.	52,000	52,000
	166,450	188,950

Less current maturities	164,500	142,000

Long term portion of notes payable	$1,950	$46,950

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Payments due Mr. Brennan for February, March and April 2013, each in the amount of $7,500, have not been made per the payment schedule. As of April 30, 2013, payments have been made to Mr. Brennan to reduce the principal balance to $114,450.

With the exception of the above $114,450 in notes payable to a former officer and director, and the overdue payments due to Mr. Brennan, all of the above notes payable were past due as of April 30, 2013. The Company is currently negotiating with holders of the remaining $52,000 in principal notes to either extend the maturity date or convert the notes into shares of common stock.

10.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the six months ended April 30, 2013 and 2012.

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

On February 6, 2013, the Company entered into a Subscription Agreement with a major stockholder to purchase up to $180,000 in shares of common stock at a purchase price of $0.85 per share over a three month period. Between February 6, 2013 and April 3, 2013, the shareholder purchased a total of 211,764 shares of common stock and paid $180,000.

Pursuant to an April 1, 2012 consulting arrangement, the Company agreed to pay Jeffrey Nunez a five percent (5%) transaction fee on all proceeds received by the Company during the one year term of such agreement. The fee is payable in shares of the Company’s common stock which are to be valued as the average closing price of the common stock for the five (5) trading days prior to the transaction which triggers the fee. Between April 20 and October 31, 2012, the Company issued Mr. Nunez a total of 35,512 shares of common stock valued at $53,000 pursuant to the transaction fee arrangement. As of January 31, 2013, an additional $7,000 was due Mr. Nunez under this arrangement at which time the transaction fee arrangement was terminated by mutual agreement. On April 26, 2013, $6,007 of the transaction fee due him was credited against a receivable that Mr. Nunez owed the Company and the remaining $993 balance was paid in the form of 435 and 196 shares of common stock at $1.63 and $1.45 per share, respectively.

Common Stock Issued in Cancellation of Debt

On January 16, 2013, the Company issued its legal counsel a total of 8,000 shares of common stock in payment for $12,000 in legal services rendered for $1.50 per share.

On February 22, 2013, the Company issued an additional 8,000 shares of common stock to legal counsel in payment of $8,400 in legal services rendered for $1.05 per share.

12.	Subsequent Events

On May 20, 2013, a Director made a short term loan to the Company in the sum of $7,000 which is payable on demand.

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

Results of Operations

References to fiscal 2013 and fiscal 2012 are for the six month period ended April 30, 2013 and 2012, respectively.

The Company had no sales revenue during the six months ended April 30, 2013 or 2012.

Research and development expenses for the six month period ended April 30, 2013 increased by $66,404 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase mainly reflects additional expenditures for salaries and related costs, temporary labor, depreciation expense and marketing related expenses. There were also modest increases in overall operating costs, i.e., utilities, supplies and software related to the development program for the Company’s technology. These increases were partially offset by a decrease in consulting expenses in the current period. Research and development expense for the three months ended April 30, 2013 increased by $25,658 in fiscal 2013 reflecting the increases experienced over the six month period and, again, partially offset by a decrease in consulting expense.

Sales, general and administrative expenses decreased by $55,804 and $50,593 for the three and six months ended April 30, 2013, respectively, compared to the prior year period. The decrease reflects a significant reduction in consulting costs as well as expenses associated with shareholder relations and tax accounting. This decrease was offset, however, by a substantial increase in legal fees related to the defense of the Texas-based lawsuit brought against the Company by Alpine MIT Partners – now resolved.

The Company realized negligible interest income during the six months ended April 30, 2013 as all available capital was utilized to sustain operations. Interest expense for the three and six month periods ended April 30, 2013 decreased by $192,911 and $295,620, respectively, compared to the prior period reflecting the conversion of outstanding debt to equity in the past year.

The Company recognized $15,866 and $44,440 in non-cash gain for the three and six months ended April 30, 2012, related to certain convertible notes with beneficial conversion features (the Series 1 Notes) that were fully converted as of the fiscal year ended October 31, 2012. No such gains were recorded during fiscal 2013.

Components of other income and expense reflected a gain of $15,557 and $16,319 for the three and six month periods ended April 30, 2012 on writing off old debt. No such gains were recorded during fiscal 2013.

The Company recorded the minimum state income tax provision in fiscal 2013 and 2012 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2013, the Company had working capital deficit of $806,997. This represents a working capital decrease of $278,331 compared to that reported at October 31, 2012. The decrease primarily reflects overall modest increases in current liabilities, i.e., accounts payable and accrued payroll, while utilizing available cash for operating activities.

Our only source of cash during the six months ended April 30, 2013 has been from the sale of common stock totaling $325,000, including $40,000 received upon the exercise of warrants. Management estimates that it utilized $53,200 per month in working capital on operations for the six months ended April 30, 2013, compared to the approximate $64,400 per month expended during the six month period ended April 30, 2012.

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

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through May 2013. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

On February 22, 2013, the Company issued an additional 8,000 shares of common stock to legal counsel for services rendered in the sum of $8,400.

Between February 6, 2013 and April 3, 2013, the Company issued 211,764 to a major stockholder for proceeds of $180,000, or $0.85 per share.

On April 26, 2013, the Company issued 435 and 196 shares of common stock to Jeffrey Nunez at $1.63 and $1.45 per share, respectively, in partial payment of a transaction fee due him pursuant to an April 2012 agreement whereby he received a 5% transaction fee on all monies received by the Company. See also Note 11 – “Securities Transactions – Common Stock Issued in Private Placement Transactions.”

Item 3.          Omitted as not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

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

The total number of shares of common stock outstanding and entitled to vote on February 8, 2013 was 2,397,818,199 (each carrying one [l] vote per share), of which 1,630,849,811 common stock shares voted, with 68.01% shares voting in favor of and approving the amendment. The total number of shares of Convertible Preferred Stock outstanding and entitled to vote is 1,668,371 (each carrying one [1] vote per share), of which 6,663 shares voted, all in favor of and approving the amendment. The total number of shares voting in favor of the amendment equaled or exceeded the voting required for all classes entitled to vote, which percentage vote required was more than fifty percent (50%) of the outstanding shares entitled to vote.

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

Dated: June 10, 2013	MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer)

