Form 10-Q
period 2013-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2013-09-13
CIK 808015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At September 9, 2013, there were 5,163,027 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of July 31, 2013 (Unaudited) and October 31, 2012 (Audited)	3

	Condensed Consolidated Statements of Operations Nine months Ended July 31, 2013 and July 31, 2012 and the Cumulative Period November 1, 2005 to July 31, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Nine months ended July 31, 2013 and July 31, 2013 and the Cumulative Period November 1, 2005 to July 31, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	19

Item 3.	Controls and Procedures	21

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	22

Item 3.	Omitted as not applicable	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

July 31, 2013 (Unaudited) and October 31, 2012 (Audited)

	July 31, 2013	October 31, 2012

ASSETS
Current assets:
Cash	$514	$90,132
Related party receivables	—	15,269
Inventories	67,487	25,600
Prepaid expenses	4,720	31,120
Total current assets	72,721	162,121

Fixed assets, net	91,679	123,041

Total assets	$164,400	$285,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder, net of unamortized discount of $1,752 and $5,536 in 2013 and 2012, respectively	$180,698	$136,464
Convertible notes payable, net of unamortized discount of $40,513 and $3,202 in 2013 and 2012, respectively	66,855	74,166
Accounts payable - trade	312,547	171,578
Accounts payable to officers and directors	92,329	45,583
Accrued payroll	228,542	139,040
Derivative liability	42,169	—
Anti-dilution liability	65,401	65,401
Other accrued expenses	74,245	58,555
Total current liabilities	1,062,786	690,787

Long-term liabilities:
Note payable to stockholder, net of unamortized discount of $10 and $844 in 2013 and 2012, respectively	—	46,106
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at July 31, 2013 and October 31, 2012	26,000	26,000
Total long term liabilities	26,000	72,106

Total liabilities	1,088,786	762,893

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 25,000,000 shares authorized; 5,033,077 and 4,473,715 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	50,331	44,737
Additional paid-in capital	45,276,631	44,889,013
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(18,442,147)	(17,602,280)

Total stockholders’ deficit	(924,386)	(477,731)
Total liabilities and stockholders’ deficit	$164,400	$285,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and Nine Months Ended July 31, 2013 and July 31, 2012

And the Cumulative Period November 1, 2005 to July 31, 2013

(Unaudited)

					Cumulative period
					from
	Three months ended		Nine months ended		November 1, 2005
	July 31,		July 31,		through
	2013	2012	2013	2012	July 31, 2013

Sales	$—	$—	$—	$—	$58,000
Cost of Sales	—	—	—	—	29,886

Gross profit	—	—	—	—	28,114

Operating costs and expenses:
Research and development	102,851	141,810	351,230	323,785	5,782,558
Sales, general and administrative	121,475	177,747	458,692	565,917	8,369,772

Total operating expenses	224,326	319,557	809,922	889,702	14,152,330

Loss from operations	(224,326)	(319,557)	(809,922)	(889,702)	(14,124,216)

Other income (expense):
Interest income	—	46	13	48	11,464
Interest expense	(16,038)	(54,835)	(28,053)	(362,470)	(4,938,643)
Gain on derivative instruments	2,311	10,755	2,311	55,195	151,615
Other income (expense), net	(2,616)	254,779	(2,616)	271,098	470,433
Total other income (expense), net	(16,343)	210,745	(28,345)	(36,129)	(4,305,131)

Loss from operations:
Before provision for income tax	(240,669)	(108,812)	(838,267)	(925,831)	(18,429,347)
Provision for income tax			(1,600)	(1,600)	(12,800)
Net loss	(240,669)	(108,812)	(839,867)	(927,431)	(18,442,147)
Net loss attributable to:
Non-controlling interest	(16,038)	6,267	(111,700)	(50,760)	(1,361,462)
Micro Imaging Technology, Inc. stockholders	(238,358)	(115,079)	(728,167)	(876,671)	(17,080,685)
Net loss	$(254,396)	$(108,812)	$(839,867)	$(927,431)	$(18,442,147)

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.17)	$(0.50)

Shares used in computing net loss per share, basic and diluted	4,995,291	2,983,106	4,828,493	1,839,152

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Nine months Ended July 31, 2013 and July 31, 2012

And the Cumulative Period November 1, 2005 to July 31, 2013

(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		to
	2013	2012	July 31, 2013
Cash flows from operating activities:
Net loss	$(839,867)	$(927,431)	$(18,442,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,766	24,715	214,139
Gain on extinguishment of debt	—	(273,371)	(288,192)
Change in value of derivatives	(2,311)	(55,195)	151,615
Amortization of costs and fees related to convertible debentures	11,798	232,656	1,018,106
Common stock issued for services	—	—	2,144,790
Common stock issued to officers, directors and consultants for services	993	112,796	3,212,484
Common stock issued for shares of subsidiary stock	—	—	254,000
Common stock of subsidiary issued to employees and consultants	—	—	2,815
Common stock issued as a commission	—	—	3,000
Common stock issued for accounts payable	—	—	296,583
Common stock issued to former licensee	—	—	41,319
Common stock issued/recovered on cancelled agreements	—	—	20,478
Non-cash compensation for stock options and warrants	—	—	631,923
Costs and fees related to issuance of convertible debt	—	3,288	542,540
Interest expense related to beneficial conversion feature	(1,980)	—	1,942,820
Interest paid with common stock	—	—	118,487
Interest on notes receivable for common stock	—	—	(1,373)

(Increase) decrease in assets:
Related party receivables	15,269	—	—
Prepaid expenses	26,400	(29,138)	20,871
Inventories	(41,887)	(25,600)	(143,275)
Increase (decrease) in liabilities:
Trade accounts payable	161,369	(113,628)	646,263
Accounts payable to officers and directors	46,746	76,958	799,369
Accrued payroll and other expenses	106,490	150,431	540,139
Net cash used in operating activities	(479,214)	(823,519)	(6,273,246)

Cash flows from investing activities:
Purchase of fixed assets	(6,404)	(68,786)	(223,547)
Net cash used in investing activities	(6,404)	(68,786)	(223,547)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Nine months Ended July 31, 2013 and July 31, 2012

And the Cumulative Period November 1, 2005 to July 31, 2013

(Unaudited)

			Cumulative period
			from
	Nine months ended		November 1, 2005
	July 31,		to
	2013	2012	July 31, 2013
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(24,400)	(84,889)	(1,297,900)
Proceeds from issuance of notes payable to a related party	17,900	60,000	1,137,700
Proceeds from issuance of notes and convertible notes payable	42,500	75,000	1,646,734
Proceeds from issuance of common stock	360,000	873,813	3,815,475
Net cash provided by financing activities	396,000	923,924	5,302,009

Net change in cash	(89,618)	31,619	(1,194,784)

Cash at beginning of period	90,132	5,206	1,195,298

Cash at end of period	$514	$36,825	$514

Supplemental Disclosure of Cash Flow Information

Interest paid	$271	$—	$11,256
Income taxes paid	$1,600	$1,600	$21,840

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$12,500	$352,500

Common stock issued in consideration for accounts payable and accrued payroll	$20,400	$644,177

Notes converted by stockholders	$—	$315,500

Interest paid with common stock	$1,299	$126,282

Common stock issued in consideration for loan	$—	$3,288

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of July 31, 2013, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2013. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2013 and results of operations for the periods presented.

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

Changes in Capitalization and Reverse Stock Split

On February 8, 2013, the Company effectively amended its Articles of Incorporation and decreased the authorized number of shares of Common Stock from 2.5 billion to 25 million shares. At the same time, the Company underwent a five hundred-for-one (500:1) reverse stock split of its Common Stock and Redeemable Convertible Preferred Stock. For purposes of this Quarterly Report, all issuances of common stock and options or warrants to purchase common stock, if any, are reflected retroactively in post-reverse split amounts. As of July 31, 2013, the reverse split effected by the Company resulted in a reduction in capital stock and an increase in additional paid-in capital in the amount of $24,677,786.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from several stockholders and believes this funding will continue. Management believes the existing stockholders will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

3.	Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of July 31, 2013, the amount due to a former consultant to the Company, $112,000, represented 36% of the total amount due for accounts payable to non-affiliates. As of July 31, 2013, the Company owes its current independent accounting firm $31,500, which represents 10% of the total amount due for accounts payable. An additional 21% of accounts payable, or $64,517, is due legal counsel in the Alpine MIT Partners litigation in Texas.

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

The Company argued that the lawsuit was improperly filed in Texas and that the Texas court had no jurisdiction over the Company in this matter. At a hearing on March 7, 2013, the court upheld the Company’s position and dismissed the case against the Company. In August, 2013, Alpine filed an amended Complaint against Jeffrey Nunez in the Texas case alleging tortuous interference and conspiracy to terminate the March 7, 2012 Securities Purchase Agreement. Mr. Nunez believes that the allegations of the lawsuit against him have no merit and intends to vigorously defend the matter.

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

Accrued Payroll, Payroll Taxes and Benefits

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. Estimated penalties and interest on the late filings and payments, in the sum of $27,446, have been accrued as of July 31, 2013. On September 20, 2012, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company assessing $58,858 for unpaid taxes, penalties and interest. A Notice of Tax Lien was also filed by the State of California on November 9, 2012 in the amount of $8,206, including penalty and interest. The Company has been in contact with the respective tax authorities in an effort to negotiate a payment arrangement for the taxes due.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Payroll and Benefits consist of the above payroll taxes and salaries, wages, and vacation benefits earned by employees, but not disbursed as of July 31, 2013 and includes payroll earned, but unpaid to various employees between January 16, 2013 and July 31, 2013. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

4.	Inventory

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

On July 18, 2013, the FASB issued ASU 2013-11, which provides guidance on financial statement presentation of an unrecognized tax benefit2 when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when:

●	An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position.
●	The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice).

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

ASU 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s operating results or financial position.

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

No stock-based compensation was recognized during the nine months ended July 31, 2013.

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

The following table summarizes information about options granted under the Company’s equity compensation plans through July 31, 2013 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, in the case of an employee, vested options terminate when an employee leaves the Company. The options granted have contractual lives ranging from two to ten years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	5,600	$40.00	1.2	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	145.00
Canceled	—	—
Outstanding at July 31, 2013	4,600	$19.29	0.7	$—

Summary information about the Company’s options outstanding at July 31, 2013 is set forth in the table below. Options outstanding at July 31, 2013 expire between August 2013 and January 2016.

Range of Exercise Prices	Options Outstanding July 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2013	Weighted Average Exercise Price
$7.68-$70.00	4,400	0.7	$13.35	4,400	$13.35
$150.00	200	0.1	$150.00	200	$150.00
TOTAL:	4,600			4,600

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of July 31, 2013, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2012 and changes during the nine months ended July 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	146,667	$1.00	1.78	$—
Granted	150,000	0.66
Exercised	(40,000)	1.00
Expired	—	—
Canceled	(66,667)	1.50
Outstanding at July 31, 2013	190,000	$0.87	2.6	$—

Summary information about the Company’s warrants outstanding at July 31, 2013 is set forth in the table below. Warrants outstanding at July 31, 2013 expire between April 2015 and June 2016.

Range of Exercise Prices	Warrants Outstanding July 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable July 31, 2013	Weighted Average Exercise Price
$0.50 - $1.00	190,000	2.6	$0.87	190,000	$0.87
	190,000			190,000

7.	Convertible Debentures

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

Between August 16, 2010 and February 21, 2012, the Company entered into a Securities Purchase Agreement with an unaffiliated lender in connection with the issuance of eleven (11) separate 8% convertible notes in various principal amounts, aggregating $387,500. As of September 14, 2012, the lender had converted all of the $387,500 in principal notes, plus $45,000 and $16,200 in principal penalties and accrued interest, respectively, on such notes and received a total of 663,219 shares of common stock upon the conversions at prices ranging from $0.20 to $1.95 per share.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 18, 2013, the Company entered into a new Securities Purchase Agreement with the lender in the sum of $42,500 and paid $2,500 out of the proceeds of the notes to lender for legal fees and expenses related to the referenced agreement. The note matures on April 22, 2014 and is convertible into shares of common stock at a discount of 39% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Note contains a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, the Series I Note is accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The note was recorded at fair value, using the Binomial valuation model, and a derivative liability of $42,169 was recorded for the fiscal period ended July 31, 2013. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

Pursuant to the terms of the Series I Note, the Company has instructed its stock transfer agent to reserve 780,000 shares of the Company’s common stock to be issued if the notes are converted. Such shares have been reserved, but are not considered as issued and outstanding.

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

The Company measured the fair value of the Series 1 Note by using the Binomial Valuation model. As of July 31, 2013, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Note included an exercise price of $0.31 per share, a common share price of $0.51, a discount rate of 0.014%, and a volatility of 151%.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of April 30, 2012 (See also Note 7 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 3)	(Level 3)	(Level 3)
Series 1 Notes	$—	$—	$42,169	$42,169
Total	$—	$—	$42,169	$42,169

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2012 and for the nine month period ended July 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2012	$-
Additions	44,480
Net gain included in earnings	(2,311)
Settlements	-
Balance July 31, 2013	$42,169

Other Convertible Notes

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount has been fully amortized as of July 31, 2013. The Company has expensed $17,665 in accrued interest on the note as of July 31, 2013. If the note had been converted as of July 31, 2013, the Company would have issued a total of 219,297 shares of common stock the value of which would exceed, by $46,973 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

On November 27, 2009, the Company borrowed $25,000 from an unaffiliated lender. In September 2011, the lender converted $12,500 of the principal and $2,876 in accrued interest into 17,084 shares of common stock. The Company issued an Amended and Restated Convertible Note for the $12,500 principal balance of the loan bearing 6% annual interest. The amended note matured on December 31, 2012 and on June 15, 2013, the lender converted the remaining $12,500 principal plus $1,299 in accrued interest into 23,998 shares of common stock at a conversion rate of $0.575 per share. Because the original note carried a beneficial conversion feature, the Company amortized a total of $10,507 as the intrinsic value of the note, including $3,202 which was expensed during fiscal 2013.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At July 31, 2013 and October 31, 2012, without taking into effect any unamortized discounts, convertible debentures consisted of the following:

	July 31, 2013	October 31, 2012
		(Audited)
Series 1 Note, principal and interest at 8% maturing on April 22, 2014	42,500	—

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868

Convertible notes payable to stockholder; principal and interest at 6% maturing on December 31, 2012.	—	12,500
	107,368	77,368
Less current maturities	107,368	77,368

Long term portion of Convertible and Series 1 notes payable	$—	$—

8.	Notes Payable

At July 31, 2013 and October 31, 2012, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	July 31, 2013	October 31, 2012
		(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$114,450	$136,950

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and April 20, 2011.	52,000	52,000

Unsecured notes payable to officers and directors of the Company; principal and interest at 6% payable on demand	16,000	—
	182,450	188,950
Less current maturities	182,450	142,000

Long term portion of notes payable	$—	$46,950

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Payments due Mr. Brennan since February 2013, each in the amount of $7,500, have not been made per the payment schedule. As of July 31, 2013, the principal balance due to Mr. Brennan amounts to $114,450 and, although Mr. Brennan originally waived interest on the note, the Company has accrued $9,059 in interest on that amount as of July 31, 2013.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

With the exception of the demand notes due current officers and directors and the overdue payments due to Mr. Brennan, all of the above notes payable were past due as of July 31, 2013. The Company is currently negotiating with holders of the remaining notes to either extend the maturity date or convert the notes into shares of common stock.

9.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company made no contributions to the IRA plan during the nine months ended July 31, 2013 and 2012.

10.	Securities Transactions

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

On April 20, 2012, the Company granted three-year warrants to purchase 80,000 shares of common stock to a major stockholder as part of a Subscription Agreement for the purchase of 80,000 shares of common stock at $0.75 per share. The warrants are exercisable at $1.00 per share within one year of the subscription; $2.50 per share within two years; and at $5.00 per share during the third year of the warrant. On January 11, 2013, the warrant holder exercised his right to purchase one half of the warrants granted and paid $40,000. Giving effect to the February 8, 2013 reverse stock split, the Company issued 40,000 shares of common stock at $1.00 per share on this transaction.

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

On February 6, 2013, the Company entered into a Subscription Agreement with a major stockholder to purchase up to $180,000 in shares of common stock at a purchase price of $0.85 per share over a three month period. Between February 6, 2013 and April 3, 2013, the stockholder purchased a total of 211,764 shares of common stock and paid $180,000.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 4, 2013, a major stockholder purchased 50,000 shares of common stock at $0.50 per share in a private transaction and received three-year warrants to purchase an additional 50,000 shares of common stock at $0.50 per share and another 100,000 shares of common stock at $1.00 per share.

On June 28, 2013, the Company sold 13,333 shares of common stock to a stockholder for proceeds of $10,000, or $0.75 per share.

Common Stock Issued in Cancellation of Debt

On January 16, 2013, the Company issued its legal counsel a total of 8,000 shares of common stock in payment for $12,000 in legal services rendered for $1.50 per share.

On February 22, 2013, the Company issued an additional 8,000 shares of common stock to legal counsel in payment of $8,400 in legal services rendered for $1.05 per share.

On June 15, 2013, a stockholder converted a $12,500 principal note, plus $1,299 in accrued interest, into 23,998 shares of common stock at $0.575 per share.

11.	Subsequent Events

On August 7, 2013, a major stockholder purchased 20,000 shares of common stock for proceeds of $10,000, or $0.50 per share. He received a six-month warrant to purchase an additional 10,000 shares of common stock at $1.00 per share in connection with this transaction.

On August 7, 2013, a member of the Board of Directors loaned the Company $10,000. The loan bears interest at 6% per annum and is payable on demand.

On August 13, 2013, a major stockholder purchased 60,000 shares of common stock for $0.50 per share, for proceeds of $30,000. The Company also issued a six-month warrant to purchase 30,000 shares of common stock to the purchaser at an exercise price of $1.00 per share.

On September 5, 2013, the Company sold 20,000 shares of common stock to an unaffiliated purchaser for net proceeds of $10,000, or $0.50 per share.

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

Results of Operations

References to fiscal 2013 and fiscal 2012 are for the nine month period ended July 31, 2013 and 2012, respectively.

The Company had no sales revenue during the nine months ended July 31, 2013 or 2012.

Research and development expenses for the nine month period ended July 31, 2013 increased by $27,445 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall increase mainly reflects additional expenditures for salaries and related costs, depreciation expense and marketing related expenses. There were also modest increases in overall operating costs, i.e., utilities, supplies and software related to the development program for the Company’s technology. These increases were partially offset by a decrease in consulting expenses in the current period as well as the amount expended on R&D materials and supplies. Research and development expense for the three months ended July 31, 2013 decreased by $38,959 in fiscal 2013 primarily in the areas of stockholder relations, travel, entertainment and consulting expenses. These decreases were partially offset by an increase in salaries and related expenses as the Company hired laboratory technicians during the current fiscal year.

Sales, general and administrative expenses decreased by $56,272 and $107,225 for the three and nine months ended July 31, 2013, respectively, compared to the prior year period. The decrease reflects a significant reduction in consulting costs as well as expenses associated with stockholder relations and tax accounting. This decrease was partially offset, however, by an increase in salaries and a substantial increase in legal fees related to the defense of the Texas-based lawsuit brought against the Company by Alpine MIT Partners.

The Company realized negligible interest income during the nine months ended July 31, 2013 as all available capital was utilized to sustain operations. Interest expense for the three and nine month periods ended July 31, 2013 decreased by $38,797 and $334,417, respectively, compared to the prior period reflecting the conversion of outstanding debt to equity in the past year.

The Company recognized $2,311 in non-cash gain for the three months ended July 31, 2012, related to the derivative nature of the beneficial conversion feature of the Series 1 convertible notes issued by the Company during July 2013.

Components of other income and expense reflected a gain (income) of $254,779 and $271,098 for the three and nine month periods ended July 31, 2012 on writing off old debt. No such gains were recorded during fiscal 2013.

The Company recorded the minimum state income tax provision in fiscal 2013 and 2012 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2013, the Company had working capital deficit of $990,065. This represents a working capital decrease of $461,399 compared to that reported at October 31, 2012. The decrease primarily reflects overall increases in current liabilities, i.e., accounts payable, accrued payroll, notes payable and derivative liabilities, while utilizing available cash for operating activities.

Our only source of cash during the nine months ended July 31, 2013 has been from the sale of common stock totaling $360,000, including $40,000 received upon the exercise of warrants, and $60,400 in short term loans. Management estimates that it utilized $47,000 per month in working capital on operations for the nine months ended July 31, 2013, compared to the approximate $72,100 per month expended during the nine month period ended July 31, 2012.

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

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner. The first of twenty Systems were received in July 2012, with three additional Systems received in November 2012. The Company has participated in several food safety conferences during 2012 and 2013 and brought significant attention to its MIT 1000 which has led to follow-up contacts from several high profile independent laboratories, multinational food and food safety industry leaders, as well as from prominent academic research institutes. The Company continues to develop promotional materials and enhance its website with a view toward generating sales in the near future.

The Company is developing its marketing and sales strategies with distributors in Japan and the ASEAN countries (Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar) which the Company believes will assist in generating sales revenues in the near future. The Company expects to establish additional distributing partners as its marketing plans develop.

In June 2009, the Company received Performance Test Method (PTM) Certification from the Association of Advanced Communities Research Institute (AOAC RI) for its IdentifierTM for the Listeria bacteria species, a rare but lethal food-borne infection. In 2012, the Company’s protocols for testing the pathogens E. Coli and Salmonella were accepted by the AOAC so that, once it has completed internal testing procedures (expected in early 2014), the Company will also apply for AOAC PTM Certification for those additional pathogens. When certified for the two additional pathogenic bacteria identification processes, the Company’s System will have the proven capability of identifying over 90 percent of all bacteria-causing, food-related illnesses. Concurrently, the Company is developing an IdentifierTM for Staphylococcus aureus, the potentially life-threatening, contagious bacterium that can cause widespread infections, particularly in hospitals and medical clinics.

In the opinion of management, available funds and funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through September 2013. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

At a hearing on March 7, 2013, the court dismissed the lawsuit against the Company upholding its motion that the Texas court had no jurisdiction over the matter. In August, 2013, Alpine filed an amended Complaint against Jeffrey Nunez in the Texas case alleging tortuous interference and conspiracy to terminate the March 7, 2012 Securities Purchase Agreement. Mr. Nunez believes that the allegations of the lawsuit against him have no merit and intends to vigorously defend the matter.

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

On April 26, 2013, the Company issued 435 and 196 shares of common stock to Jeffrey Nunez at $1.63 and $1.45 per share, respectively, in partial payment of a transaction fee due him pursuant to an April 2012 agreement whereby he received a 5% transaction fee on all monies received by the Company. See also Note 10 – “Securities Transactions – Common Stock Issued in Private Placement Transactions.”

On June 4, 2013, the Company sold 50,000 shares of common stock to a major stockholder for proceeds of $25,000, or $0.50 per share. As partial consideration for the transactions, the stockholder also receive three year warrants to purchase 50,000 shares of common stock at $0.50 per share and warrants to purchase 100,000 shares of common stock at $1.00 per share.

On June 15, 2013, a stockholder converted a $12,500 principal loan, plus $1,299 in accrued interest, into 23,998 shares of common stock at $0.575 per share. And on June 28, 2013, this same stockholder purchased 13,333 shares of common stock from the Company for proceeds of $10,000, at $0.75 per share.

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

Item 5.	Other Information

The Company has not yet completed its state and federal corporate income tax returns for the fiscal year ended October 31, 2012, which were due to be filed (with an extension), by July 15, 2013.

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

Dated: September 9, 2013	MICRO IMAGING TECHNOLOGY, INC.

	By:	/s/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

