Form 10-K
period 2013-10-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2014-02-13
CIK 808015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

The registrant had no sales revenues for the twelve months ended October 31, 2013.

As of February 10, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $494,050, based on a closing price for the common stock of $0.30 on the OTC Bulletin Board on such date.

At February 10, 2014, 5,313,027 shares of the Registrant’s stock were outstanding.

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

However, we believe development of an MIT System for food processing and clinical laboratory applications will be achieved more rapidly because it will not require the specialized instrumentation necessary for water monitoring. Consequently, we have focused our research efforts to address these areas, each of which we believe may achieve cost and efficiency benefits similar to the proposed water monitoring device. In addition to Cryptosporidium and Giardia protozoas, this technology has also demonstrated, in proof-of-principal testing, identification of the bacteria E. coli, Listeria monocytogenes, Listeria typhi, Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus and Streptococcus pneumoniae. The Company intends to add to the System the ability to identify additional pathogens including, but not limited to, Klebsiella, Proteus, Shigella.

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

The Food and Drug Administration currently requires elaborate laboratory procedures taking up to 64 hours to identify E. coli, Salmonella or Listeria. According to industry analysts at Strategic Consultants, Inc. (Scarborough, ME.) there were over 144 million microbiology tests performed in almost 6,000 plants. The analysts further report that food manufacturers and processors anticipate a continued increase in testing as regulatory agencies require more surveillance and monitoring programs. The MIT system identifies bacteria, after culturing, in less than 5 minutes, thus minimizing the testing and reporting time which minimizes health risks, product recall dangers and expenses to the producer.

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

In August 2007, we engaged the services of John Ricardi, JMAR’s former Vice President for Sales and Marketing. Mr. Ricardi provided sales, marketing and business development services to the Company and through his efforts thus far, the Company has appointed seven (7) exclusive distributors for MIT products in various territories, including, Taiwan and China, Puerto Rico and the Caribbean, Bulgaria, the United Kingdom and Ireland, Vietnam, Laos and Cambodia, South Korea, Turkey, Malaysia and a number of ASEAN countries (including Singapore, Thailand, Brunei, Indonesia, Philippines, and Myanmar).

Patents

In July 2002, we were granted U.S. Patent No. 6,639,672 on our MIT rapid microbe detection technology. We also received a U.S. Continuation-in-part patent on this technology on October 28, 2003 which expired in October 2011 for failure to pay the required maintenance fee.

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

“Micro Imaging Technology” and “Micro Identification Technologies” are registered trademarks of the Company.

Research and Development

During fiscal 2013, we expended $411,015 primarily on our MIT System research program to develop a microbiological detection and monitoring system derived from the technology acquired from Wyatt in October 1997. We concluded Phase 1 research on the Micro Imaging System in 1998 with a laboratory system that was used to prove the scientific principal and initiated phase two of our research program which resulted in the development of a more advanced system and the culmination of the library for the identification for various pathogens. We expect to continue to incur and accelerate additional research and development costs on this MIT System project through continued product development and library expansion efforts.

During fiscal 2012, we spent $489,044 on similar research and development activities.

Compliance with Environmental Laws

We do not produce hazardous waste as a result of our research activities. Consequently, our costs for compliance with federal, state and local environmental laws are negligible.

Personnel

As of October 31, 2013, we employed 5 full-time employees or consultants, of whom three were engaged in administrative, marketing, accounting and clerical functions and two were engaged in research and development of the Company’s MIT System. To implement our MIT business strategies, we anticipate that we will hire additional employees in fiscal 2014. However, we cannot predict with any certainty when we will hire any additional personnel. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement. Our future success will be dependent upon our ability to attract and retain qualified personnel.

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

We have a history of losses which are likely to continue

From our inception in 1979 through October 31, 2013, we have accumulated a loss of $46,408,681 and a net stockholders’ deficit of $1,023,269, The accumulated loss is principally due to expenses incurred in the development of the now disposed of EDI product, initial manufacturing start-up costs, initial marketing efforts, administrative expenses and interest, as well as the expenses associated with the research and development of MIT laser-based monitoring technology acquired in 1997. The report of our independent registered public accounting firm for the fiscal year ended October 31, 2013 contains an explanatory paragraph as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements and in Item 6 - “MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

We have limited patent protection

We may not be able to afford the expenses required to enforce the patent we now or in the future may own and no assurances can be given that any patents would be upheld if challenged, or if upheld, would provide us with meaningful protection. We also rely on trade secrets and know-how as regards the MIT technology that is not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that:

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

If we fail to attract and retain key personnel, our ability to compete will be harmed

Our future success is highly dependent on our ability to attract, retain and motivate qualified personnel, including technical personnel, executive officers and other key management. The loss or unavailability of services of one or more of our key employees, including Jeffrey Nunez, our chief executive officer, or our inability to attract and retain qualified personnel, could have a material adverse effect on our ability to operate effectively.

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

Item 2.   Properties

In January 2006, we executed a one-year lease, with an option to renew for up to five one-year terms, on a 4,100 sq. ft. facility in San Clemente, California commencing on April 1, 2006 at the rate of $3,650 per month. On April 1, 2008, our lease payment increased to and remains at $3,895 per month through our lease extension date of March 31, 2014.

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

On or about October 4, 2013, Mr. Brennan filed a lawsuit in the California Superior Court of Los Angeles for breach of contract for failure to pay monies due him under an agreement executed in April 2012 at the time of his resignation. The lawsuit seeks $123,509 in principal damages, interest, costs and attorney fees. The Company has filed an answer to the complaint and is contesting the amount due Mr. Brennan.

See also Note 13 – “Subsequent Events.”

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

		Common Stock Bid Prices
		High	Low
Fiscal 2012	First Quarter	4.65	2.10
	Second Quarter	2.75	1.00
	Third Quarter	2.50	0.70
	Fourth Quarter	1.80	1.15
Fiscal 2013	First Quarter	1.85	0.95
	Second Quarter	1.45	0.55
	Third Quarter	1.00	0.50
	Fourth Quarter	1.00	0.34
Fiscal 2014	First Quarter (through February 10, 2014)	0.75	0.30

The market for our common stock is sporadic and quoted prices may not represent the true value of the securities.

As of October 31, 2013, the Company had approximately 350 holders of record of its common stock.

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

Between February 6, 2013 and April 3, 2013, the Company issued 211,764 to a major stockholder for proceeds of $180,000, or $0.85 per share. This stockholder also purchased 60,000 shares of common stock on August 13, 2013 for $0.50 per share and received, as partial consideration, a six-month warrant to purchase an additional 30,000 shares of common stock for $1.00 per share.

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

Between August 7, 2013 and October 17, 2013, a major stockholder purchased 40,000 shares of common stock for total consideration of $20,000, or $0.50 per share. Additionally, he received six-month warrants to purchase 20,000 shares of common stock at $1.00 per share as partial consideration for these transactions.

On September 5, 2013, an unaffiliated individual purchased 20,000 shares of common stock for $0.50 per share.

All of these securities issuances were in private direct transactions exempt under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder.

Equity Compensation Plan Information

The following table provides information as of October 31, 2013 with respect to shares of our common stock that may be issued under equity compensation plans.

Plan category	Number of securities issued under the Plan	Weighted average price of securities issued	Number of securities remaining available for future issuance
2012 Employee Benefit Plan	44,500	$1.73	75,500

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

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended October 31, 2013 and 2012

We posted our first sale since fiscal 2007 of an MIT system in October 2009, for gross proceeds of $18,000. No product sales occurred during fiscal 2013 and 2012. Our limited working capital has not yet allowed us to spend any significant resources on advertising and marketing efforts.

Research and development expenses for the fiscal year ended October 31, 2013 decreased by $78,029 compared to the prior year. These expenses arise from the program which we initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The overall decrease primarily reflects a $45,230 reduction in expenditures for materials and supplies; a decrease of $43,123 in temporary labor expense for lab technicians; and a $78,592 reduction in consulting expense in 2013. These decreases were partially offset by a $67,146 increase in salaries and related expenses.

Sales, general and administrative expenses decreased by $149,759 for the fiscal year ended October 31, 2013 compared to the prior year period. The decrease reflects a $183,740 reduction in consulting expense in the current fiscal year and reductions of $23,072 and $36,386 for shareholder relations expense and travel and entertainment expenses, respectively. These decreases were offset by a $55,156 increase in salaries and a $65,576 increase in legal expenses in the current fiscal year.

Interest income is generated from short-term investments and showed no significant change in fiscal 2013.

Interest expense for the fiscal year ended October 31, 2013 decreased by $317,918 compared to the prior fiscal year and primarily reflects the costs of borrowing during the prior fiscal period.

The Company recognized $8,753 and $42,043 in non-cash gains due to certain convertible notes and anti-dilution provisions, respectively. These gains are a result of the Company’s accounting for these features at each measurement period.

Components of other income, other than interest, decreased by $246,492 for the fiscal year ended October 31, 2013 compared fiscal 2012. In the prior year, the Company realized a gain from debt settlements, writing off accrued interest on notes payable, and writing off a number of long-standing accounts payable which the Company contests and for which no demand has been made in over four years.

We recorded the minimum state income tax provision in fiscal 2013 and 2012 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At October 31, 2013, we had working capital deficit of $1,108,839. This represents a working capital decrease of $580,173 compared to that reported at October 31, 2012. The decrease primarily reflects overall increases in current liabilities, i.e., accounts payable, accrued payroll, notes payable and derivative liabilities, while utilizing available cash for operating activities.

We sold no products in fiscal 2013 or 2012. Our primary source of cash during the fiscal year ended October 31, 2013 was from the issuance of equity and various loans totaling $420,000 and $125,800, respectively. During fiscal 2013, we borrowed $40,800 from various officers and directors of the Company, $4,800 of which has been repaid. An additional $80,000, net of $5,000 in legal fees, was borrowed from an unaffiliated lender in 2013. During fiscal 2013, we sold 598,431 shares of common stock for net proceeds of $380,000. In addition, we issued 40,000 shares of common stock upon the exercise of warrants at $1.00 per share. Because the Company had limited ability to obtain working capital, the terms under which we sold shares and/or borrowed funds were often more costly than if the Company were in a stronger financial position.

Management estimates that it required working capital approximating $45,000 per month to maintain operations during fiscal 2013, compared to the approximate $82,000 per month expended during fiscal 2012.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2013 which raises substantial doubt about our ability to continue as a going concern.

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

During fiscal 2013, the Company issued $85,000 in convertible debentures to Asher Enterprises, Inc. which are convertible into shares of common stock, at the discretion of the holder, commencing 180 days following the date of the Note. The loans carry anti-dilution provisions and bear interest at 8% per annum. They are convertible at a 39% discount to the average of the lowest three closing bid prices of the common stock during the ten trading days prior to conversion. See also Item 13 – “Subsequent Events.”

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

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner. The first Systems were received in July 2012, with three additional Systems received in November 2012. The Company participated in several food safety conferences during 2012 and 2013 and brought significant attention to its MIT 1000 which has led to follow-up contacts from several high profile independent laboratories, multinational food and food safety industry leaders, as well as from prominent academic research institutes.

In October 2013, the Company announced that it is collaborating with the Northern Michigan University (NMU) Department of Biology to identify and differentiate Staphylococcus aureus (S. aureus) and the “superbug,” Methicillin Resistant S. aureus (MRSA). The goal of this strategic research with NMU is to rapidly and cost-effectively identify these two particular healthcare threats using the MIT 1000 System. Staph infections can range from mild skin problems to potentially fatal conditions if the bacteria invade deeper into the body. Most can be easily treated. Some Staphs, however, are drug-resistant. The faster the responsible disease causing bacteria is identified, the faster the appropriate treatment can begin. This is the driving goal behind the NMU/MIT collaboration using the MIT 1000 to differentiate between the common S. aureus and MRSA. At this stage, the collaboration involves scientists from MIT and NMU gathering preliminary data and developing collaborative research proposals seeking funding in support of continued research.

Also in October 2013, the Company announced a strategic research collaboration with Purdue University to prove the concept of faster, cheaper, and easier pathogen testing for Listeria and Listeria monocytogenes in foods using laser light scattering. The partnership pairs similar laser light scattering technologies developed independently by each contributor to demonstrate the speed and accuracy of using non-biological methods to provide a simple, rapid, and cost-effective solution to food pathogen testing.

In December 2013, the Company announced that its MIT 1000 System can now identify the potentially life-threatening bacteria Staphylococcus. Staph is one of the five most common causes of infections after injury or surgery and can lead to very serious complications with the lung (pneumonia), brain (meningitis), bone (osteopmyelitis), heart (endorcarditis), and blood (bacteremia and septicemia). The addition of this Identifier opens the door for the MIT 1000 Technology to enter the clinical pathogen detection and identification arena. The Identifier is available now and the Company plans to submit it for AOAC certification as soon as possible.

The Company is developing its marketing and sales strategies with distributors in Japan and the ASEAN countries (Malaysia, Singapore, Thailand, Brunei, Indonesia, Philippines, Vietnam, Cambodia, Laos and Myanmar) which the Company believes will assist in generating sales revenues in the near future. The Company expects to establish additional distributing partners as its marketing plans develop. The Company also continues to develop promotional materials and enhance its website with a view toward generating sales in the near future.

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

In the opinion of management, funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through March 2014. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

The information required by Item 7 is included on pages F-1 to F-30.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective for the fiscal year ended October 31, 2013.

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

Item 9B.   Other Information

None

PART III

Item 10.   Directors and Executive Officers of the Registrant Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeffrey G. Nunez	54	Director (Chairman) and Chief Executive Officer
Victor A. Hollander	81	Director and Chief Financial Officer
Gregg J. Newhuis	54	Director
Catherine Patterson	61	Corporate Secretary

The Company does not currently have an Audit Committee and as of October 31, 2013, there are two vacancies on the Board of Directors.

Jeffrey G. Nunez, 54, was named to the Board of Directors and appointed Chief Executive Officer on April 20, 2012. Mr. Nunez has provided investment and public relations consulting services to the Company since October 2006 and has assisted the Company in negotiating and concluding numerous financing arrangements during his consultancy. Previously, Mr. Nunez served as Chairman of Lexicon, and led its Advisory Services division. His early work with Government Securities, Corporate Bonds and Municipal Bonds led him to Shearson Lehman Brothers as Vice President of Investments and then Prudential Securities Inc. as Senior Vice President of Investments. His career is benchmarked by high production levels (consistently ranked in the national top ten percent).

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

Victor A. Hollander, 81, was named to the Board of Directors on August 2, 2006 and as Chief Financial Officer on November 1, 2008. Mr. Hollander was licensed to practice public accounting in California in 1958. In 1965, he established and was the partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978, he left the firm and ultimately formed the accounting firm of Hollander, Gilbert & Co., and in February 2001, this firm was merged with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP. Mr. Hollander had been with an East Coast accounting firm since 2002, as Managing Director of the West Coast Group. Mr. Hollander retired from the firm in January 2007 and currently performs SEC consulting services. Mr. Hollander, during his professional career, has been active in local, state and national professional activities. He has served on various Los Angeles Chapter, California Society of Certified Public Accountants and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees.

Gregg J. Newhuis, 54, joined the Board of Directors of Micro Imaging Technology, Inc. on May 7, 2012. Mr. Newhuis brings over thirty years of equipment leasing, asset-based financing as well as commercial and retail banking experience to the Board. A 1981 graduate of Eastern Illinois University, he earned a Bachelor of Science degree with a major in Finance and minor in Economics. Mr. Newhuis started his finance career in 1981 with Walter E. Heller & Co., working in the Municipal Finance and the Commercial Industries divisions. In 1987, he accepted a position with Phoenixcor Financial, a New York-based finance company, to open and manage an office for them in Hinsdale, IL. In 1991, Mr. Newhuis accepted an offer from Toshiba Machine Co., America (a seller of plastic injection molding machines, machine tools, aluminum die cast machines and robotic equipment) to start and run an in-house private label finance company. He currently continues to operate in this capacity.

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

Catherine Patterson, 61, originally became our Secretary in May 1989, was Assistant Secretary from May 1986 to May 1988, held the position of Treasurer from August 1984 to February 1986, and was a director for a short time in 1984. She served as Chief Financial Officer from June 1990 through October 1998. Ms. Patterson took a two-year sabbatical and returned to the Company in April 2012 and served as Corporate Secretary and Chief Accounting Officer. From 1971 until she joined us in 1981, she was a legal secretary for various Michigan law offices, including General Motors Corporation, where she dealt closely with various corporate sectors and counsels throughout the United States and Puerto Rico and portions of Canada and South America. Ms. Patterson left the Company’s employ in December 2013. Her resignation was not the result of any disagreement with the Company.

Directors serve until the next Annual Meeting of Stockholders when their successors are elected and qualified. Officers, subject to any employment agreements, serve at the pleasure of the Board of Directors.

Key Employees

David Haavig, 59, a Ph.D. in Physics, joined the Company in May 1998 as General Manager of Micro Imaging Technology, its wholly owned subsidiary. Dr. Haavig has over 25 years experience in instrument design in computer software with applications in optical measurements and analysis. From August 1991 to May 1998, he served as electrical design engineer for San Diego-based Science Applications International Corporation, where he was responsible for the mechanical and electrical design of microprocessor controlled, autonomously controlled instruments. He also served as project manager and technical director on various system development projects. Dr. Haavig received his Bachelor of Science degree in Physics (Cum Laude) from the University of Seattle and his Master of Science and Ph.D. degrees in Physics from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. The following table provides information regarding any of the reports which were filed late during the fiscal year ended October 31, 2013:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Victor A. Hollander	Form 4 – Statement of Changes in Beneficial Ownership	1
Gregg J. Newhuis	Form 4 – Statement of Changes in Beneficial Ownership	2

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

The following table sets forth summary information regarding compensation paid for the years ended October 31, 2013, 2012, and 2011 to the officers of the Company.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Michael Brennan	2012	78,161	-	1,279	-	-	-	-	79,440
CEO (4)	2011	180,000	-	41,385	29	-	-	-	221,414

Jeffrey G. Nunez	2013	144,000	-	-	-	-	-	7,000	151,000
CEO (5)	2012	60,000	20,000	78,300	-	-	-	65,950	224,250

Victor Hollander	2013	60,000	-	-	-	-	-	-	60,000
CFO (6)	2012	90,000	-	-	-	-	-	-	90,000
	2011	120,000	-	18,000	-	-	-	-	138,000

Catherine Patterson	2013	75,600	-	-	-	-	-	-	75,600
Secretary (7)	2012	40,950	-	-	-	-	-	-	40,950

(1)	The Company determines the fair market value of stock awards issued as the closing bid price of the Company’s common stock as of the trading date immediately prior to the award.

(2)	The values of the option awards granted, if any, were estimated using the Black-Scholes Option Pricing Model.

(3)	We are not required to report the value of personal benefits unless the aggregate dollar value was at least 10 percent of the executive officer’s salary and bonus or $10,000. The Company has provided no officer with any personal benefits, including, but not limited to, allowances for vacations, automobiles, or health insurance.

(4)	Mr. Brennan was named Chief Executive Officer on August 2, 2006. Until he resigned on April 13, 2012, he received cash compensation of $15,000 and 100 shares of common stock per month as his base salary. Between September 1, 2007 and December 31, 2007, also as part of his base salary, Mr. Brennan received 50,000 shares of common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. Mr. Brennan’s employment arrangement also provided that he receive an annual award of 1,200 two-year options in August of each year to purchase common stock at an exercise price of $150.00 per share. No such options were issued in fiscal 2012.

(A)	During fiscal 2011, pursuant to his employment arrangement, Mr. Brennan received $180,000 in compensation; 1,200 shares of common stock at prices ranging from $2.00 to $5.00 per share for an aggregate value of $5,385; and options to purchase 200 shares of common stock valued at $29.

As consideration for additional services rendered during fiscal 2011, Mr. Brennan also received 12,000 shares of common stock at $3.00 per share, for a total value of $36,000.

(B)	Between November 1, 2011 and April 13, 2012, the date of Mr. Brennan’s resignation from the Company, he received $78,161 in compensation and 500 shares of common stock at prices ranging from $1.80 to $3.25 per share for an aggregate value of $1,279.

(5)	Mr. Nunez was appointed Chief Executive Officer effective April 1, 2012.

(A)	Mr. Nunez received compensation at the rate of $8,000 per month from April through September 2012. His compensation increased to $12,000 per month commencing October 1, 2012. Pursuant to his April 1, 2012 consulting arrangement, he received a signing bonus of $20,000 and 40,000 shares of common stock in April 2012. Mr. Nunez also received reimbursement for a total of $12,950 in expenses associated with his relocation from Austin, Texas to California in September 2012. As of October 31, 2012, Mr. Nunez had received $13,269 in excess of fees and expenses due him. Such amount was recorded as a receivable by the Company at October 31, 2012.

(B)	Per the April 1, 2012 Consulting Agreement with Mr. Nunez, the Company agreed to pay Mr. Nunez a 5% “Transaction Fee” on all proceeds received by the Company. The fee is payable in common stock valued as the average closing price of the common stock for the five (5) trading days prior to the transaction. In fiscal 2012, the Company issued Mr. Nunez 35,513 shares of common stock, valued at $53,000, pursuant to this arrangement. In fiscal 2013, Mr. Nunez received an additional $7,000 in cash and stock as commission. This provision of the agreement was terminated by mutual consent as of January 31, 2013.

(6)	Mr. Hollander was named Chief Financial Officer effective November 1, 2008. He received an accrued salary of $10,000 per month from November 2011 through April 2012. Commencing May 1, 2012, Mr. Hollander’s salary accrues at the rate of $5,000 per month.

(A)	During fiscal 2011, Mr. Hollander received accrued compensation of $120,000. For additional services rendered during fiscal 2011, Mr. Hollander also received 6,000 shares of common stock at $3.00 per share, valued at $18,000.

(B)	Mr. Hollander received compensation of $90,000 for services rendered during fiscal 2012, which amount was accrued.

(C)	Compensation of $60,000 was accrued for services rendered by Mr. Hollander during fiscal 2013.

(7)	Ms. Patterson was compensated at the rate of $7,300 per month. Ms. Patterson resigned from the Company effective December 26, 2013.

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

Michael W. Brennan – resigned from the Company effective April 13, 2012

On August 2, 2006, we entered into a five-year employment arrangement with Michael W. Brennan when he became the Chief Executive Officer of the Company. Mr. Brennan resigned from his positions on the Company’s Board of Directors and as Chief Executive Officer in April 2012. The resignation of Mr. Brennan was not the result of any disagreements with the Company. As Chief Executive Officer, his compensation arrangement provided for the following:

●	Compensation of $10,000 per month, payable $5,000 in cash and $5,000 in the Company’s common stock (value of stock at $0.10 per share), issuable as each month of service occurs, for a period of five years. The annual valuation of this compensation is $60,000 in cash and 1,200 restricted common shares. Between September 1, 2007 and December 31, 2007, Mr. Brennan also received 50,000 shares each month of the common stock of the Company’s Nevada subsidiary, Micro Imaging Technology. Commencing November 1, 2008, Mr. Brennan’s salary increased to $15,000 per month through his resignation date.

●	For each year of service, Mr. Brennan was granted two-year warrants to purchase 200 shares of restricted common stock at an exercise price of $1.50 per share. Such warrants vest in their entirety at the conclusion of each year of service.

Jeffrey G. Nunez

On April 1, 2012, the Company entered into a one-year Consulting Agreement with Mr. Nunez which provided for the following consideration:

●	Compensation of $8,000 per month during the term of the agreement.

●	A retainer fee in the amount of $20,000 and 40,000 shares of the Company’s common stock valued at $78,300.

●	A 5% “transaction fee” on all proceeds received by the Company during the term of the agreement, payable in common stock of the Company. This provision of the agreement was terminated by mutual consent as of January 31, 2013.

On April 20, 2012, Mr. Nunez was appointed to the Board of Directors and named President and Chief Executive Officer. The Board of Directors increased his monthly compensation to $12,000 effective October 1, 2012.

Compensation of Directors

No Board members received compensation for their service during fiscal 2013.

Equity Compensation Plans

2012 Employee Benefit Plan

On February 14, 2012, the Board of Directors adopted the 2012 Employee Benefit Plan which is authorized to grant up to 120,000 shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. On April 30, 2012, the Company issued 28,500 shares of common stock under the Plan to a consultant for services rendered. The value of the shares was $57,000, or $2.00 per share. An additional 8,000 shares of common stock were issued to legal counsel for services rendered both on January 16, 2013 and February 22, 2013 at a fair market value of $1.50 and $1.00 per share, respectively.

See also Item 14 – “Subsequent Events.”

All options are non-transferable except by will or the laws of descent and distribution and terminate six months after death or termination of employment due to permanent disability and three months after employment terminates for any other reason.

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers and directors at October 31, 2013:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Catherine Patterson	2,000	—	$7.69	02/05/14	—	—

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of February 10, 2014 with respect to the common stock and Convertible Preferred Stock owned by the only persons known by us to own beneficially 5% or more of any of these classes of stock, by each director and by all directors and officers as a group.

Name **	Common Stock (1)(2)	% of Class	Convertible Preferred Stock(3)	% of Class	% of Voting Power (4)
Anthony M. Frank 320 Meadowood Court Pleasant Hill, CA 94523	541,040	9.1%	—	—	9.1%
Victor A. Hollander 970 Calle Amanecer, Suite F San Clemente, CA 92673	375,824	6.3%	—	—	6.3%
Gregg J. Newhuis 970 Calle Amanecer, Suite F San Clemente, CA 92673	1,875,645	31.5%	—	—	31.5%
Jeffrey G. Nunez 970 Calle Amanecer, Suite F San Clemente, CA 92673	332,294	5.6%	—	—	5.6%
Catherine A. Patterson	52,101	*	4	*	*
Robert A. Pett 970 Calle Amanecer, Suite F San Clemente, CA 92673	976,291	16.4%	9	*	16.4%
Estate of Harry M. O’Hare, Sr. (5) 1000 El Centro S. Pasadena, CA 91030	173	*	1,863	35.8%	*
All officers and directors as a group (4 persons)	2,635,864	44.3%	4	*	44.2%

*	Less than 1%

**	Includes address of five percent or more stockholders of any class.

(1)	Includes 168 shares of common stock issued upon conversion of Class B common stock held by founder, Harry M. O’Hare, who passed away in November 2006. Pursuant to the restrictions imposed on the Class B common stock by the California Corporation Commission prior to the Company’s initial public offering in 1987, upon the death of Mr. O’Hare, the Class B common stock automatically converts into share of common stock on a share-for-share basis.

(2)	Includes currently exercisable warrants or options to purchase an aggregate of 277,000 shares of the Company’s common stock held by the officers and directors referred to in the above table.

(3)	The Convertible Preferred Stock was convertible into common stock only if specified earnings or market prices of the common stock were achieved prior to October 31, 1990. The specified earnings and market prices were not achieved and as of January 31, 1991, we were required to redeem these shares at $5.00 per share as of the fiscal year ended October 31, 1999. See Part II - Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

(4)	Reflects the voting rights of the common stock and Convertible Preferred Stock, each of which carries one vote per share.

(5)	Mr. O’Hare, the Company’s founder, passed away on or about November 13, 2006.

Item 13.   Certain Relationships and Related Transactions.

Mr. Michael W. Brennan

Mr. Brennan resigned from the Company’s Board of Directors and as Chief Executive Officer on April 13, 2012. His resignation was not the result of any disagreements with the Company. As of April 13, 2012, the Company owed Mr. Brennan $160,000 in principal loans; $24,339 in accrued interest; and $13,111 in accrued consulting fees – for an aggregate total of $197,450. The Company agreed to pay Mr. Brennan the amount due over a 25-month payment schedule without interest. However, due to lack of funds, except for a $1,000 payment in August 2013, payments due Mr. Brennan since February 2013, each in the amount of $7,500, have not been made per the payment schedule. In October 2013, Mr. Brennan filed a lawsuit against the Company for breach of the payment contract seeking $123,509 in damages, plus interest, attorney fees and expenses. See Item 3 – “Legal Proceedings.” See also Note 6 – “Notes Payable to an Officer and Stockholders” – in the Notes to Consolidated Financial Statements.

Mr. Anthony M. Frank

In February 2013, Mr. Frank entered into a Subscription Agreement to purchase 211,764 shares of common stock at $0.85 per share for which the Company received $180,000.

Mr. Frank purchased an additional 60,000 shares of common stock on August 13, 2013 for $30,000, or $0.50 per share.

See also Item 14 – “Subsequent Events.”

Mr. Victor A. Hollander

On January 11, 2013, Mr. Hollander, the Company’s Chief Financial Officer, purchased 3,333 shares of common stock and paid $5,000, or $1.50 per share.

On June 3, 2013, Mr. Hollander loaned the Company the sum of $5,000. The loan bears 6% annual interest and is payable on demand.

Gregg J. Newhuis

On May 8, 2012, Board member, Gregg J. Newhuis, entered into a Subscription Agreement, as amended on October 31, 2012, to purchase a total of 1,800,000 shares of the Company’s common stock at $0.50 per share over a six-month period. Mr. Newhuis also received a one-year option to purchase up to an additional 266,667 shares of common stock at $1.50 per share in September 2012. This option was cancelled in October 2012. The Company received the final $100,000 from Mr. Newhuis on November 29, 2012 pursuant to his May 2012 subscription arrangement and issued 200,000 shares of common stock at $0.50 per share.

Between May 20, 2013 and October 18, 2013, Mr. Newhuis loaned the Company a total of $31,000. The loans bear interest at 6% per annum and are payable on demand.

See also Item 14 – “Subsequent Events.”

Jeffrey G. Nunez

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

See also Item 14 – “Subsequent Events.”

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of October 31, 2013 and 2012

Statements of Operations for the years ended October 31, 2013 and 2012

Statements of Stockholders’ Deficit for the years ended October 31, 2013 and 2012

Statements of Cash Flows for the years ended October 31, 2013 and 2012

Notes to Financial Statements

(b)	Reports on Form 8-K

On June 14, 2013, the Company filed Form 8-K to report an Amendment to its Articles of Incorporation decreasing the total number of authorized shares of the Company’s common stock from 2,500,000,000 shares to 25,000,000 and a 500-to-1 reverse split with respect to its common stock and convertible preferred stock..

(c)	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on February 28, 1989).

3.2	By-Laws of the Registrant, as amended, (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 33-10669, filed on December 15, 1986).

4.1	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on December 6, 2007).

10.10.CF	8% Convertible Term Note with Anthony M. Frank - November 3, 2008 (incorporated by reference to Exhibit 10.10.CF to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CG	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CG to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.10.CH	Debt Conversion Agreement – December 15, 2008 (incorporated by reference to Exhibit 10.10.CH to Schedule 13D/A of Anthony M. Frank filed on December 15, 2008).

10.68	Securities Purchase Agreement with Ascendant Capital Group, LLC (incorporated by reference to Exhibit 10.68 to Form 8-K filed on October 6, 2009.

10.12	1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Definitive Proxy Statement filed on May 24, 1999).

10.12.A	Micro Imaging Technology, Inc. 2008 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 6, 2007).

10.12.B	Micro Imaging Technology, Inc. 2008 Employee Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 7, 2008).

10.12.C	Micro Imaging Technology, Inc. 2009 Employee Benefit Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on October 23, 2008).

10.19	Form of Indemnity Agreement with each current Officer and Director. (incorporated by reference to Exhibit 10.19 to Definitive Proxy Statement filed on May 4, 1988).

10.20	Investment Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.20 to Form S-1 as filed with the SEC on May 7, 2010.
10.21	Registration Rights Agreement dated May 4, 2010 with Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.21 to Form S-1 as filed with the SEC on May 7, 2010.
21.1	Subsidiaries of Micro Imaging Technology, Inc. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	906 Certification of Chief Executive Officer *

32.2	906 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 15.   Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Farber Hass Hurley LLP for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2013 and 2012 were $13,500 and $43,500, respectively. Management estimate that the fees associated with the audit of the Company’s financial statements for the fiscal year ended October 31, 2013 will approximate $30,000.

Tax Fees.

Fees billed by Jeffrey S. Gilbert, CPA for professional services for tax compliance, tax advice and tax planning were $5,000 for the fiscal year ended October 31, 2012. We anticipate incurring fees for fiscal 2013 tax services following the submission of this Annual Report on Form 10-K of approximately $5,000.

Other Fees.

Other fees billed to the Company by Jeffrey S. Gilbert, CPA for tax compliance and auditing services related to the Company’s proxy and other regulatory filings totaled $4,875 for the fiscal year ended October 31, 2012.

Fees bill to the Company for similar professional services rendered by Farber Hass Hurley LLP for the fiscal year ended October 31, 2012 were $2,500.

The Company did not incur similar professional fees during fiscal 2013.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto.

Dated: February 13, 2014.

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

Signatures

/S/ JEFFREY G. NUNEZ	Chairman and Chief Executive Officer	February 13, 2014
JEFFREY G. NUNEZ	(principal executive officer)

/S/ VICTOR A. HOLLANDER	Director and Chief Financial Officer	February 13, 2014
VICTOR A. HOLLANDER	(principal financial and accounting officer)

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Table of Contents

October 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Micro Imaging Technology, Inc.

We have audited the accompanying balance sheets of Micro Imaging Technology, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2013 and 2012 and the cumulative period from November 1, 2005 (date of inception) to October 31, 2013. Micro Imaging Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Imaging Technology, Inc. and Subsidiary (A Development Stage Company) as of October 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended October 31, 2013 and 2012 and the cumulative period from November 1, 2005 (date of inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency of $1,023,269 that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Granada Hills, California
February 13, 2014

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	October 31,
	2013	2012

ASSETS
Current assets:
Cash	$5,007	$90,132
Related party receivables	-	15,269
Inventories	67,487	25,600
Prepaid expenses	897	31,120
Total current assets	73,391	162,121

Fixed assets, net	111,570	123,041

Total assets	$184,961	$285,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Notes payable to stockholder, net of unamortized discount of $844 and $5,536 in 2013 and 2012, respectively	$200,606	$136,464
Convertible notes payable, net of unamortized discount of $60,050 and $3,202 in 2013 and 2012, respectively	89,818	74,166
Accounts payable - trade	336,372	171,578
Accounts payable to officers and directors	131,472	45,583
Accrued payroll	244,031	139,040
Derivative liability	75,557	-
Anti-dilution liability	23,358	65,401
Other accrued expenses	81,016	58,555
Total current liabilities	1,182,230	690,787

Long-term liabilities:
Note payable to stockholder, net of unamortized discount of $0 and $844 in 2013 and 2012, respectively	-	46,106
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at October 31, 2013 and October 31, 2012	26,000	26,000
Total long term liabilities	26,000	72,106

Total liabilities	1,208,230	762,893

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.01 par value; 25,000,000 shares authorized; 5,153,027 and 4,473,715 shares issued and outstanding at October 31, 2013 and October 31, 2012, respectively	51,531	44,737
Additional paid-in capital	45,335,031	44,889,013
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(18,600,630)	(17,602,280)
Total stockholders’ (deficit)	(1,023,269)	(477,731)
Total liabilities and stockholders’ (deficit)	$184,961	$285,162

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended October 31, 2013 and 2012 and

Cumulative period from November 1, 2005 through October 31, 2013

			Cumulative period
			from
			November 1, 2005
	October 31,		through
	2013	2012	October 31, 2013

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	411,015	489,044	5,842,343
Sales, general and administrative	566,883	716,642	8,477,963

Total operating expenses	977,898	1,205,686	14,320,306

Loss from operations	(977,898)	(1,205,686)	(14,292,192)

Other income (expense):
Interest income	13	92	11,464
Interest expense	(67,045)	(384,963)	(4,977,635)
Gain on derivative instruments	8,753	56,747	158,057
Other income (expense), net	39,427	285,919	512,476
Total other income (expense), net	(18,852)	(42,205)	(4,295,638)

Loss from operations:
Before provision for income tax	(996,750)	(1,247,891)	(18,587,830)
Provision for income tax	(1,600)	(1,600)	(12,800)
Net loss	(998,350)	(1,249,491)	(18,600,630)
Net loss attributable to:
Non-controlling interest	(131,721)	(92,409)	(1,381,483)
Micro Imaging Technology, Inc. stockholders	(866,629)	(1,157,082)	(17,219,147)
Net loss	$(998,350)	$(1,249,491)	$(18,600,630)

Net loss per share, basic and diluted	$(0.20)	$(0.52)

Shares used in computing net loss per share, basic and diluted	4,880,189	2,406,315

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Series C	Series D			Series C	Series D
	Convertible	Convertible		Class B	Convertible	Convertible		Class B		Note
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Additional	Receivable
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Paid-in	Common	Accumulated
	(Shares)	(Shares)	(Shares)	(Shares)	($)	($)	($)	($)	Capital	Stock	Deficit	Total
Balance, October 31, 2005	250,000	250,000	25,932	168	$250,000	$250,000	$259	$2	$25,964,733	$(36,247)	$(27,809,201)	$(1,380,454)
Common stock issued for convertible debt, $70.00 per share	-	-	617	-	-	-	6	-	43,215	-	-	43,221
Common stock and warrants issued in exchange for surrender of common stock in subsidiary, $170.00 per share	-	-	2,353	-	-	-	23	-	253,978	-	-	254,001
Interest expense related to beneficial conversion feature on stock exchanged for subsidiary stock	-	-	-	-	-	-	-	-	1,944,800	-	-	1,944,800
Common stock issued to officers for services, $40.00 per share	-	-	100	-	-	-	1	-	3,999	-	-	4,000
Common stock issued to officers for services, $70.00 per share	-	-	100	-	-	-	1	-	6,999	-	-	7,000
Common stock issued to officers for services, $90.00 per share	-	-	100	-	-	-	1	-	8,999	-	-	9,000
Common stock issued to officers for services, $100.00 per share	-	-	100	-	-	-	1	-	9,999	-	-	10,000
Common stock issued to officers for services, $115.00 per share	-	-	100	-	-	-	1	-	11,499	-	-	11,500
Common stock issued to officers for services, $125.00 per share	-	-	100	-	-	-	1	-	12,499	-	-	12,500
Common stock issued to officers for services, $130.00 per share	-	-	100	-	-	-	1	-	12,999	-	-	13,000
Common stock issued to officers for services, $140.00 per share	-	-	100	-	-	-	1	-	13,999	-	-	14,000
Common stock issued to officers for services, $170.00 per share	-	-	150	-	-	-	1	-	25,499	-	-	25,500
Common stock issued to officers for services, $225.00 per share	-	-	150	-	-	-	2	-	33,748	-	-	33,750
Common stock issued to officers for services, $250.00 per share	-	-	150	-	-	-	2	-	37,498	-	-	37,500
Common stock issued to officers for services, $255.00 per share	-	-	100	-	-	-	1	-	25,499	-	-	25,500
Common stock issued to directors for services, $170.00 per share	-	-	400	-	-	-	4	-	67,996	-	-	68,000
Common stock issued for services, $70.00 per share	-	-	400	-	-	-	4	-	27,996	-	-	28,000
Common stock issued for services, $170.00 per share	-	-	400	-	-	-	4	-	67,996	-	-	68,000
Common stock issued as commission, $250.00 per share	-	-	12	-	-	-	1	-	2,999	-	-	3,000
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	45,875	-	-	45,875
Interest recognized on notes receivable for common stock	-	-	-	-	-	-	-	-	-	(1,373.00)	-	(1,373)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,798,713)	(3,798,713)
Balance, October 31, 2006	250,000	250,000	31,464	168	$250,000	$250,000	$315	$2	$28,622,824	$(37,620)	$(31,607,914)	$(2,522,393)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Series C	Series D			Series C	Series D
	Convertible	Convertible		Class B	Convertible	Convertible		Class B		Note
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Additional	Receivable
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Paid-in	Common	Accumulated
	(Shares)	(Shares)	(Shares)	(Shares)	($)	($)	($)	($)	Capital	Stock	Deficit	Total
Balance, October 31, 2006	250,000	250,000	31,464	168	$250,000	$250,000	$315	$2	$28,622,824	$(37,620)	$(31,607,914)	$(2,522,393)
Common stock issued to officers for services, $50.00 per share	-	-	150	-	-	-	2	-	7,498	-	-	7,500
Common stock issued to officers for services, $80.00 per share	-	-	150	-	-	-	2	-	11,998	-	-	12,000
Common stock issued to officers for services, $120.00 per share	-	-	300	-	-	-	3	-	35,997	-	-	36,000
Common stock issued to officers for services, $125.00 per share	-	-	450	-	-	-	4	-	56,246	-	-	56,250
Common stock issued to officers for services, $150.00 per share	-	-	150	-	-	-	2	-	22,498	-	-	22,500
Common stock issued to officers for services, $160.00 per share	-	-	150	-	-	-	2	-	23,998	-	-	24,000
Common stock issued to officers for services, $175.00 per share	-	-	150	-	-	-	2	-	26,248	-	-	26,250
Common stock issued to officers for services, $200.00 per share	-	-	300	-	-	-	3	-	59,997	-	-	60,000
Common stock issued to officers and directors for consulting services, $185.00 per share			4,000	-	-	-	40	-	739,960	-	-	740,000
Common stock issued in private placement offering, $60.00 per share	-	-	4,228	-	-	-	42	-	239,569	-	-	239,611
Common stock issued in private placement offering, $250.00 per share	-	-	5,520	-	-	-	55	-	1,329,945	-	-	1,330,000
Common stock issued as commission, $60.00 per share	-	-	61	-	-	-	1	-	3,682	-	-	3,683
Common stock issued for debt, $100.00 per share	-	-	422	-	-	-	4	-	42,219	37,620	-	79,843
Common stock issued for convertible debt, $125.00 per share	-	-	12,599	-	-	-	126	-	1,574,718	-	-	1,574,844
Common stock issued to former licensee for debt, $40.00 per share	-	-	1,033	-	-	-	10	-	41,309	-	-	41,319
Common stock issued upon conversion of Series C Preferred stock	(250,000)		2,000	-	(250,000)		20	-	249,980	-	-	-
Common stock issued upon conversion of Series D Preferred stock	-	(250,000)	1,000	-	-	(250,000)	10	-	249,990	-	-	-
Common stock issued or surrendered for uncollectible debt, $150.00 per share		-	137	-	-	-	1	-	20,477	-	-	20,478
Common stock of subsidiary issued to employees and consultants, $0.001 per share	-		-	-	-	-	-	-	2,665	-	-	2,665
Options and warrants granted to employees and consultants for services	-	-	-	-	-	-	-	-	93,035	-	-	93,035
Common stock exchanged for Class B common stock	-	-	168	(168)	-	-	2	(2)	-	-	-	-
Net loss											(2,040,137)	(2,040,137)
Balance, October 31, 2007	-	-	64,432	-	$-	$-	$646	$(0)	$33,454,853	$-	$(33,648,051)	$(192,552)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(Shares)	($)	Capital	(Deficit)	Total
Balance, October 31, 2007	64,432	$646	$33,454,853	$(33,648,051)	$(192,552)
Common stock issued to officers for services, $175.00 per share	150	2	26,248	-	26,250
Common stock issued to officers for services, $150.00 per share	150	2	22,498	-	22,500
Common stock issued to officers for services, $135.00 per share	150	2	20,248	-	20,250
Common stock issued to officers for services, $125.00 per share	450	5	56,245	-	56,250
Common stock issued to officers for services, $115.00 per share	150	2	17,248	-	17,250
Common stock issued to officers for services, $100.00 per share	150	2	14,998	-	15,000
Common stock issued to officers for services, $90.00 per share	150	1	13,499	-	13,500
Common stock issued to officers for services, $75.00 per share	150	1	11,249	-	11,250
Common stock issued to officers for services, $70.00 per share	150	1	10,499	-	10,500
Common stock issued to officers for services, $17.50 per share	150	1	2,624	-	2,625
Common stock issued to officers, directors and consultants for debt, $150.00 per share	1,169	11	175,331	-	175,342
Common stock issued to consultants for services, $140.00 per share	2,000	20	279,980	-	280,000
Common stock issued to consultants for services, $125.00 per share	550	5	68,745	-	68,750
Common stock issued to consultants for services, $40.00 per share	500	5	19,995	-	20,000
Common stock issued to officers and directors for consulting services, $135.00 per share	2,000	20	269,980	-	270,000
Common stock issued to officers and directors for consulting services, $25.00 per share	4,000	40	99,960	-	100,000
Common stock issued in private placement offering, $83.50 per share -	720	7	59,993	-	60,000
Common stock issued in private placement offering, $60.00 per share -	2,200	22	131,978	-	132,000
Common stock issued as commission, $200.00 per share	1,200	12	239,988	-	240,000
Common stock issued upon exercise of warrants, $30.00 per share	400	4	11,996	-	12,000
Common stock of subsidiary issued to employees and consultants, $0.001 per share -	-	-	150	-	150
Options and warrants granted to employees and consultants for services	-	-	323,860	-	323,860
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	153,333	-	153,333
Net loss	-	-	-	(2,461,976)	(2,461,976)
Balance, October 31, 2008	80,971.00	$811	$35,485,498	$(36,110,027)	$(623,718)
Common stock issued to officers, directors and consultants
for services, $6.00 per share	150	2	898		900
for services, $7.69 per share	24,000	240	184,260	-	184,500
for services, $7.75 per share	150	2	1,159	-	1,161
for services, $8.83 per share	150	2	1,322	-	1,324
for services, $9.31 per share	150	2	1,395	-	1,397
for services, $20.00 per share	150	2	2,998	-	3,000
for services, $26.84 per share	150	2	4,023	-	4,025
for services, $28.09 per share	1,000	10	28,078		28,088
for services, $31.25 per share	150	2	4,686	-	4,688
for services, $35.00 per share	2,143	21	74,979	-	75,000
for services, $44.00 per share	150	2	6,598	-	6,600
for services, $45.00 per share	150	2	6,748	-	6,750
for services, $55.00 per share	150	2	8,248	-	8,250
for services, $58.25 per share	4,000	40	232,960	-	233,000
for services, $70.25 per share	150	1	10,537	-	10,538
for services, $76.00 per share	150	1	11,399	-	11,400
for services, $77.25 per share	12,200	122	942,328	-	942,450
Common stock issued for convertible debt, $4.50 per share	7,778	77	34,923	-	35,000
Common stock issued for convertible debt, $4.50 per share	63,185	631	302,739	-	303,370
Common stock issued for convertible debt, $6.41 per share	2,339	23	14,977	-	15,000
Common stock issued for convertible debt, $22.77 per share	17,567	175	399,825	-	400,000
Common stock issued in settlement of lawsuit, $37.40 per share	11,800	118	443,627	-	443,745
Common stock issued in private placement offering, $25.00 per share	4,000	40	99,960	-	100,000
Common stock issued to officers, directors and consultants
for debt, $50.00 per share	2,500	25	128,971	-	128,996
for debt, $26.46 share	350	3	9,259	-	9,262
for debt, $7.69 per share	3,356	33	25,769	-	25,802
Options and warrants granted to employees and consultants for services	-	-	101,234	-	101,234
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	175,000	-	175,000
Net loss	-	-		(3,475,892)	(3,475,892)
Balance, October 31, 2009	$238,989	$2,391	$38,744,398	$(39,585,919)	$(839,130)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(Shares)	($)	Capital	(Deficit)	Total
Balance, October 31, 2009	238,989	$2,391	$38,744,398	$(39,585,919)	$(839,130)
Common stock issued to officers, directors and consultants
for services, $6.50 per share	22,000	220	142,780	-	143,000
for services, $8.25 per share	150	2	1,236	-	1,238
for services, $10.00 per share	150	2	1,498	-	1,500
for services, $12.00 per share	150	2	1,798	-	1,800
for services, $13.00 per share	150	2	1,948	-	1,950
for services, $16.75 per share	150	2	2,511	-	2,513
for services, $18.75 per share	4,000	40	74,960	-	75,000
for services, $19.50 per share	20,000	200	389,800	-	390,000
for services, $20.00 per share	19,950	199	398,801		399,000
for services, $22.50 per share	300	3	6,747	-	6,750
for services, $23.25 per share	150	1	3,486	-	3,487
for services, $24.00 per share	12,000	120	287,880	-	288,000
for services, $25.00 per share	150	1	3,749		3,750
Common stock issued for loans, $25.00 per share	21,280	213	531,787	-	532,000
Common stock issued in private placement offering, $8.75 per share	856	8	7,482	-	7,490
Common stock issued in private placement offering, $11.25 per share	2,261	22	25,418	-	25,440
Common stock issued in private placement offering, $14.60 per share	12,000	120	174,880	-	175,000
Common stock issued in private placement offering, $50.00 per share	100	1	4,999	-	5,000
Common stock issued for debt, $18.00 per share	1,600	16	29,002	-	29,018
Common stock issued for debt, $20.00 per share	1,000	10	19,990	-	20,000
Common stock redeemed for cash, $20.00 per share	(1,500)	(15)	(14,985)	-	(15,000)
Options and warrants granted to employees and consultants for services	-	-	67,890	-	67,890
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	96,664	-	96,664
Net loss	-	-	-	(3,080,464)	(3,080,464)
Balance, October 31, 2010	355,886	$3,560	$41,004,719	$(42,666,383)	$(1,658,104)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(Shares)	($)	Capital	(Deficit)	Total
Balance, October 31, 2010	355,886	$3,560	$41,004,719	$(42,666,383)	$(1,658,104)
Common stock issued to officers, directors and consultants
for services, $2.00 per share	6,000	60	11,940		12,000
for services, $2.25 per share	100	1	224		225
for services, $2.505 per share	100	1	249		250
for services, $3.00 per share	18,000	180	53,820		54,000
for services, $4.10 per share	100	1	409		410
for services, $5.00 per share	7,050	71	35,179		35,250
Common stock issued for loan, $1.78 per share	1,200	12	2,128		2,140
Common stock issued in private placement offering, $2.04 per share	8,033	80	16,328		16,408
Common stock issued in private placement offering, $2.47 per share	9,364	93	23,036		23,129
Common stock issued in private placement offering, $2.80 per share	4,381	44	12,233		12,277
Common stock issued in private placement offering, $2.85 per share	5,000	50	14,201		14,251
Common stock issued in private placement offering, $2.93 per share	2,360	24	6,900		6,924
Common stock issued in private placement offering, $3.00 per share	942	9	2,818		2,827
Common stock issued in private placement offering, $3.09 per share	4,000	40	12,310		12,350
Common stock issued in private placement offering, $3.18 per share	686	7	2,176		2,183
Common stock issued in private placement offering, $3.33 per share	773	8	2,562		2,570
Common stock issued in private placement offering, $6.51 per share	1,616	16	10,501		10,517
Common stock issued for debt, $0.20 per share	182,000	1,820	34,580		36,400
Common stock issued for debt, $0.35 per share	71,429	714	24,286		25,000
Common stock issued for debt, $0.38 per share	39,920	399	14,601		15,000
Common stock issued for debt, $0.45 per share	28,889	289	12,711		13,000
Common stock issued for debt, $0.65 per share	20,000	200	12,800		13,000
Common stock issued for debt, $0.70 per share	54,286	543	37,457		38,000
Common stock issued for debt, $0.80 per share	6,250	63	4,937		5,000
Common stock issued for debt, $0.90 per share	28,196	282	25,094		25,376
Common stock issued for debt, $1.05 per share	9,524	95	9,905		10,000
Common stock issued for debt, $1.35 per share	7,407	74	9,926		10,000
Common stock issued for debt, $1.45 per share	10,345	103	14,897		15,000
Common stock issued for debt, $1.50 per share	8,000	80	11,920		12,000
Common stock issued for debt, $1.65 per share	6,061	61	9,939		10,000
Common stock issued for debt, $1.70 per share	16,391	164	27,701		27,865
Common stock issued for debt, $1.75 per share	6,857	69	11,931		12,000
Common stock issued for debt, $1.80 per share	8,333	83	14,917		15,000
Common stock issued for debt, $1.95 per share	17,333	173	33,627		33,800
Common stock issued for debt, $2.70 per share	3,704	37	9,963		10,000
Common stock issued for debt, $3.02 per share	11,467	115	34,460		34,575
Common stock issued for debt, $3.00 per share	6,000	60	17,940		18,000
Common stock issued for debt, $3.70 per share	2,703	27	9,973		10,000
Common stock issued for debt, $3.75 per share	4,000	40	14,960		15,000
Options and warrants granted to employees and consultants for services	-	-	29	-	29
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	218,532	-	218,532
Net loss				(1,495,607)	(1,495,607)
Balance, October 31, 2011	974,686	$9,748	$41,828,819	$(44,161,990)	$(2,323,423)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

 For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(Shares)	($)	Capital	(Deficit)	Total
Balance, October 31, 2011	974,686	$9,748	$41,828,819	$(44,161,990)	$(2,323,423)
Common stock issued to officers, directors and consultants
for services, $1.19 per share	4,202	42	4,958		5,000
for services, $1.21 per share	2,066	21	2,479		2,500
for services, $1.41 per share	3,546	35	4,965		5,000
for services, $1.46 per share	5,137	51	7,449		7,500
for services, $1.48 per share	3,378	34	4,966		5,000
for services, $1.51 per share	3,311	33	4,967		5,000
for services, $1.54 per share	3,247	33	4,967		5,000
for services, $1.56 per share	962	10	1,490		1,500
for services, $1.61 per share	3,106	31	4,969		5,000
for services, $1.65 per share	3,030	30	4,970		5,000
for services, $1.80 per share	100	1	179		180
for services, $1.78 per share	1,685	17	2,983		3,000
for services, $1.90 per share	1,842	18	3,482		3,500
for services, $1.95 per share	100	1	194		195
for services, $1.96 per share	40,000	400	77,900		78,300
for services, $2.75 per share	100	1	274		275
for services, $3.05 per share	100	1	304		305
for services, $3.25 per share	100	1	324		325
Common stock issued for loan, $2.74 per share	1,200	12	3,276		3,288
Common stock issued in private placement offering, $0.50 per share	2,000,000	20,000	980,000		1,000,000
Common stock issued in private placement offering, $0.75 per share	80,000	800	59,200		60,000
Common stock issued in private placement offering, $1.36 per share	22,131	221	29,779		30,000
Common stock issued in private placement offering, $1.50 per share	69,244	692	103,175		103,867
Common stock issued in private placement offering, $1.90 per share	5,140	51	9,715		9,766
Common stock issued in private placement offering, $2.00 per share	10,598	106	21,090		21,196
Common stock issued in private placement offering, $2.66 per share	5,806	58	15,386		15,444
Common stock issued in private placement offering, $2.80 per share	11,979	120	33,421		33,541
Common stock issued for debt, $0.55 per share, net	19,091	191	10,309		10,500
Common stock issued for debt, $0.60 per share, net	19,167	192	11,308		11,500
Common stock issued for debt, $0.65 per share, net	50,462	505	20,147		20,652
Common stock issued for debt, $0.70 per share, net	60,000	600	29,400		30,000
Common stock issued for debt, $0.75 per share, net	126,933	1,269	52,678		53,947
Common stock issued for debt, $0.80 per share, net	53,875	539	42,561		43,100
Common stock issued for debt, $0.85 per share, net	17,647	176	14,824		15,000
Common stock issued for debt, $0.95 per share, net	45,263	453	42,547		43,000
Common stock issued for debt, $1.00 per share, net	297,035	2,970	294,065		297,035
Common stock issued for debt, $1.49 per share, net	8,400	84	12,416		12,500
Common stock issued for debt, $1.50 per share, net	45,218	452	67,375		67,827
Common stock issued for debt, $1.75 per share, net	438,185	4,382	762,442		766,824
Common stock issued for debt, $2.00 per share, net	28,500	285	56,715		57,000
Common stock issued for debt, $3.50 per share, net	7,143	71	24,929		25,000
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	231,616		231,616
Net loss				(1,249,491)	(1,249,491)
Balance, October 31, 2012	4,473,715	$44,737	$44,889,013	$(45,411,481)	$(477,731)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

 For the Period from November 1, 2005 (Inception of Development Stage) through October 31, 2013

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(Shares)	($)	Capital	(Deficit)	Total
Balance, October 31, 2012	4,473,715	$44,737	$44,889,013	$(45,411,481)	$(477,731)
Common stock issued in private placement offering, $0.50 per share	370,000	3,700	181,300		185,000
Common stock issued in private placement offering, $0.85 per share	211,765	2,118	177,882		180,000
Common stock issued in private placement offering, $1.50 per share	3,333	33	4,967		5,000
Common stock issued in private placement offering, $0.75 per share	13,333	134	9,866		10,000
Common stock issued for debt, $1.00 per share, net	8,000	80	7,920		8,000
Common stock issued for debt, $1.50 per share, net	8,000	80	11,920		12,000
Common stock issued for debt, $0.575 per share, net	23,998	240	13,559		13,799
Common stock issued on exercise of options, $1.00 per share	40,000	400	39,600		40,000
Common stock issued to officers, directors and consultants					-
for services, $1.63 per share	435	4	705		709
for services, $1.45 per share	196	2	282		284
Adjustment as a result of for reverse stock split	252	3	(3)		-
Interest recognized on beneficial conversion feature of convertible debentures issued	-	-	(1,980)		(1,980)
Net loss				(998,350)	(998,350)
Balance, October 31, 2013	5,153,027	$51,531	$45,335,031	$(46,409,831)	$(1,023,269)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2013 and 2012 and

Cumulative period from November 1, 2005 through October 31, 2013

			Cumulative period
			from
			November 1, 2005
	October 31,		to
	2013	2012	October 31, 2013
Cash flows from operating activities:
Net loss	$(998,350)	$(1,249,491)	$(18,600,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,188	35,925	229,561
Gain on extinguishment of debt	-	(288,192)	(288,192)
Change in value of derivatives	(8,753)	(55,195)	(158,057)
Change in anti-dilution liability	(42,043)	-	(42,043)
Amortization of costs and fees related to convertible debentures	32,999	235,817	1,418,094
Common stock issued for services	-	-	2,144,790
Common stock issued to officers, directors and consultants for services	993	132,796	3,212,484
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	-	-	631,923
Costs and fees related to issuance of convertible debt	-	3,288	542,540
Interest expense related to beneficial conversion feature	(1,980)	-	1,942,820
Interest paid with common stock	-	-	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	15,269	(15,269)	-
Prepaid expenses	30,223	(30,900)	24,694
Inventories	(41,887)	(25,600)	(143,275)
Increase (decrease) in liabilities:
Trade accounts payable	184,794	(131,650)	669,688
Accounts payable to officers and directors	85,889	92,541	838,512
Accrued payroll and other expenses	128,750	172,332	562,399
Net cash used in operating activities	(560,908)	(1,123,598)	(6,279,383)

Cash flows from investing activities:
Purchase of fixed assets	(6,404)	(79,789)	(223,547)
Capitalization of software	(35,313)	-	(35,313)
Net cash used in investing activities	(41,717)	(79,789)	(258,860)

The accompanying notes are an integral part of these consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Years Ended October 31, 2013 and 2012 and

Cumulative period from November 1, 2005 through October 31, 2013

			Cumulative period
			from
			November 1, 2005
	October 31,		to
	2013	2012	October 31, 2013
Cash flows from financing activities:
Principal payments on notes payable to stockholder	(28,300)	(140,500)	(1,301,800)
Proceeds from issuance of notes payable to a related party	40,800	80,000	1,160,600
Proceeds from issuance of notes and convertible notes payable	85,000	75,000	1,689,234
Proceeds from issuance of common stock	420,000	1,273,813	3,875,475
Net cash provided by financing activities	517,500	1,288,313	5,423,509

Net change in cash	(85,125)	84,926	(1,190,291)

Cash at beginning of period	90,132	5,206	1,195,298

Cash at end of period	$5,007	$90,132	$80,564

Supplemental Disclosure of Cash Flow Information

Interest paid	$271	$-	$11,256
Income taxes paid	$-	$-	$20,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$12,500	$395,000
Common stock issued in consideration for accounts payable and accrued payroll	$20,000	$680,804

Notes converted by stockholders	$-	$315,500

Interest paid with common stock	$1,299	$127,982

Common stock issued in consideration for loan	$-	$3,288

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

The losses incurred to date which are applicable to the noncontrolling (minority) stockholders of the Company’s consolidated subsidiary, Micro Imaging Technology (MIT) exceed the value of the equity held by the noncontrolling stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the consolidated financial statements for the fiscal year ended October 31, 2013. In accordance with the guidance provided under FASB Codification No. 810, (Consolidation-Noncontrolling Interests) the Company’s annual and interim reports present losses by the subsidiary separately from that attributable to the parent and separately in the equity section of the balance sheets.

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

Effective with the sale of its EDI operation in October 2005, the Company’s planned principal operation, the further development and marketing of its remaining technology, has not produced any significant revenue and, as such, the Company, beginning with the fiscal year commenced November 1, 2005, is considered a development stage enterprise.

2. Basis of Presentation

The Company incurred net losses from continuing operations of $998,350 and $1,249,491 for the fiscal years ended October 31, 2013 and 2012, respectively. At October 31, 2013 the Company had an accumulated deficit of $46,409,831 and is in default under the redemption provisions of its redeemable preferred stock (Note 7). These raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to secure operating capital in the prior and current fiscal years through loans from an individual who is a related party and the largest stockholder, through the sale of convertible debentures and through the sale of the Company’s common stock in various private placement transactions.

The Company is also negotiating with private accredited investors for the sale of its common stock in private placement transactions. No assurances can be given that the Company can or will continue to obtain sufficient working capital through the sale of the Company’s securities, borrowing, or through the sale of assets or products that will generate sufficient revenues in the future to sustain ongoing operations. The Company’s ability to continue as a going concern will be dependent upon its ability to gain access to equity and debt capital or achieve profitable operations.

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

Changes in Capitalization and Reverse Stock Split

On February 8, 2013, the Company amended its Articles of Incorporation and decreased the authorized number of shares of Common Stock from 2.5 billion to 25 million shares. At the same time, the Company underwent a five hundred-for-one (500:1) reverse stock split of its Common Stock and Redeemable Convertible Preferred Stock. For purposes of this Annual Report, all issuances of common stock and options or warrants to purchase common stock, if any, are reflected retroactively in post-reverse split amounts. As of October 31, 2013, the reverse split effected by the Company resulted in a reduction in capital stock and an increase in additional paid-in capital in the amount of $24,677,786.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company’s management has determined that there was no such impairment present at October 31, 2013 and 2012.

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

Software Costs

The Company capitalized $35,313 in fiscal 2013 in the development of proprietary software for the MIT 1000 rapid microbial identification system. The cost of the software is being amortized on a straight-line basis over 3 years.

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company incurred $17,123 and $25,357 in advertising expense during the fiscal year ended October 31, 2013 and 2012, respectively.

Accrued Payroll, Payroll Taxes and Benefits

From April 2010 through March 2012, payments made to two employees were recorded as reductions in accrued and unpaid payroll. In April 2012, the Company reclassified such payments as net payroll payments; calculated and recorded the employer and employee taxes that should have been withheld on such payment. Federal and state payroll tax returns have been filed for the last three quarters of 2010, all of 2011 and the first quarter of 2012. The Company recorded a total of $81,206 and $20,560 in federal and state payroll taxes due, respectively. Estimated federal penalties and interest on the late filings and payments, in the sum of $24,196, have been accrued as of October 31, 2013. On September 20, 2012 and May 14, 2013, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company assessing $58,858 and $13,605, respectively for unpaid taxes, penalties and interest. The Company is in contact with the Internal Revenue Service to work out a payment schedule for the amounts due.

Estimated state penalties and interest of $4,316 on the above late filings were accrued. A Notice of Tax Lien for a portion of the taxes due was filed by the State of California on November 9, 2012 in the amount of $8,206, including penalty and interest. In October 2013, the California tax authority levied the Company’s account in the sum of $13,807 with an additional levy of $5,451 in November 2013. On December 17, 2013, the Company entered into an installment agreement with the California tax authority to pay $304 per month commencing January 27, 2014 until the remaining balance due has been satisfied.

Accrued Payroll and Benefits consist of the above payroll taxes, salaries, wages, and vacation benefits earned by employees, but not disbursed as of October 31, 2013 and includes payroll earned, but unpaid to various employees between January 16, 2013 and October 31, 2013. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

Concentration of Credit Risk and Other Risks and Uncertainties

Accounts Payable – Trade

As of October 31, 2013, the amount due to a former consultant to the Company, $112,000, represented 33% of the total amount due for accounts payable to non-affiliates. As of October 31, 2013, the Company owed its current independent accounting firm $33,500, which represents 10% of the total amount due for accounts payable. An additional 19% of accounts payable, or $64,952, is due legal counsel in the Alpine MIT Partners litigation in Texas. The Company also owes local counsel $34,749 in accrued fees as of October 31, 2013, which represents 10% of the total amount due for accounts payable.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Litigation and Claims

Alpine MIT Partners

On May 16, 2012, Alpine MIT Partners, LLC (Plaintiffs) filed a civil action against the Company and its Chairman and Chief Executive Officer, Jeffrey G. Nunez, (collectively, the Company), in the Texas District Court, Travis County. Plaintiffs alleged breach of contract and civil conspiracy, as well as tortious interference with contractual relations and prospective business relations. The lawsuit alleges that the Company breached certain provisions of a March 7, 2012 Securities Purchase Agreement the Company executed with the Plaintiff to sell up to $2.0 million of 7% Senior Secured five-year Convertible Debentures convertible into shares of common stock at a conversion rate of $.003 per share. The purchase and sale of the first $1.0 million Debenture was scheduled to close on or before April 6, 2012 and was subject to, among other things, Alpine closing the necessary equity funding to consummate the transactions. No money was ever received by the Company from Alpine. At a March 7, 2013 hearing, the Texas court upheld the Company’s argument and dismissed the complaint against the Company for lack of jurisdiction.

In August, 2013, Alpine filed an amended Complaint against Jeffrey Nunez in the Texas case alleging tortuous interference and conspiracy to terminate the March 7, 2012 Securities Purchase Agreement. Mr. Nunez believes that the allegations of the lawsuit against him have no merit and intends to vigorously defend the matter.

On January 10, 2013, the Company learned that Plaintiffs had filed a lien against the Company’s patents on May 8, 2012 with the California Secretary of State under the Uniform Commercial Code. On or about January 29, 2013, the Company filed suit against Alpine MIT Partners, LLC in the Orange County, California Superior Court alleging, among other claims, that the UCC filing is unauthorized. The lawsuit also names the managing director and managing member of Alpine as Defendants and alleges that they made false promises, intentional misrepresentations and breached the contract which is the subject of the Texas suit. The Company is seeking damages of $1.6 million. This lawsuit is currently in the discovery phase.

Michael W. Brennan

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Due to lack of funds, the Company has not made payments due Mr. Brennan since February 2013, each in the amount of $7,500. As of October 31, 2013, the principal balance due under the agreement amounted to $114,450 and, although Mr. Brennan originally waived interest on the note, the Company has accrued $11,750 in interest on that amount as of October 31, 2013.

On or about October 4, 2013, Mr. Brennan filed a lawsuit in the California Superior Court of Los Angeles for breach of contract for failure to pay monies due him under the above 2012 agreement. The lawsuit seeks $123,509 in principal damages, plus interest, costs and attorney fees. The Company has filed an answer to the complaint and is contesting the amount due Mr. Brennan. This lawsuit is currently in the discovery phase.

See also Item 13 – “Subsequent Events.”

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

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on its financial statements in any given reporting period. However, in the opinion of Management, after consulting with legal counsel, the ultimate liability related to the current outstanding litigation is not expected to have a material adverse effect on its financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Management is of the opinion that the ultimate resolution of such matters now pending will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

Antidilution Liability

The Company has recorded a $23,358 liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates. The liability is adjusted to reflect current fair market value at the end of each fiscal period. Due to the decline in the company’s stock price, we recorded a gain of $42,043 at October 31, 2013.

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

The Company recognized no share-based compensation expense during the fiscal years ended October 31, 2013 and 2012.

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

The Company has not yet completed its state and federal corporate income tax returns for the fiscal year ended October 31, 2012, which were due to be filed (with an extension), by July 15, 2013. Neither has the Company paid the $1,600 state income tax due for fiscal 2012 or the estimated tax of $1,600 due to the state for the fiscal year ended October 31, 2013. The Company has accrued $1,150 as of October 31, 2013 as penalties and interest related to these late payments and filings.

Loss Per Share

Basic earnings (loss) per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings (loss) of the entity. Common stock equivalents of 872,363 and 254,877 as of October 31, 2013 and 2012, respectively, have been omitted from the earnings (loss) per share calculation, as their effect would be antidilutive.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

New Accounting Pronouncements

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

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries. N one of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

4. Property, Plant and Equipment

At October 31, property, plant and equipment consisted of the following:

	2013	2012
Machinery and equipment	$235,504	$229,100
Furniture and fixtures	74,326	74,326
Leasehold improvements	77,779	77,779
Production molding	14,000	14,000
Software	35,313	-
	436,922	395,205
Less: accumulated depreciation	(325,352)	(272,164)
Total property and equipment, net	$111,570	$123,041

Depreciation and amortization expense for the years ended October 31, 2013 and 2012 was $53,188 and $35,925, respectively.

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

Between August 16, 2010 and February 21, 2012, the Company entered into a Securities Purchase Agreement with an unaffiliated lender in connection with the issuance of eleven (11) separate 8% convertible notes in various principal amounts, aggregating $387,500. As of September 14, 2012, the lender had converted all of the $387,500 in principal notes, plus $45,000 and $15,500 in principal penalties and accrued interest, respectively, on such notes and received a total of 663,219 shares of common stock upon the conversions at prices ranging from $0.20 to $1.95 per share.

On July 18, 2013 and September 18, 2013, the Company entered into new Securities Purchase Agreements with the lender, each in the sum of $42,500, and paid a total of $5,000 out of the proceeds of the notes to lender for legal fees and expenses related to the referenced agreements. The notes mature on April 22, 2014 and June 20, 2014, respectively, and are convertible into shares of common stock at a discount of 39% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, the Series I Notes are accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The notes were recorded at fair value, using the Binomial valuation model, and a derivative liability of $75,557 has been recorded for the fiscal period ended October 31, 2013. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Pursuant to the terms of the Series I Notes, the Company has instructed its stock transfer agent to reserve 1,400,000 shares of the Company’s common stock to be issued if the notes are converted. Such shares have been reserved, but are not considered as issued and outstanding. If the Series I Notes had been converted as of October 31, 2013, the Company would have issued a total of 348,360 shares of common stock the value of which would exceed, by $89,180 the principal balance due on the note.

See also Note 13 – “Subsequent Events.”

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

The Company measured the fair value of the Series 1 Note by using the Binomial Valuation model. As of October 31, 2013, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Note included an exercise price of $0.31 per share, a common share price of $0.50, a discount rate of 0.08%, and a volatility of 138%.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of October 31, 2013 (See also Note 6 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 3)	(Level 3)	(Level 3)

Derivative liability	$—	$—	$75,557	$75,557
Total	$—	$—	$75,557	$75,557

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal years ended October 31, 2012 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2012	$-
Additions	84,310
Net gain included in earnings	(8,753)
Settlements	-
Balance October 31, 2013	$75,557

Other Convertible Notes

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount was fully amortized as of July 31, 2012. The Company has expensed $19,300 in accrued interest on the note as of October 31, 2013. If the note had been converted as of October 31, 2013, the Company would have issued a total of 279,603 shares of common stock the value of which would exceed, by $74,934 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

At October 31, 2013 and 2012, without taking into effect any unamortized discounts, convertible debentures and Series 1 notes consisted of the following:

	2013	2012
Series 1 Notes, principal and interest at 8% maturing through May 25, 2012.	$85,000	$—

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	$64,868	$64,868

Convertible notes payable to various stockholders; principal and interest at 6% due on August 1, 2012 and December 31, 2012.	$—	$12,500
	149,868	77,368
Less current maturities	$149,868	$77,368

Long term portion of Convertible and Series 1 notes payable	$—	$—

Of the above notes, $64,868 is currently due and payable. The Company’s outstanding notes mature as follows for the years ending October 31:

2014	$85,000
Thereafter	—
$85,000

6. Notes Payable to an Officer and Stockholders

At October 31, 2012 and 2011, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	2013	2012
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$113,450	$136,950

Unsecured notes payable to officers/directors of the Company; principal and interest at 6% due on demand.	$36,000	$—

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2013.	$52,000	$52,000
	201,450	188,950
Less current maturities	$201,450	$142,844

Long term portion of notes payable	$—	$46,106

Of the above notes payable, $113,450 is the subject of a lawsuit brought against the Company by former officer and director, Michael Brennan. The Company is currently negotiating with the holders of $52,000 of the above notes to either extend the maturity date or convert the notes into shares of common stock. The Company’s outstanding notes mature as follows for the years ending:

2014	$201,450
Thereafter	—
$201,450

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7. Income Taxes

At October 31, the components of the income tax expense are as follows:

	2013	2012
Current tax expense:
Federal	$—	$—
State	1,600	1,600
Total corporate tax expense	1,600	1,600

Deferred tax expenses:
Federal	—	—
State	—	—
	—	—
Total provision:	$1,600	$1,600

Significant components of the Company’s net deferred income tax assets/ (liabilities) at October 31, 2013 were as follows:

Current deferred tax assets:
Accrued vacation	$—
Book compensation for options and warrants	—
Other	—
Total current deferred tax assets	—
Valuation allowance	—
Net deferred current tax assets	$—

Noncurrent deferred tax assets:
Net operating loss carryforward	$10,782,000
Other credit carryforward	165,000
Depreciation and amortization	—
Total noncurrent deferred tax assets	10,947,000
Valuation allowance	(10,947,000)
Net deferred noncurrent tax assets	—
Total deferred tax assets	$—

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The change in the total valuation allowance for the year ended October 31, 2013 was an increase of $396,000.

Reconciliation of the effective income tax rate to the U.S. statutory income tax rate is as follows:

	2013	2012
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
State tax	(5.8)%	(5.8)%
Utilization of net operating loss	0%	0%
Change in beginning balance of valuation allowance	39.8%	39.8%

Effective income tax rate	—%	—%

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

As of October 31, 2013, the Company has federal and state net operating loss carryforwards of $27,091,000 and $21,561,000, respectively. The federal and state net operating loss carryforwards begin expiring through 2013 and 2023. The Company also has federal and state research and development tax credit carryforwards of $165,000 and $130,000, respectively.

Management regularly evaluates the likelihood of realizing the benefit for income tax positions taken by the Company in various federal and state filings by considering all relevant facts, circumstances and information available. If management believes it is more likely than not that a position will be sustained, the Company will recognize a benefit at the largest amount which is cumulatively greater than 50% likely to be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of the provision for income taxes. The Company has not recognized any contingencies for uncertain tax positions for the years ended October 31, 2013 and 2012. Although, the IRS is not currently examining any of the Company’s income tax returns, tax years 2009 through 2013 remain open and are subject to examination.

8. Stockholders’ Deficit

Common Stock

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

Between January 16, 2013 and February 22, 2013, the Company issued a total of 16,000 shares of common stock in payment for legal services rendered valued at $20,000.

Between February 6, 2013 and April 3, 2013, the Company issued a total of 211,764 to a major stockholder for proceeds of $180,000, or $0.85 per share. This same stockholder purchased an additional 60,000 shares of common stock for $30,000, or $0.50 per share, on August 13, 2013.

On April 26, 2013, the Company issued 435 and 196 shares of common stock to Jeffrey Nunez at $1.63 and $1.45 per share, respectively, in partial payment of previous transaction fees due him pursuant to an April 2012 agreement whereby he received a 5% transaction fee on all monies received by the Company.

On June 4, 2013, the Company sold 50,000 shares of common stock to a major stockholder for proceeds of $25,000, or $0.50 per share. As partial consideration for the transactions, the stockholder also received a three year warrant to purchase 50,000 shares of common stock at $0.50 per share and warrants to purchase 100,000 shares of common stock at $1.00 per share.

Between August 7, 2013 and October 17, 2013, the above-referenced major stockholder purchased an additional 40,000 shares of common stock at $0.50 per share, for proceeds of $20,000. The stockholder also received six-month warrants purchase an additional 20,000 shares of common stock for $1.00 per share.

On June 15, 2013, a stockholder converted a $12,500 principal loan, plus $1,299 in accrued interest, into 23,998 shares of common stock at $0.575 per share. And on June 28, 2013, this same stockholder purchased 13,333 shares of common stock from the Company for proceeds of $10,000, at $0.75 per share.

On September 5, 2013, an unaffiliated investor purchased 20,000 shares of common stock at $0.50 per share for total proceeds of $10,000.

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

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

9. Stock Options and Warrants

Common Stock Options

On February 14, 2012 the Board of Directors authorized the formation of the 2012 Employee Benefit Plan which is authorized to grant up to 120,000 shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility is determined by the Board of Directors. During the fiscal year ended October 31, 2013, the Company issued 16,000 shares of common stock under the Benefit Plan to legal counsel for services rendered in the aggregate sum of $20,000. Under the 2012 Plan, there are still 44,500 options or shares available to be issued. See Note 8 – “Common Stock.”

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2011	6,000	$45.00	2.1	$—
Granted	—	—
Exercised	—	—
Expired	(400)	80.00
Canceled	—	—
Outstanding at October 31, 2012	5,600	40.00	1.2	$—
Granted	—	—
Exercised	—	—
Expired	(1,200)	145.83
Canceled	—	—
Outstanding at October 31, 2013	4,400	$13.35	0.4	$—

The values of the consideration received were based on the values of the options granted. The values of the options were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2013 and 2012.

	2013	2012
Risk-free interest rate	—	—%
Expected dividend yield	—	—
Expected stock price volatility	—	—
Expected life in years	—	—

Summary information about the Company’s options outstanding at October 31, 2013 is set forth in the table below. Options outstanding at October 31, 2013 expire between February 2014 and January 2016.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Range of Exercise Prices	Options Outstanding October 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable October 31, 2013	Weighted Average Exercise Price
$7.69	4,000	0.3	$7.69	4,000	$7.69
$70.00	400	2.2	$70.00	400	$70.00
TOTAL:	4,400			4,400

There were no unvested stock options as of October 31, 2013. See also Note 14 – “Subsequent Events.”

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

As of October 31, 2013, of 146,667 warrants outstanding at the end of fiscal year 2012, 66,667 warrants were surrendered and cancelled and 40,000 warrants were exercised. During the fiscal year ended October 31, 2013, the Company granted warrants as follows:

On June 4, 2013, as partial consideration for his purchase of 50,000 shares of common stock for $25,000, a major stockholder received three-year warrants to purchase an additional 50,000 shares of common stock at $0.50 per share and another 100,000 shares of common stock at $1.00 per share.

On August 7, 2013, the above major stockholder received a six-month warrant to purchase 10,000 shares of common stock at $1.00 per share as consideration for a $10,000 purchase of stock at $0.50 per share.

On October 17, 2013, the Company issued six-month warrants to purchase an additional 10,000 shares of common stock to the same stockholder for $1.00 per share for a similar $10,000 purchase of common stock.

On August 13, 2013, a major stockholder received six-month warrants to purchase 30,000 shares of common stock at $1.00 per share as partial consideration for a $30,000 purchase of common stock at $0.50 per share.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2013 and 2012 and changes during the years then ended. Warrants outstanding at October 31, 2013 expire between February 2014 and June 2016.

See also Note 13 – “Subsequent Events.”

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 31, 2011	10,000	$5.00
Granted	413,334	1.00
Exercised	—	—
Cancelled	(266,667)	1.50
Expired	(10,000)	5.00
Outstanding at October 31, 2012	146,667	1.00
Granted	200,000	0.88
Exercised	(40,000)	1.00
Cancelled	(66,667)	1.50
Expired	—	—
Outstanding at October 31, 2013	240,000	$0.90

The values of the consideration received were based on the values of the warrants granted. The values of the warrants were estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions for grants made in 2013 and 2012:

	2013	2012
Risk-free interest rate	0.71%	0.72%
Expected dividend yield	—	—
Expected stock price volatility	1.42	1.89
Expected life in years	2.0 years	1.7 years

Summary information about the Company’s warrants outstanding at October 31, 2013 is as follows:

Range of Exercise Prices	Warrants October 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable October 31, 2013	Weighted Average Exercise Price
$0.50	50,000	2.6	$0.50	50,000	$0.50
$1.00	190,000	1.8	$1.00	190,000	$1.00
TOTAL:	240,000			240,000

10. Commitments and Contingencies

Facilities Agreement

In January 2006, the Company entered into a one-year agreement to lease a 4,100 sq. ft. facility in San Clemente, California at a rate of $3,650 per month commencing on April 1, 2006. The lease provides the Company with an option to extend the lease for additional one-year terms through March 31, 2012. The monthly lease payment increased to $3,895 commencing on April 1, 2008. The Company has signed an extension of the lease through March 2014 at the same monthly rate.

Future minimum facilities lease payments as of October 31, 2013 are as follows:

2014	$19,475
2015	$—

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Employment Contracts

Jeffrey Nunez

On April 1, 2012, the Company entered into a one-year Consulting Agreement with Mr. Nunez which provides for compensation of $8,000 per month during the term of the agreement. On April 20, 2012, Mr. Nunez was appointed to the Board of Directors and named Chief Executive Officer of the Company. Effective October 1, 2012, the Board of Directors increased Mr. Nunez’ monthly compensation to $12,000. In October 2012, Mr. Nunez also received a bonus in the amount of $20,000 and 40,000 shares of the Company’s common stock valued at $78,300.

Pursuant to the consulting arrangement, Mr. Nunez was entitled to a 5% “transaction fee” on all proceeds received by the Company during the term of the agreement, payable in common stock of the Company. Mr. Nunez received fees aggregating $60,000 pursuant to this provision on monies received through January 31, 2013, at which time this arrangement was terminated by mutual consent.

11. Related Party Transactions

See Notes 6, 8, 9, 10, and 13 for related party transactions.

12. Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary, and employer contributions are determined on an annual basis. Currently employer contributions are being made at the rate of 3% of the employees’ base annual wages. No contributions to the IRA plan were made during fiscal 2012 or 2013.

13. Subsequent Events (Unaudited)

On or about November 12, 2013, the Company was served with a Complaint brought in the Superior Court of Orange County, California by a vendor for non-payment of $9,894 in services performed. The Company has not contested the amount due and expects to negotiate a payment arrangement with the vendor in the near future.

On November 8, 2013 and on December 13, 2013, the Company issued 20,000 shares of common stock to a major stockholder for proceeds of $20,000, or $0.50 per share. The stockholder also received six-month warrants to purchase an additional 20,000 shares of common stock at $1.00 per share.

On November 13, 2013, the Company’s Chief Scientist, David Haavig, purchased 100,000 shares of common stock for $0.50 per share, or $50,000.

On December 19, 2013, a major stockholder purchased 20,000 shares of common stock for proceeds of $10,000, or $0.50 per share. He received six-month warrants to purchase an additional 10,000 shares of common stock at $1.00 per share as part of the purchase transaction.

On November 19, 2013, the Company established the 2014 Employee Benefit Plan (the “Plan”) which authorizes the issuance of up to 525,000 shares, or options underlying shares, to eligible employees, consultants or advisors of the Company. On November 19, 2013, the Board of Directors granted three-year options to purchase 100,000 and 125,000 shares of common stock under the Plan to the Company’s President, Jeffrey Nunez, at exercise prices of $0.50 and $1.00 per share, respectively. Additional three-year options to purchase 175,000 shares of common stock at $1.00 per share were also granted under the Plan to three other employees of the Company on November 19, 2013.

Between November 8, 2013 and January 29, 2014, Gregg Newhuis, a member of the Board of Directors, loaned the Company $34,000. The loans bear interest at the rate of 6% per annum and are payable on demand.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On January 9, 2014, the Company entered into a Securities Purchase Agreement and executed a Convertible Promissory Note with Asher Enterprises in the sum of $32,500. On or about January 29, 2014, the proceeds of the note, net of $2,500 in legal fees, were paid to the Company’s independent accounting firm.

On January 27, 2014, the Company issued 68,306 shares of common stock upon the conversion of $15,000 in convertible debentures held by Asher Enterprises at a conversion price of $0.2196 per share.

