Form 10-Q
period 2014-01-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2014-03-17
CIK 808015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At March 12, 2014, there were 5,411,333 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

January 31, 2014 (Unaudited) and October 31, 2013 (Audited)

	January 31, 2014	October 31, 2013

ASSETS
Current assets:
Cash	$-	$5,007
Inventories	67,487	67,487
Prepaid expenses	2,928	897
Total current assets	70,415	73,391

Fixed assets, net	97,186	111,570

Total assets	$167,601	$184,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Bank overdraft	$5,983	$-
Notes payable to stockholder, net of unamortized discount of $0 and $844 in 2014 and 2013, respectively	235,450	200,606
Convertible notes payable, net of unamortized discount of $57,394 and $60,050 in 2014 and 2013, respectively	109,973	89,818
Accounts payable - trade	357,259	336,372
Accounts payable to officers and directors	155,989	131,472
Accrued payroll	312,681	244,031
Derivative liability	87,136	75,557
Anti-dilution liability	20,087	23,358
Other accrued expenses	87,590	81,016
Total current liabilities	1,372,148	1,182,230

Long-term liabilities:
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at January 31, 2014 and October 31, 2013, respectively	26,000	26,000
Total long term liabilities	26,000	26,000

Total liabilities	1,398,148	1,208,230

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.01 par value; 25,000,000 shares authorized; 5,381,333 and 5,153,027 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	53,814	51,531
Additional paid-in capital	45,699,303	45,335,031
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(19,174,463)	(18,600,630)
Total stockholders’ (deficit)	(1,230,547)	(1,023,269)
Total liabilities and stockholders’ (deficit)	$167,601	$184,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three months Ended January 31, 2014 and January 31, 2013

And the Cumulative Period November 1, 2005 to January 31, 2014

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		through
	2014	2013	January 31, 2014

Sales	$-	$-	$58,000
Cost of Sales	-	-	29,886

Gross profit	-	-	28,114

Operating costs and expenses:
Research and development	170,135	143,310	6,012,478
Sales, general and administrative	297,789	142,236	8,775,752

Total operating expenses	467,924	285,546	14,788,230

Loss from operations	(467,924)	(285,546)	(14,760,116)

Other income (expense):
Interest income	-	11	11,464
Interest expense	(116,343)	(7,935)	(5,093,978)
Gain on derivative instruments	8,763	-	166,820
Gain on anti-dilution provision	3,271	-	45,314
Other income (expense), net	-	-	470,433
Total other income (expense), net	(104,309)	(7,924)	(4,399,947)

Loss from operations:
Before provision for income tax	(572,233)	(293,470)	(19,160,063)
Provision for income tax	(1,600)	(1,600)	(14,400)
Net loss	(573,833)	(295,070)	(19,174,463)
Net loss attributable to:
Non-controlling interest	(48,657)	(39,955)	(1,430,140)
Micro Imaging Technology, Inc. stockholders	(525,176)	(255,115)	(17,744,323)
Net loss	$(573,833)	$(295,070)	$(19,174,463)

Net loss per share, basic and diluted	$(0.11)	$(0.06)

Shares used in computing net loss per share, basic and diluted	5,281,524	4,623,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three months Ended January 31, 2014 and January 31, 2013

And the Cumulative Period November 1, 2005 to January 31, 2014

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		to
	2014	2013	January 31, 2014

Cash flows from operating activities:
Net loss	$(573,833)	$(295,070)	$(19,174,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,654	12,764	280,528
Gain on extinguishment of debt	-	-	(288,192)
Change in value of derivatives	(8,763)	-	(166,820)
Change in anti-dilution liability	(3,271)	-	(45,314)
Amortization of costs and fees related to convertible debentures	35,114	5,057	1,377,651
Common stock issued for services	-	-	2,144,790
Common stock issued to officers, directors and consultants for services	-	-	3,212,484
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	260,282	-	892,205
Costs and fees related to issuance of convertible debt	-	-	542,540
Interest expense related to beneficial conversion feature	-	-	1,942,820
Interest paid with common stock	-	-	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	-	3,254	-
Prepaid expenses	(2,031)	14,979	22,663
Inventories	-	(41,887)	(143,275)
Increase (decrease) in liabilities:
Trade accounts payable	20,887	57,165	690,575
Accounts payable to officers and directors	24,517	16,635	863,029
Accrued payroll and other expenses	75,224	20,933	637,623
Net cash used in operating activities	(156,220)	(206,170)	(6,475,847)

Cash flows from investing activities:
Purchase of fixed assets	(1,270)	(3,500)	(260,130)
Capitalization of software	-	-	(35,313)
Net cash used in investing activities	(1,270)	(3,500)	(295,443)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Three months Ended January 31, 2014 and January 31, 2013

And the Cumulative Period November 1, 2005 to January 31, 2014

(Unaudited)

			Cumulative period
			from
	Three months ended		November 1, 2005
	January 31,		to
	2014	2013	January 31, 2014

Cash flows from financing activities:
Bank overdraft	5,983	-	5,983
Principal payments on notes payable to stockholder	-	(22,500)	(1,301,800)
Proceeds from issuance of notes payable to a related party	34,000	-	1,194,600
Proceeds from issuance of notes and convertible notes payable	32,500	-	1,721,734
Proceeds from issuance of common stock	80,000	145,000	3,955,475
Net cash provided by financing activities	152,483	122,500	5,575,992

Net change in cash	(5,007)	(87,170)	(1,195,298)

Cash at beginning of period	5,007	90,132	1,195,298

Cash at end of period	$-	$2,962	$-

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$1,600	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$15,000	$-

Common stock issued in consideration for accounts payable and accrued payroll	$-	$12,000

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of January 31, 2014, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the three months ended January 31, 2014. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at January 31, 2014 and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended October 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014.

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

Michael W. Brennan

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Due to lack of funds, the Company has not made payments due Mr. Brennan since February 2013, each in the amount of $7,500. As of January 31, 2014, the principal balance due under the agreement amounted to $113,450 and, although Mr. Brennan originally waived interest on the note, the Company has accrued $13,466 in interest on that amount as of January 31, 2014.

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

Other Litigation

On or about November 12, 2013, a vendor filed suit in the Orange County California Superior Court for non-payment of $9,894 in fees for services rendered. In or around December 2013, the vendor received a default judgment in the case and on January 23, 2014 filed a lien against the Company with the California Secretary of State. The Company anticipates negotiating a payment schedule with this vendor.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of January 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Antidilution Liability

The Company has recorded a $20,087 liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates. The liability is adjusted to reflect current fair market value at the end of each fiscal period. Due to the decline in the Company’s stock price, we recorded a gain of $42,043 and $3,271 at October 31, 2013 and January 31, 2014, respectively.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2013, the Internal Revenue Service assessed a $36,414 penalty against the Company’s Chief Scientist, David Haavig, under the federal Trust Fund Recovery Act because the above payroll taxes were not reported and paid in a timely manner. The Company assumed the liability and has provided payment to the employee for indemnification. In addition, the Company has determined that it will indemnify its Chief Financial Officer, Victor Hollander, in the event he is found liable for a similar penalty, which has not yet been determined. As a result, the Company has recorded an additional $34,632 in interest expense as of January 31, 2014.

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

Accrued Payroll and Benefits consist of the above payroll taxes, salaries, wages, and vacation benefits earned by employees, but not disbursed as of January 31, 2014 and includes payroll earned, but unpaid to various employees between January 16, 2013 and January 31, 2014. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

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

6.	Summary of Significant Accounting Policies

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2013 Annual Report on Form 10-K. The Company has not experienced any material change in its critical accounting policies since November 1, 2013. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

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

The Company recognized share-based compensation expense of $260,282 for options granted to various employees and consultants in November 2013, $80,348 of which is included in research and development expense and $179,934 is recorded as sales, general and administrative expense.

On November 19, 2013, the Board of Directors adopted the 2014 Employee Benefit Plan which is authorized to grant up to 525,000 shares of common stock or options to purchase common stock to eligible employees, directors, officers, consultants or advisors. Eligibility and vesting, in the case of options, is determined by the Board of Directors. On November 19, 2013, the Company issued three-year options to purchase 100,000 shares of common stock which vested immediately under the Plan to the Company’s President, Jeffrey Nunez, for services rendered at an exercise price of $0.50 per share at a fair market value of $67,447. Additional three-year options to purchase 300,000 shares of common stock, in the aggregate, were issued to Mr. Nunez and three other employees of the Company on November 19, 2013 at an exercise price of $1.00 per share, for an aggregate value of $192,835.

The following table summarizes information about options granted under the Company’s equity compensation plans through January 31, 2014 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, options granted have contractual lives ranging from two to ten years and, in the case of an employee, vested options terminate 90 days after an employee leaves the Company. All of the options granted on November 19, 2013 vested in their entirety at the time of issuance.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	4,400	$13.35	0.4	$—
Granted	400,000	.88	2.8
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2014	404,400	$1.01	2.8	$—

Summary information about the Company’s options outstanding at January 31, 2014 is set forth in the table below. Options outstanding at January 31, 2014 expire between February 2014 and November 2016.

Range of Exercise Prices	Options Outstanding January 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable January 31, 2014	Weighted Average Exercise Price
$0.50-$1.00	400,000	2.8	$0.88	400,000	$0.88
$7.68-$70.00	4,400	0.2	$13.35	4,400	$13.35
TOTAL:	404,400			404,400

As of January 31, 2014, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2013 and changes during the three months ended January 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	240,000	$0.90	1.9	$—
Granted	30,000	1.00	0.3
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at January 31, 2014	270,000	$0.91	1.5	$—

Summary information about the Company’s warrants outstanding at January 31, 2014 is set forth in the table below. Warrants outstanding at January 31, 2014 expire between February 2014 and June 2016.

Range of Exercise Prices	Warrants Outstanding January 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable January 31, 2014	Weighted Average Exercise Price
$0.50 - $1.00	270,000	1.5	$0.91	270,000	$0.91
	270,000			270,000

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Convertible Debentures

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

Between July 18, 2013 and January 9, 2014, the Company entered into three new Securities Purchase Agreements with the lender, for total proceeds of $117,500, and paid a total of $15,000 out of the proceeds of the notes to lender for legal fees and expenses related to the referenced agreements. The notes mature between April 22, 2014 and October 13, 2014 and are convertible into shares of common stock at a discount of 39% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, the Series I Notes are accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The notes were recorded at fair value, using the Binomial valuation model, and a derivative liability of $87,136 has been recorded for the fiscal period ended January 31, 2014. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

Pursuant to the terms of the Series I Notes, the Company instructed its stock transfer agent to reserve 2,400,000 shares of the Company’s common stock to be issued if the notes are converted. On January 27, 2014, the lender converted $15,000 of such notes and received 68,306 shares of common stock at a conversion price of $0.2196 per share. The balance of 2,331,694 shares has been reserved, but is not considered as issued and outstanding. If the remaining Series I Notes had been converted as of January 31, 2014, the Company would have issued a total of 466,768 shares of common stock the value of which would exceed, by $130,706 the principal balance due on the notes.

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

The Company measured the fair value of the Series 1 Note by using the Binomial Valuation model. As of January 31, 2014, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Note included an exercise price of $0.26 per share, a common share price of $0.43, a discount rate of 0.02% or 0.06%, and a volatility of 143%.

The anti-dilution liability is calculated by an approximate number of shares multiplied by the quoted market price of the Company’s common stock at the measurement date.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of January 31, 2014 (See also Note 7 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Anti-dilution liability	$20,087	$—	$—	$20,087
Derivative liability	$—	$—	$87,136	$87,136
Total	$20,087	$—	$87,136	$107,223

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2013 and for the three month period ended January 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2013	$75,557
Additions	31,615
Net gain included in earnings	(8,763)
Settlements	(11,273)
Balance January 31, 2014	$87,136

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Convertible Notes

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount was fully amortized as of July 31, 2012. The Company has expensed $20,935 in accrued interest on the note as of January 31, 2014. If the note had been converted as of January 31, 2014, the Company would have issued a total of 310,670 shares of common stock the value of which would exceed, by $68,720 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

At January 31, 2014 and October 31, 2013, without taking into effect any unamortized discounts, convertible debentures and Series 1 notes consisted of the following:

	January 31, 2014	October 31, 2013
Series 1 Notes, principal and interest at 8% maturing through October 13, 2014	$102,500	$85,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868
	167,368	149,868
Less current maturities	167,368	148,868

Long term portion of Convertible and Series 1 notes payable	$—	$—

Of the above notes, $64,868 is currently due and payable. The Company’s outstanding notes mature as follows for the years ending October 31:

2014	$167,368
Thereafter	—
$167,368

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Notes Payable

At January 31, 2014 and October 31, 2013, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	January 31, 2014	October 31, 2013
		(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$113,450	$113,450

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2013.	52,000	52,000

Unsecured notes payable to officers and directors of the Company; principal and interest at 6% payable on demand	70,000	36,000
	235,450	201,450
Less current maturities	235,450	201,450

Long term portion of notes payable	$—	$—

Of the above notes payable, $113,450 is the subject of a lawsuit brought against the Company by former officer and director, Michael Brennan. The Company is currently negotiating with the holders of $52,000 of the above notes to either extend the maturity date or convert the notes into shares of common stock. The Company’s outstanding notes mature as follows for the years ending:

2014	$235,450
Thereafter	—
$235,450

9.	Employee Retirement Plan

Commencing on January 1, 2005, the Company sponsored a Simple IRA retirement plan which covers substantially all qualified full-time employees. Participation in the plan is voluntary and employer contributions are determined on an annual basis. Employer contributions would be made at the rate of three percent (3%) of the employees’ base annual wages. However, the Company has made no contributions to the IRA plan since January 2010.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Securities Transactions

Common Stock Issued in Private Placement Transactions

On November 8, 2013, the Company entered into a Subscription Agreement with a major stockholder to purchase 20,000 shares of the Company’s common stock at $0.50 per share, for a total of $10,000. As additional consideration, the purchaser was granted a six-month option to purchase an additional 10,000 shares of common stock at $1.00 per share. On December 13, 2013, this same stockholder purchased an additional 20,000 shares of common stock at $0.50 per share and received a six-month option to purchase an additional 10,000 shares of common stock at $1.00 per share.

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

11.	Subsequent Events

On February 27, 2014, a member of the Board of Directors loaned the Company $15,000. The loan bears interest at 6% per annum and is payable on demand.

On February 28, 2014, a major stockholder purchased 30,000 shares of common stock for proceeds of $15,000, or $0.50 per share. He received a six-month warrant to purchase an additional 15,000 shares of common stock at $1.00 per share in connection with this transaction.

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

Results of Operations

References to fiscal 2014 and fiscal 2013 are for the three month period ended January 31, 2014 and 2013, respectively.

The Company had no sales revenue during the three months ended January 31, 2014 or 2013.

Research and development expenses for the three month period ended January 31, 2014 increased by $26,825 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase reflects the expense related to the issuance of options to employees in November 2013 which was partially offset by lower expenses for consulting and temporary labor, with moderate decreases in expenditures for marketing, computer supplies, license fees and trade shows.

Sales, general and administrative expenses increased by $155,553 for the three months ended January 31, 2014 compared to the prior year period. The increase resulted from the expense associated with the issuance of options to various employees in November 2013 and was partially offset by a decrease in expenditures for advertising, travel and entertainment expenses.

The Company had no interest income during the three months ended January 31, 2014 as all available capital was utilized to sustain operations. Interest expense for the three month period ended January 31, 2014 increased by $108,408 compared to the prior period reflecting payroll tax penalties and the cost of borrowings conducted by the Company commencing in July 2013.

The Company recognized $8,763 and $3,271 in non-cash gains due to certain convertible notes and anti-dilution provisions, respectively. These gains are a result of the Company’s accounting for these features at each measurement period.

The Company recorded no other income or expense for the three month periods ended January 31, 2014 and 2013.

The Company recorded the minimum state income tax provision in fiscal 2014 and 2013 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At January 31, 2014, the Company had a working capital deficit of $1,301,733. This represents a working capital decrease of $192,894 compared to that reported at October 31, 2013. The decrease primarily reflects overall increases in current liabilities, i.e., accounts payable, accrued payroll, notes payable and derivative liabilities, while utilizing available cash for operating activities.

Our only source of cash during the three months ended January 31, 2014 has been from the sale of common stock totaling $80,000 and $64,000 in net short term loans. Management estimates that it utilized $59,250 per month in working capital on operations for the three months ended January 31, 2014, compared to the approximate $64,600 per month expended during the three month period ended January 31, 2013.

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

In April 2012, the Company commenced the production phase of its MIT 1000 Rapid Microbial Identification System with its Hawthorne, California-based manufacturing partner. The first two Systems were received in July 2012, with three additional Systems received in November 2012. The Company participated in several food safety conferences during 2012 and 2013 and brought significant attention to its MIT 1000 which has led to follow-up contacts from several high profile independent laboratories, multinational food and food safety industry leaders, as well as from prominent academic research institutes.

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

In the opinion of management, funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through April 2014. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

Item 2.	Changes in Securities

On November 8, 2013, the Company issued 20,000 shares of common stock and a six-month warrant to purchase 10,000 shares of common stock at $1.00 per share to a major stockholder of the Company, for proceeds of $10,000. And on December 13, 2013, this same stockholder purchased an additional 20,000 shares of common stock at $0.50 per share and received an additional six-month warrant to purchase 10,000 shares of common stock at $1.00 per share.

On November 13, 2013, the Company’s Chief Scientist purchased 100,000 shares of common stock for proceeds of $50,000, or $0.50 per share.

On December 19, 2013, the Company issued 20,000 shares of common stock and a six-month warrant to purchase 10,000 shares of common stock at $1.00 per share to a major stockholder of the Company, for proceeds of $10,000.

On January 27, 2014, a lender converted $15,000 of a $42,500 principal loan into 68,306 shares of common stock at $0.2196 per share.

Item 3	and 4. Omitted as not applicable.

Item 5.	Other Information

The Company has not yet completed its state and federal corporate income tax returns for the fiscal years ended October 31, 2012 and 2013.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	906 Certification of Chief Executive Officer *
32.2	906 Certification of Chief Financial Officer *
101**	Interactive Data Files of Financial Statements and Notes formatted in Extensible Business Reporting Language (XBRL).

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

Dated: March 17, 2014	MICRO IMAGING TECHNOLOGY, INC.

	By	/S/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

