Form 10-Q
period 2014-04-30
MICRO IMAGING TECHNOLOGY, INC.
filed 2014-06-16
CIK 808015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

At June 16, 2014, there were 6,671,910 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheet

April 30, 2014 (Unaudited) and October 31, 2013 (Audited)

	April 30, 2014	October 31, 2013

ASSETS
Current assets:
Cash	$-	$5,007
Inventories	67,487	67,487
Prepaid expenses	4,284	897
Total current assets	71,771	73,391

Fixed assets, net	82,168	111,570

Total assets	$153,939	$184,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Bank overdraft	$4,144	$-
Notes payable to stockholder, net of unamortized discount of $0 and $844 in 2014 and 2013, respectively	255,450	200,606
Convertible notes payable, net of unamortized discount of $26,334 and $60,050 in 2014 and 2013, respectively	113,534	89,818
Accounts payable - trade	386,162	336,372
Accounts payable to officers and directors	195,359	131,472
Accrued payroll	353,619	244,031
Derivative liability	57,811	75,557
Anti-dilution liability	4,728	23,358
Other accrued expenses	92,283	81,016
Total current liabilities	1,463,090	1,182,230

Long-term liabilities:
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at April 30, 2014 and October 31, 2013, respectively	26,000	26,000
Total long-term liabilities	26,000	26,000

Total liabilities	1,489,090	1,208,230

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.01 par value; 25,000,000 shares authorized; 5,842,614 and 5,153,027 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	58,426	51,531
Additional paid-in capital	45,769,292	45,335,031
Accumulated deficit from previous operating activities	(27,809,201)	(27,809,201)
Deficit accumulated during the development stage	(19,353,668)	(18,600,630)
Total stockholders’ (deficit)	(1,335,151)	(1,023,269)
Total liabilities and stockholders’ (deficit)	$153,939	$184,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Six months ended April 30, 2014 and April 30, 2013

And the Cumulative Period November 1, 2005 to April 30, 2014

(Unaudited)

					Cumulative period
					from
	Three months ended		Six months ended		November 1, 2005
	April 30,		April 30,		through
	2014	2013	2014	2013	April 30, 2014

Sales	$-	$-	$-	$-	$58,000
Cost of Sales	-	-	-	-	29,886

Gross profit	-	-	-	-	28,114

Operating costs and expenses:
Research and development	84,099	105,069	254,234	248,379	6,096,577
Sales, general and administrative	73,635	194,981	371,424	337,217	8,849,387

Total operating expenses	157,734	300,050	625,658	585,596	14,945,964

Loss from operations	(157,734)	(300,050)	(625,658)	(585,596)	(14,917,850)

Other income (expense):
Interest income	-	2	-	13	11,464
Interest expense	(47,753)	(4,080)	(164,096)	(12,015)	(5,141,731)
Gain on derivative instruments	10,923	-	19,686	-	177,743
Gain on anti-dilution provision	15,359	-	18,630	-	60,673
Other income (expense), net	-	-	-	-	470,433
Total other income (expense), net	(21,471)	(4,078)	(125,780)	(12,002)	(4,421,418)

Loss from operations:
Before provision for income tax	(179,205)	(304,128)	(751,438)	(597,598)	(19,339,268)
Provision for income tax	-	-	(1,600)	(1,600)	(14,400)
Net loss	(179,205)	(304,128)	(753,038)	(599,198)	(19,353,668)
Net loss attributable to:
Non-controlling interest	(22,938)	(43,097)	(71,595)	(83,052)	(1,453,078)
Micro Imaging Technology, Inc. stockholders	(156,267)	(261,031)	(681,443)	(516,146)	(17,900,590)
Net loss	$(179,205)	$(304,128)	$(753,038)	$(599,198)	$(19,353,668)

Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.14)	$(0.11)

Shares used in computing net loss per share, basic and diluted	5,515,667	4,868,305	5,281,524	5,396,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six months ended April 30, 2014 and April 30, 2013

And the Cumulative Period November 1, 2005 to April 30, 2014

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2014	2013	April 30, 2014
Cash flows from operating activities:
Net loss	$(753,038)	$(599,198)	$(19,353,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,672	25,044	295,546
Gain on extinguishment of debt	-	-	(288,192)
Change in value of derivatives	(19,686)	-	(177,743)
Change in anti-dilution liability	(18,630)	-	(60,673)
Amortization of costs and fees related to convertible debentures	67,875	6,602	1,410,412
Common stock issued for services	-	-	2,144,790
Common stock issued to officers, directors and consultants for services	-	993	3,212,484
Common stock issued for shares of subsidiary stock	-	-	254,000
Common stock of subsidiary issued to employees and consultants	-	-	2,815
Common stock issued as a commission	-	-	3,000
Common stock issued for accounts payable	-	-	296,583
Common stock issued to former licensee	-	-	41,319
Common stock issued/recovered on cancelled agreements	-	-	20,478
Non-cash compensation for stock options and warrants	260,282	-	892,205
Costs and fees related to issuance of convertible debt	-	-	542,540
Interest expense related to beneficial conversion feature	-	-	1,942,820
Interest paid with common stock	-	-	118,487
Interest on notes receivable for common stock	-	-	(1,373)

(Increase) decrease in assets:
Related party receivables	-	13,269	-
Prepaid expenses	(3,387)	26,400	21,307
Inventories	-	(41,887)	(143,275)
Increase (decrease) in liabilities:
Trade accounts payable	49,790	126,222	719,478
Accounts payable to officers and directors	63,887	31,451	902,399
Accrued payroll and other expenses	120,854	38,019	683,253
Net cash used in operating activities	(201,381)	(373,085)	(6,521,008)

Cash flows from investing activities:
Purchase of fixed assets	(1,270)	(6,404)	(260,130)
Capitalization of software	-	-	(35,313)
Net cash used in investing activities	(1,270)	(6,404)	(295,443)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Continued)

Six months ended April 30, 2014 and April 30, 2013

And the Cumulative Period November 1, 2005 to April 30, 2014

(Unaudited)

			Cumulative period
			from
	Six months ended		November 1, 2005
	April 30,		to
	2014	2013	April 30, 2014
Cash flows from financing activities:
Bank overdraft	4,144	-	4,144
Principal payments on notes payable to stockholder	-	(22,500)	(1,301,800)
Proceeds from issuance of notes payable to a related party	54,000	-	1,214,600
Proceeds from issuance of notes and convertible notes payable	32,500	-	1,721,734
Proceeds from issuance of common stock	107,000	325,000	3,982,475
Net cash provided by financing activities	197,644	302,500	5,621,153

Net change in cash	(5,007)	(76,989)	(1,195,298)

Cash at beginning of period	5,007	90,132	1,195,298

Cash at end of period	$-	$13,143	$-

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$267	$11,256
Income taxes paid	$-	$1,600	$20,240

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$42,500	$-

Common stock issued in consideration for accounts payable and accrued payroll	$-	$20,400

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of April 30, 2014, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the six months ended April 30, 2014. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at April 30, 2014 and results of operations for the periods presented.

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

Michael W. Brennan

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Due to lack of funds, the Company has not made payments due Mr. Brennan since February 2013, each in the amount of $7,500. As of April 30, 2014, the principal balance due under the agreement amounted to $113,450 and, although Mr. Brennan originally waived interest on the note, the Company has accrued $15,126 in interest on that amount as of April 30, 2014.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Litigation

On or about November 12, 2013, a vendor filed suit in the Orange County California Superior Court for non-payment of $9,894 in fees for services rendered. In or around December 2013, the vendor received a default judgment in the case and on January 23, 2014 filed a lien against the Company with the California Secretary of State. An additional $3,125 was subsequently awarded to the vendor for costs and interests. The Company anticipates negotiating a payment schedule with this vendor.

On June 3, 2014, a vendor filed suit in the Orange County California Superior Court for non-payment of $10,070 in advertising fees. We have accrued $894 in interest on the unpaid balance and plan to work with the vendor on a payment arrangement.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of April 30, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Antidilution Liability

In fiscal 2012, the Company recorded a liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates. The liability is adjusted to reflect current fair market value at the end of each fiscal period. Due to the decline in the Company’s stock price, we recorded a gain of $42,043 and $18,630 at October 31, 2013 and April 30, 2014, respectively.

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

In November 2013, the Internal Revenue Service assessed a $36,414 penalty against the Company’s Chief Scientist, David Haavig, under the federal Trust Fund Recovery Act because the above payroll taxes were not reported and paid in a timely manner. The Company assumed the liability and has provided payment to the employee for indemnification. The Company’s Chief Financial Officer, Victor Hollander, may also be liable for the federal penalty, and the amount of such penalty, has not yet been determined. In the event that such a penalty is assessed against Mr. Hollander, the Company has determined that it will indemnify him for the related costs. As a result, the Company has recorded an additional $34,632 in interest expense as of April 30, 2014.

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

Accrued Payroll and Benefits consist of the above payroll taxes, salaries, wages, and vacation benefits earned by employees, but not disbursed as of April 30, 2014 and includes payroll earned, but unpaid to various employees between January 16, 2013 and April 30, 2014. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

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

New Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update [ASU] 2014-10, entitled Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for the first annual period beginning after Dec. 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after Dec. 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

The following table summarizes information about options granted under the Company’s equity compensation plans through April 30, 2014 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, options granted have contractual lives ranging from two to ten years and, in the case of an employee, vested options terminate 90 days after an employee leaves the Company. All of the options granted on November 19, 2013 vested in their entirety at the time of issuance. Of such options, 50,000 terminated in March 2014 due to an employee’s departure from the Company.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	4,400	$13.35	0.4	$—
Granted	400,000	.88	2.8
Exercised	—	—
Expired	(4,000)	7.69
Canceled	(50,000)	1.00
Outstanding at April 30, 2014	350,400	$.94	2.6	$—

Summary information about the Company’s options outstanding at April 30, 2014 is set forth in the table below. Options outstanding at April 30, 2014 expire between January and November 2016.

Range of Exercise Prices	Options Outstanding April 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable April 30, 2014	Weighted Average Exercise Price
$0.50	100,000	2.6	$0.50	100,000	$0.50
$1.00	250,000	2.6	$1.00	250,000	$1.00
$70.00	400	1.7	$70.00	400	$70.00
TOTAL:	350,400			350,400

As of April 30, 2014, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2013 and changes during the six months ended April 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	240,000	$0.90	1.9	$—
Granted	57,000	1.00	0.5
Exercised	—	—
Expired	(50,000)	1.00
Canceled	—	—
Outstanding at April 30, 2014	247,000	$0.90	1.5	$—

Summary information about the Company’s warrants outstanding at April 30, 2014 is set forth in the table below. Warrants outstanding at April 30, 2014 expire between May 2014 and June 2016.

Range of Exercise Prices	Warrants Outstanding April 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable April 30, 2014	Weighted Average Exercise Price
$0.50 - $1.00	247,000	1.5	$0.90	247,000	$0.90
	247,000			247,000

7.	Convertible Debentures

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

Between July 18, 2013 and January 9, 2014, the Company entered into three new Securities Purchase Agreements with the lender, for total proceeds of $117,500, and paid a total of $7,500 out of the proceeds of the notes to lender for legal fees and expenses related to the referenced agreements. The notes mature between April 22, 2014 and October 13, 2014 and are convertible into shares of common stock at a discount of 39% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, the Series I Notes are accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The notes were recorded at fair value, using the Binomial valuation model, and a derivative liability of $57,811 has been recorded for the fiscal period ended April 30, 2014. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

Pursuant to the terms of the Series I Notes, the Company instructed its stock transfer agent to reserve 2,400,000 shares of the Company’s common stock to be issued if the notes are converted. Between January 27, 2014 and April 23, 2014, the lender converted $42,500 of such notes, plus $1,700 in accrued interest, and received a total of 475,587 shares of common stock at conversion prices ranging from $0.065 to $0.2196 per share. The balance of 1,924,413 shares has been reserved, but is not considered as issued and outstanding. If the remaining Series I Notes had been converted as of April 30, 2014, the Company would have issued a total of 929,099 shares of common stock the value of which would exceed, by $47,951 the principal balance due on the notes.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The lender converted an additional $26,515 in Series I Notes in May and June, 2014. See Note 11 – “Subsequent Events.”

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

The fair value framework establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company measured the fair value of the Series 1 Note by using the Binomial Valuation model. As of April 30, 2014, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Note included an exercise price of $0.06 per share, a common share price of $0.10, a discount rate of 0.03% or 0.056%, and a volatility of 141%.

The anti-dilution liability is calculated by an approximate number of shares multiplied by the quoted market price of the Company’s common stock at the measurement date.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of April 30, 2014 (See also Note 7 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Anti-dilution liability	$4,728	$—	$—	$4,728
Derivative liability	$—	$—	$57,811	$57,811
Total	$4,728	$—	$57,811	$62,539

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2013 and for the six month period ended April 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2013	$75,557
Additions	31,615
Net gain included in earnings	(19,686)
Settlements	(29,675)
Balance April 30, 2014	$57,811

Other Convertible Notes

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount was fully amortized as of July 31, 2012. The Company has expensed $22,517 in accrued interest on the note as of April 30, 2014. If the note had been converted as of April 30, 2014, the Company would have issued a total of 845,149 shares of common stock the value of which would exceed, by $46,973 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At April 30, 2014 and October 31, 2013, without taking into effect any unamortized discounts, convertible debentures and Series 1 notes consisted of the following:

	April 30, 2014	October 31, 2013
Series 1 Notes, principal and interest at 8% maturing through October 13, 2014	$75,000	$85,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868
	139,368	149,868
Less current maturities	139,368	148,868

Long-term portion of Convertible and Series 1 notes payable	$—	$—

Of the above notes, $64,868 is currently due and payable. The Company’s outstanding notes mature as follows for the years ending October 31:

2014	$139,368
Thereafter	—
$139,368

8.	Notes Payable

At April 30, 2014 and October 31, 2013, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	April 30, 2014	October 31, 2013
		(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$113,450	$113,450

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2013.	52,000	52,000

Unsecured notes payable to officers and directors of the Company; principal and interest at 6% payable on demand	90,000	36,000
	255,450	201,450
Less current maturities	255,450	201,450

Long-term portion of notes payable	$—	$—

Of the above notes payable, $113,450 is the subject of a lawsuit brought against the Company by former officer and director, Michael Braining. The Company is currently negotiating with the holders of $52,000 of the above notes to either extend the maturity date or convert the notes into shares of common stock. The Company’s outstanding notes mature as follows for the years ending:

2014	$255,450
Thereafter	—
$255,450

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

On November 13, 2013, the Company’s Chief Scientist, David Haavig, purchased 100,000 shares of common stock for $0.50 per share, or $50,000.

On December 19, 2013, a major stockholder purchased 20,000 shares of common stock for proceeds of $10,000, or $0.50 per share. He received six-month warrants to purchase an additional 10,000 shares of common stock at $1.00 per share as part of the purchase transaction. On February 28, 2014, this same stockholder purchased an additional 30,000 shares of common stock at $0.50 per share and received a six-month option to purchase an additional 15,000 shares of common stock at $1.00 per share.

On April 7 and April 15, 2014, an unaffiliated stockholder purchased 20,000 and 4,000 shares of common stock, respectively, for $0.50 per share, or total proceeds of $12,000. The stockholder also received a warrant to purchase 12,000 shares of common stock at $1.00 per share.

Common Stock Issued in Cancellation of Debt

Between January 27, 2014 and April 23, 2014, the Company issued 475,587 shares of common stock to a lender upon conversion of $42,500 in convertible notes, plus $1,700 in accrued interest thereon, at prices ranging from $0.065 to $0.22 per share.

11.	Subsequent Events

Between May 1 and May 22, 2014, a member of the Board of Directors loaned the Company a total $10,000. The loans bear interest at 6% per annum and are payable on demand.

On May 12, 2014, a major stockholder purchased 20,000 shares of common stock at $0.50 per share and also received a warrant to purchase an additional 10,000 shares of common stock at $1.00 per share.

Between May 15, 2014 and June 9, 2014, the Company issued a total of 809,296 shares of common stock to a lender upon conversion of an aggregate of $26,515 in convertible notes at prices ranging from $0.0296 to $0.039 per share.

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

Results of Operations

References to fiscal 2014 and fiscal 2013 are for the six month period ended April 30, 2014 and 2013, respectively.

The Company had no sales revenue during the six months ended April 30, 2014 or 2013.

Research and development expenses for the six month period ended April 30, 2014 increased by $5,855 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The increase reflects the $80,348 expense related to the issuance of options to employees in November 2013 which was substantially offset by lower expenses for salaries, consulting and temporary labor, with moderate decreases in expenditures for marketing, computer supplies, license fees and trade shows. Conversely, research and development expenses for the three months ended April 30, 2014 decreased in fiscal 2014 by $20,970, reflecting the overall lower expenditures discussed above.

Sales, general and administrative expenses increased by $34,207 for the six months ended April 30, 2014 compared to the prior year period. The increase resulted from the expense associated with the issuance of options to various employees in November 2013 and was partially offset by a decrease in expenditures for salaries and related expenses, advertising, travel and entertainment expenses. The largest decrease was reflected in legal expenses as a result of the dismissal of the lawsuit brought against the Company in Texas by Alpine MIT Partners. Sales, general and administrative expenses, however, decreased by $121,346 for the three month period ended April 30, 2014 compared to the prior fiscal period in nearly all categories of expense, primarily legal fees and salaries and related expenditures.

The Company had no interest income during the six months ended April 30, 2014 as all available capital was utilized to sustain operations. Interest expense for the six month period ended April 30, 2014 increased by $152,081 compared to the prior period reflecting the cost of borrowings conducted by the Company commencing in July 2013.

For the six months ended April 30, 2014, the Company recognized $19,686 and $18,630 in non-cash gains due to certain convertible notes and anti-dilution provisions, respectively. These gains are a result of the Company’s accounting for these features at each measurement period.

The Company recorded no other income or expense for the six month periods ended April 30, 2014 and 2013.

The Company recorded the minimum state income tax provision in fiscal 2014 and 2013 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At April 30, 2014, the Company had a working capital deficit of $1,391,318. This represents a working capital decrease of $282,479 compared to that reported at October 31, 2013. The decrease primarily reflects overall increases in current liabilities, i.e., accounts payable, accrued payroll, notes and convertible debentures payable, while utilizing available cash for operating activities.

Our only source of cash during the six months ended April 30, 2014 has been from the sale of common stock totaling $107,000 and $84,000 in net short term loans. Management estimates that it utilized $31,800 per month in working capital on operations for the six months ended April 30, 2014, compared to the approximate $53,200 per month expended during the six month period ended April 30, 2013.

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

On or about November 12, 2013, the Company was served with a Complaint brought in the Superior Court of Orange County, California by a vendor for non-payment of $9,894 in services performed and received a default judgment against the Company in December 2013. On January 23, 2014, the vendor filed a lien against the Company with the California Secretary of State. An additional $3,125 was subsequently awarded to the vendor for costs and interests. The Company anticipates negotiating a payment schedule with this vendor

On June 3, 2014, a vendor filed suit against the Company in the Orange County California Superior Court seeking payment for $10,070 in unpaid advertising fees, plus interest. We anticipate negotiating with the vendor to establish a payment plan.

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

On February 28, 2014, the Company issued 30,000 shares of common stock and a six-month warrant to purchase 15,000 shares of common stock at $1.00 to a major stockholder for proceeds of $15,000.

On April 7, 2014 and April 15, 2014, the Company issued 20,000 and 4,000 shares of common stock, respectively, to an unaffiliated stockholder for proceeds totaling $12,000, or $0.50 per share. As additional consideration, the stockholder received a six-month warrant to purchase an additional 12,000 shares of common stock at $1.00 per share.

Between January 27, 2014 and April 23, 2014, a lender converted a $42,500 principal loan, plus $1,700 in accrued interest, into 475,587 shares of common stock at prices ranging from $0.065 to $0.22 per share.

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

Dated: June 16, 2014	MICRO IMAGING TECHNOLOGY, INC.

	By:	/S/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

