Form 10-Q
period 2014-07-31
MICRO IMAGING TECHNOLOGY, INC.
filed 2014-09-15
CIK 808015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014	Commission file number 0-16416

MICRO IMAGING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0056212
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

At September 10, 2014, there were 9,014,498 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Micro Imaging Technology, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

July 31, 2014 (Unaudited) and October 31, 2013 (Audited)

	July 31, 2014	October 31, 2013

ASSETS
Current assets:
Cash	$-	$5,007
Inventories	67,487	67,487
Prepaid expenses	4,284	897
Total current assets	71,771	73,391

Fixed assets, net	75,054	111,570

Total assets	$146,825	$184,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Bank overdraft	$746	$-
Notes payable to stockholder, net of unamortized discount of $0 and $844 in 2014 and 2013, respectively	298,172	200,606
Convertible notes payable, net of unamortized discount of $8,446 and $60,050 in 2014 and 2013, respectively	93,182	89,818
Accounts payable - trade	393,712	336,372
Accounts payable to officers and directors	240,601	131,472
Accrued payroll	392,019	244,031
Derivative liability	26,314	75,557
Anti-dilution liability	1,401	23,358
Other accrued expenses	99,154	81,016
Total current liabilities	1,545,301	1,182,230

Long-term liabilities:
Redeemable convertible preferred stock, $0.01 par value; 5,200 shares authorized, issued and outstanding at July 31, 2014 and October 31, 2013, respectively	26,000	26,000
Total long-term liabilities	26,000	26,000

Total liabilities	1,571,301	1,208,230

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,670,814 and 5,153,027 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	76,708	51,531
Additional paid-in capital	45,839,872	45,335,031
Accumulated deficit	(47,341,056)	(46,409,831)
Total stockholders’ (deficit)	(1,424,476)	(1,023,269)
Total liabilities and stockholders’ (deficit)	$146,825	$184,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Nine months ended July 31, 2014 and July 31, 2013

(Unaudited)

	Three months ended		Nine months ended
	July 31,		July 31,
	2014	2013	2014	2013

Operating costs and expenses:
Research and development	$85,223	$102,851	$339,457	$351,230
Sales, general and administrative	69,870	121,475	441,294	458,692

Total operating expenses	155,093	224,326	780,751	809,922

Loss from operations	(155,093)	(224,326)	(780,751)	(809,922)

Other income (expense):
Interest income	-	-	-	13
Interest expense	(30,747)	(16,038)	(194,843)	(28,053)
Gain on derivative instruments	4,326	2,311	24,012	2,311
Gain on anti-dilution provision	3,327	-	21,957	-
Other income (expense), net	-	(2,616)	-	(2,616)
Total other income (expense), net	(23,094)	(16,343)	(148,874)	(28,345)

Loss from operations:
Before provision for income tax	(178,187)	(240,669)	(929,625)	(838,267)
Provision for income tax	-	-	(1,600)	(1,600)
Net loss	(178,187)	(240,669)	(931,225)	(839,867)
Net loss attributable to:
Non-controlling interest	(19,869)	(28,648)	(91,464)	(111,700)
Micro Imaging Technology, Inc. stockholders	(158,318)	(212,021)	(839,761)	(728,167)
Net loss	$(178,187)	$(240,669)	$(931,225)	$(839,867)

Net loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.13)	$(0.17)

Shares used in computing net loss per share, basic and diluted	6,730,049	4,995,291	6,907,606	4,828,493

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine months ended July 31, 2014 and July 31, 2013

(Unaudited)

	Nine months ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(931,225)	$(839,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,379	37,766
Change in value of derivatives	(24,012)	(2,311)
Change in anti-dilution liability	(21,957)	-
Amortization of costs and fees related to convertible debentures	89,214	11,798
Common stock issued to officers, directors and consultants for services	-	993
Non-cash compensation for stock options and warrants	260,282	-
Interest expense related to beneficial conversion feature	-	(1,980)

(Increase) decrease in assets:
Related party receivables	-	15,269
Prepaid expenses	(3,387)	26,400
Inventories	-	(41,887)
Increase (decrease) in liabilities:
Trade accounts payable	57,340	161,369
Accounts payable to officers and directors	109,129	46,746
Accrued payroll and other expenses	166,125	106,490
Net cash used in operating activities	(252,112)	(479,214)

Cash flows from investing activities:
Purchase of fixed assets	(9,863)	(6,404)
Net cash used in investing activities	(9,863)	(6,404)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Micro Imaging Technology, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

Nine months ended July 31, 2014 and July 31, 2013

(Unaudited)

	Nine months ended
	July 31,
	2014	2013
Cash flows from financing activities:
Bank overdraft	746	-
Principal payments on notes payable to stockholder	-	(24,400)
Proceeds from issuance of notes payable to a related party	96,722	17,900
Proceeds from issuance of notes and convertible notes payable	32,500	42,500
Proceeds from issuance of common stock	127,000	360,000
Net cash provided by financing activities	256,968	396,000

Net change in cash	(5,007)	(89,618)

Cash at beginning of period	5,007	90,132

Cash at end of period	$-	$514

Supplemental Disclosure of Cash Flow Information

Interest paid	$36,946	$271
Income taxes paid	$1,600	$1,600

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes payable to shares of common stock	$84,190	$-

Common stock issued in consideration for accounts payable and accrued payroll	$-	$20,400

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

Micro Imaging Technology, Inc. (the “Company”), a California corporation, is a holding company whose operations are conducted through its Nevada subsidiary, Micro Imaging Technology (“MIT”). As of July 31, 2014, the Company owned eighty point seven percent (80.7%) of the issued and outstanding stock of MIT.

The losses incurred to date which are applicable to the minority stockholders of the Company’s consolidated subsidiary, MIT, exceed the value of the equity held by the minority stockholders. Such losses have been allocated to the Company as the majority stockholder and are included in the net loss and accumulated deficit in the condensed consolidated financial statements for the nine months ended July 31, 2014. Any future profits reported by our subsidiary will be allocated to the Company until the minority’s share of losses previously absorbed by the Company have been recovered.

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

Micro Imaging Technology, Inc. (Company) is a business whose planned principal operations are the design, engineering and manufacturing the MIT 1000 System, an optically-based, software driven system that can detect and identify pathogenic bacteria in rapid time. The Company is currently conducting research activities to operationalize patented technology that the Company owns and to develop certain software Identifiers in order to market its MIT 1000 system for the identification of various pathogens such as Listeria, E. Coli STAPHYLOCOCCUS ENTERITIDIS (STAPH) and Salmonella.

Since April 2006, the Company has leased a 4,100 sq. ft. facility in San Clemente, California, which houses all of its employees and research and development activities. The Company is also in the process of raising additional capital from loans and/or the sale of equity to support the continuation of its development activities to begin marketing the MIT 1000 system as soon as possible.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize its current technology before another company develops similar technology and software.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments which management believes are necessary for a fair presentation of the Company’s financial position at July 31, 2014 and results of operations for the periods presented.

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

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Michael W. Brennan

Concurrent with his April 13, 2012 resignation as Chairman of the Board of Directors and Chief Executive Officer, the Company agreed to repay a total of $160,000 in principal loans, $24,339 in accrued interest and $13,120 in unpaid fees and expenses due Michael Brennan over a 25-month payment schedule commencing May 1, 2012. Due to lack of funds, the Company has not made payments due Mr. Brennan since February 2013, each in the amount of $7,500. As of July 31, 2014, the principal balance due under the agreement amounted to $113,450 and, although Mr. Brennan originally waived interest on the note, the Company has accrued $16,842 in interest on that amount as of July 31, 2014.

On or about October 4, 2013, Mr. Brennan filed a lawsuit in the California Superior Court of Los Angeles for breach of contract for failure to pay monies due him under the above 2012 agreement. The lawsuit seeks $123,509 in principal damages, plus interest, costs and attorney fees. The Company has filed an answer to the complaint and is contesting the amount due Mr. Brennan. This lawsuit is currently in the discovery phase and is scheduled to go to trial in late September 2014.

See also Note 11 – “Subsequent Events.”

Other Litigation

On or about November 12, 2013, a vendor filed suit in the Orange County California Superior Court for non-payment of $9,894 in fees for services rendered. In or around December 2013, the vendor received a default judgment in the case and on January 23, 2014 filed a lien against the Company with the California Secretary of State. An additional $3,125 was subsequently awarded to the vendor for costs and interests. In June 2014, the plaintiff levied the Company’s bank account in the sum of $4,342. The Company is attempting to negotiate a payment schedule with this vendor for the remainder of the amount due.

On June 3, 2014, a vendor filed suit in the Orange County California Superior Court for non-payment of $10,070 in advertising fees. On or around July 11, 2014, the vendor received a default judgment in the case and an additional $1,550 was subsequently awarded to the vendor for costs and interests. The Company anticipates negotiating a payment schedule with this vendor.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of July 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Antidilution Liability

In fiscal 2012, the Company recorded a liability to allow for the possible dilutive impact of equity issuances that alter or effect conversion or exchange rates existing on the various dates of conversion or exercise of securities having adjustable conversion rates. The liability is adjusted to reflect current fair market value at the end of each fiscal period. Due to the decline in the Company’s stock price, we recorded a gain of $42,043 and $21,957 at October 31, 2013 and July 31, 2014, respectively.

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

In November 2013, the Internal Revenue Service assessed a $36,414 penalty against the Company’s Chief Scientist, David Haavig, under the federal Trust Fund Recovery Act because the above payroll taxes were not reported and paid in a timely manner. The Company assumed the liability and has provided payment to the employee for indemnification. The Company’s Chief Financial Officer, Victor Hollander, may also be liable for the federal penalty, and the amount of such penalty, has not yet been determined. In the event that such a penalty is assessed against Mr. Hollander, the Company has determined that it will indemnify him for the related costs. As a result, the Company has recorded an additional $34,632 in interest expense as of July 31, 2014.

Estimated state penalties and interest of $4,316 on the above late filings were accrued. A Notice of Tax Lien for a portion of the taxes due was filed by the State of California on November 9, 2012 in the amount of $8,206, including penalty and interest. In October 2013, the California tax authority levied the Company’s account in the sum of $13,807 with an additional levy of $5,451 in November 2013. On December 17, 2013, the Company entered into an installment agreement with the California tax authority to pay $304 per month commencing January 27, 2014. A total of $1,518 was paid under this arrangement when the Company failed to make required monthly payment in June 2014. On or about July 14, 2014, the State of California levied the Company’s account for an additional $1,132 and the estimated remaining balance of $4,200 remains due to the state.

Accrued Payroll and Benefits consist of the above payroll taxes, salaries, wages, and vacation benefits earned by employees, but not disbursed as of July 31, 2014 and includes payroll earned, but unpaid to various employees between January 16, 2013 and July 31, 2014. Accrued Payroll also includes the above estimated penalties and interest due on such unpaid payroll taxes. Liability for vacation benefits is accrued when earned monthly and reduced when taken. At the end of each fiscal period, the balance in the accrued vacation benefits liability account is adjusted to reflect current pay rates. Annual leave earned but not taken is considered an unfunded liability since this leave will be funded from future appropriations when it is actually taken by employees.

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

New Accounting Pronouncements

During the period ended July 31, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. Set forth below are the more significant pronouncements.

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

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014 the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU effective for the nine months ended July 31, 2014 and believes that it has not had a material impact on our financial statements.

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

The following table summarizes information about options granted under the Company’s equity compensation plans through July 31, 2014 and otherwise to employees, directors and consultants of the Company. Generally, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Typically, options granted have contractual lives ranging from two to ten years and, in the case of an employee, vested options terminate 90 days after an employee leaves the Company. All of the options granted on November 19, 2013 vested in their entirety at the time of issuance. Of such options, 50,000 terminated in March 2014 and 25,000 terminated in June 2014 due to voluntary terminations by two employees.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	4,400	$13.35	0.4	$—
Granted	400,000	0.88	2.8
Exercised	—	—
Expired	(4,000)	7.69
Canceled	(75,000)	1.00
Outstanding at July 31, 2014	325,400	$0.93	2.3	$—

Summary information about the Company’s options outstanding at July 31, 2014 is set forth in the table below. Options outstanding at July 31, 2014 expire between January and November 2016.

Range of Exercise Prices	Options Outstanding July 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable July 31, 2014	Weighted Average Exercise Price
$0.50	100,000	2.6	$0.50	100,000	$0.50
$1.00	225,000	2.3	$1.00	225,000	$1.00
$70.00	400	1.7	$70.00	400	$70.00
TOTAL:	325,400			325,400

As of July 31, 2014, all outstanding options had fully vested and there was no estimated unrecognized compensation from unvested stock options.

The following table summarizes the information relating to warrants granted to non-employees as of October 31, 2013 and changes during the nine months ended July 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	240,000	$0.90	1.9	$—
Granted	67,000	1.00	0.5
Exercised	—	—
Expired	(80,000)	1.00
Canceled	—	—
Outstanding at July 31, 2014	227,000	$0.89	1.4	$—

Summary information about the Company’s warrants outstanding at July 31, 2014 is set forth in the table below. Warrants outstanding at July 31, 2014 expire between May 2014 and June 2016.

Range of Exercise Prices	Warrants Outstanding July 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable July 31, 2014	Weighted Average Exercise Price
$0.50 - $1.00	227,000	1.4	$0.89	227,000	$0.89
	227,000			227,000

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Convertible Debentures

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

Between July 18, 2013 and January 9, 2014, the Company entered into three new Securities Purchase Agreements with the lender, for total proceeds of $117,500, and paid a total of $7,500 out of the proceeds of the notes to lender for legal fees and expenses related to the referenced agreements. The notes mature between April 22, 2014 and October 13, 2014 and are convertible into shares of common stock at a discount of 39% of the average of the lowest three closing bid prices of the common stock during the ten trading days prior to the conversion date. The Series I Notes contain a provision requiring an adjustment to the conversion price of the note in the event the Company issues or sells any shares of common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such conversion price. Accordingly, the Series I Notes are accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. The notes were recorded at fair value, using the Binomial valuation model, and a derivative liability of $26,314 has been recorded for the fiscal period ended July 31, 2014. This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations under “Other Income (Expense)”.

In July 2014, the lender notified the Company that it had defaulted on the terms of its outstanding notes for failure to pay the remaining $6,900 principal balance due on a note that had matured as of June 20, 2014. The terms of the notes provided that the lender receive a 50% increase in the principal balance of any outstanding notes at the time of any such default. Consequently, the lender penalized the Company $3,450 on the remaining balance of that particular note and agreed to waive the penalty on a $32,500 principal note outstanding at that time.

Pursuant to the terms of the Series I Notes, the Company initially instructed its stock transfer agent to reserve 2,400,000 shares of the Company’s common stock to be issued if the notes are converted. Between January 27, 2014 and July 31, 2014, the lender converted $84,190 of such notes, plus $1,700 in accrued interest, and received a total of 1,950,454 shares of common stock at conversion prices ranging from $0.079 to $0.018 per share. The balance of 449,546 shares was reserved as of July 31, 2014. On August 19, 2014, the Company instructed its transfer agent to reserve an additional 2,000,000 shares of common stock to cover future conversions of notes. Shares held in reserve are not considered as issued and outstanding. If the remaining Series I Notes had been converted as of July 31, 2014, the Company would have issued a total of 3,242,598 shares of common stock the value of which would exceed, by $33,892 the principal balance due on the notes.

The lender converted an additional $14,945 in Series I Notes in August 2014. See Note 11 – “Subsequent Events.”

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

The Company measured the fair value of the Series 1 Note by using the Binomial Valuation model. As of July 31, 2014, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Note included an exercise price of $0.0183 per share, a common share price of $0.03, a discount rate of 0.02% or 0.03%, and a volatility of 141% or 183%.

The anti-dilution liability is calculated by an approximate number of shares multiplied by the quoted market price of the Company’s common stock at the measurement date.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of July 31, 2014 (See also Note 7 – Convertible Debentures – “Series 1 Notes”):

	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Anti-dilution liability	$1,401	$—	$—	$1,401
Derivative liability	$—	$—	$26,314	$26,314
Total	$1,401	$—	$26,314	$27,715

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended October 31, 2013 and for the nine month period ended July 31, 2014:

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance October 31, 2013	$75,557
Additions	31,615
Net gain included in earnings	(24,012)
Settlements	(56,846)
Balance July 31, 2014	$26,314

Other Convertible Notes

On November 10, 2010, the Company entered into a convertible note for $64,868 with a stockholder. The Note matured on May 31, 2012 and bears interest at the rate of ten percent (10%) per annum. The Note is convertible into shares of common stock at a forty two percent (42%) discount to the average of the lowest three (3) closing bid prices of the common stock during the ten (10) trading days prior to the conversion date. The note holder may convert any or all of the unpaid principal note prior to the maturity date. The Company calculated the intrinsic value of the conversion feature to be $46,973 as of the date of issuance of the debentures using the same criteria as noted above, which amount was fully amortized as of 2012. The Company has expensed $24,152 in accrued interest on the note as of July 31, 2014. If the note had been converted as of July 31, 2014, the Company would have issued a total of 4,172,186 shares of common stock the value of which would exceed, by $46,973 the principal balance due on the note. The Company is currently negotiating with the lender to settle or renegotiate the Note.

At July 31, 2014 and October 31, 2013, without taking into effect any unamortized discounts, convertible debentures and Series 1 notes consisted of the following:

	July 31, 2014	October 31, 2013
Series 1 Notes, principal and interest at 8% maturing through October 13, 2014	$36,760	$85,000

Convertible note payable to stockholder; principal and interest at 10% due on May 31, 2012.	64,868	64,868
	101,628	149,868
Less current maturities	101,628	149,868

Long-term portion of Convertible and Series 1 notes payable	$—	$—

Of the above notes, $69,128 was past due as of July 31, 2014. The Company’s outstanding notes mature as follows for the year ending October 31:

2014	$101,628
Thereafter	—
$101,628

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Notes Payable

At July 31, 2014 and October 31, 2013, without taking into effect any unamortized discounts, notes payable to an officer and to stockholders consisted of the following:

	July 31, 2014	October 31, 2013
		(Audited)
Unsecured, interest-free convertible notes payable to former officer/director of the Company; principal due on payment schedule through May 2014.	$113,450	$113,450

Unsecured convertible note payable to various stockholders; principal and interest at 6% due between December 9, 2010 and March 31, 2013.	52,000	52,000

Unsecured notes payable to officers and directors of the Company; principal and interest at 6% payable on demand	132,722	36,000
	298,172	201,450
Less current maturities	298,172	201,450

Long-term portion of notes payable	$—	$—

Of the above notes payable, $113,450 is the subject of a lawsuit brought against the Company by former officer and director, Michael Brennan. The Company is currently negotiating with the holders of $52,000 of the above notes to either extend the maturity date or convert the notes into shares of common stock. The Company’s outstanding notes mature as follows for the years ending:

2014	$298,172
Thereafter	—
$298,172

9.	Employee Retirement Plan

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

Common Stock Issued in Private Placement Transactions

Between November 8, 2013 and December 13, 2013, the Company entered into Subscription Agreements with a major stockholder to purchase a total of 40,000 shares of the Company’s common stock at $0.50 per share, for a total of $20,000. As additional consideration, the purchaser was granted six-month options to purchase an additional 20,000 shares of common stock at $1.00 per share. These warrants expired by their terms as of June 13, 2014. On June 30, 2014, this same stockholder purchased an additional 333,333 shares of common stock at $0.03 per share for proceeds to the Company of $10,000. No warrants were issued pursuant to this latest subscription.

On November 13, 2013, the Company’s Chief Scientist, David Haavig, purchased 100,000 shares of common stock for $0.50 per share, or $50,000.

MICRO IMAGING TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Between December 19, 2013 and May 12, 2014, a major stockholder purchased 70,000 shares of common stock for proceeds of $35,000, or $0.50 per share. He received six-month warrants to purchase an additional 35,000 shares of common stock at $1.00 per share as part of the purchase transactions. In May 2014, 10,000 of such warrants expired by their terms.

On April 7 and April 15, 2014, an unaffiliated stockholder purchased 20,000 and 4,000 shares of common stock, respectively, for $0.50 per share, or total proceeds of $12,000. The stockholder also received a warrant to purchase 12,000 shares of common stock at $1.00 per share.

Common Stock Issued in Cancellation of Debt

Between January 27, 2014 and July 23, 2014, the Company issued 1,950,454 shares of common stock to a lender upon conversion of $84,190 in convertible notes, plus $1,700 in accrued interest thereon, at prices ranging from $0.018 to $0.22 per share.

11.	Subsequent Events

Between August 8 and August 28, 2014, a member of the Board of Directors loaned the Company $16,000. The loans bear interest at 6% per annum and are payable on demand.

On August 20, 2014, the Company filed a Complaint in the United States District Court for the Central District of California in Los Angeles, California against former Director and President, Michael W. Brennan, for alleged violations of state and federal securities laws dealing with the sale of the Company’s common stock. The suit alleges that Mr. Brennan breached his fiduciary duty to the Company by failing to report certain sales of the Company’s securities and gained profits from such stock sales that were required to be paid to the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The suit seeks to recover compensatory damages and all profits improperly realized by Mr. Brennan together with costs and attorneys’ fees.

Between August 4 and September 4, 2014, the Company issued a total of 1,093,684 shares of common stock to a lender upon conversion of an aggregate of $14,945 in convertible notes at prices ranging from $0.012 and $0.015 per share.

On August 25, 2014, the Company’s landlord filed a complaint for unlawful detainer in the Superior Court of Orange County, California for unpaid rent in the sum of $7,790. As of September 10, 2014, the Company had paid the delinquent rent to the landlord, along with legal fees and late payment penalties assessed.

Between August 27 and August 29, 2014, an unaffiliated stockholder purchased 250,000 shares of common stock for $0.04 per share, or total proceeds of $10,000.

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

Results of Operations

References to fiscal 2014 and fiscal 2013 are for the nine month period ended July 31, 2014 and 2013, respectively.

The Company had no sales revenue during the nine months ended July 31, 2014 or 2013.

Research and development expenses for the nine month period ended July 31, 2014 decreased by $11,773 compared to the prior year. These expenses arose from the program which the Company initiated in December 1997 to develop the micro imaging technology for detecting and identifying contaminants in fluids. The decrease reflects lower expenses overall, particularly for salaries, consulting and temporary labor. The decrease was substantially offset by the issuance of options to employees in November. Research and development expenses for the three months ended July 31, 2014 decreased in fiscal 2014 by $17,628, reflecting the overall lower expenditures discussed above.

Sales, general and administrative expenses decreased by $17,398 for the nine months ended July 31, 2014 compared to the prior year period. The decrease resulted from lower expenditures for salaries and related expenses, advertising, travel and entertainment expenses. The decrease was partially offset by issuance of options to various employees in November 2013. The largest decrease was reflected in legal expenses as a result of the dismissal in March 2013 of the lawsuit brought against the Company in Texas by Alpine MIT Partners. Sales, general and administrative expenses decreased by $51,605 for the three month period ended July 31, 2014 compared to the prior fiscal period in nearly all categories of expense, primarily legal fees and salaries and related expenditures.

The Company had no interest income during the nine months ended July 31, 2014 as all available capital was utilized to sustain operations. Interest expense for the nine month period ended July 31, 2014 increased by $166,790 compared to the prior period reflecting the cost of borrowings conducted by the Company commencing in July 2013.

For the nine months ended July 31, 2014, the Company recognized $24,012 and $21,957 in non-cash gains due to certain convertible notes and anti-dilution provisions, respectively. These gains are a result of the Company’s accounting for these features at each measurement period.

The Company recorded no other income or expense for the nine month periods ended July 31, 2014 compared to a $2,616 expense in fiscal 2013 for business property taxes.

The Company recorded the minimum state income tax provision in fiscal 2014 and 2013 as the Company had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

At July 31, 2014, the Company had a working capital deficit of $1,473,530. This represents a working capital decrease of $364,691 compared to that reported at October 31, 2013. The decrease primarily reflects overall increases in current liabilities, i.e., accounts payable, accrued payroll, notes and convertible debentures payable, while utilizing available cash for operating activities.

Our only source of cash during the nine months ended July 31, 2014 has been from the sale of common stock totaling $127,000 and $126,722 in net short term loans. Management estimates that it utilized $27,600 per month in working capital on operations for the nine months ended July 31, 2014, compared to the approximate $47,000 per month expended during the nine month period ended July 31, 2013.

Plan of Operation

Our independent registered public accounting firm has included an explanatory paragraph in its report on the financial statements for the year ended October 31, 2013 which raises substantial doubt about our ability to continue as a going concern.

The Company is in the process of identifying commercial, technical and scientific partners that can aid in advancing the MIT expertise, provide external endorsements of the technology, and accelerate introduction to the market. This strategy is dependent upon our ability to identify and attract the right customers and partners over the next nine month period and to secure sufficient additional working capital in a timely manner. There can be no assurances that our efforts will be successful or that the Company will be able to raise sufficient capital to implement our plans or to continue operations.

In June 2009, the Company received Performance Test Method (PTM) Certification from the Association of Advanced Communities Research Institute (AOAC RI) for its IdentifierTM for the Listeria bacteria species, a rare but lethal food-borne infection. In 2012, the Company’s protocols for testing the pathogens E. Coli and Salmonella were accepted by the AOAC so that, once it has completed internal testing procedures, the Company will also apply for AOAC PTM Certification for those additional pathogens. When certified for the two additional pathogenic bacteria identification processes, the Company’s System will have the proven capability of identifying over 90 percent of all bacteria-causing, food-related illnesses.

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

In July 2014, the Company announced that the MIT 1000 System can also identify Salmonella enterica serotype Choleraesuis. S. Choleraesuis is a non-typhoid strain that is a serious cause of foodborne infection. It also shows a higher predilection for causing bacteremia (bacteria in the blood) in humans by entering blood vessels through the stomach wall. The completion of this Identifier demonstrates the sensitivity of this non-biological bacterial identification technology. This new Identifier gives the MIT 1000 the ability to identify a serotype of the species Salmonella enterica. A serotype is a distinct variation within a species that has cell surface antigens that differ from other serotypes of the same species; that is a very small difference. Other Identifiers give the MIT 1000 the ability to identify Listeria genus and Staphylococcus genus where each genus consists of multiple species, some of which can be pathogenic.”

The Staph and Salmonella Identifiers are available now and the Company plans to submit them for AOAC certification as soon as possible.

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

In the opinion of management, funds anticipated from forthcoming loans and equity sales are expected to satisfy our working capital requirements through September 2014. However, no assurances can be given that the Company will secure additional financing or revenues in a timely manner, if at all, or that such funds would be sufficient to achieve our intended business objectives.

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

On or about October 4, 2013, former President, Michael Brennan, filed a lawsuit in the California Superior Court of Los Angeles for breach of contract for failure to pay monies due him under an agreement executed in April 2012 at the time of his resignation. The lawsuit seeks $123,509 in principal damages, interest, costs and attorney fees. The Company has contested the amount due Mr. Brennan and the matter is scheduled for trial in late September 2014.

On or about November 12, 2013, the Company was served with a Complaint brought in the Superior Court of Orange County, California by a vendor for non-payment of $9,894 in services performed and received a default judgment against the Company in December 2013. On January 23, 2014, the vendor filed a lien against the Company with the California Secretary of State. An additional $3,125 was subsequently awarded to the vendor for costs and interests. The vendor levied the Company’s bank account in July 2014 in the sum of $4,342. The Company anticipates negotiating a payment schedule with this vendor for the balance due.

On June 3, 2014, a vendor filed suit against the Company in the Orange County California Superior Court seeking payment for $10,070 in unpaid advertising fees, plus interest. A default judgment was awarded the vendor in July 2014 and costs of $1,550 were assessed against the Company. We anticipate negotiating with the vendor to establish a payment plan.

On August 20, 2014, the Company filed a lawsuit against Michael Brennan, former Director and President, in the U.S. District Court in Los Angeles for alleged breach of fiduciary duty as a result of selling shares of the Company’s common stock while he was an officer and director. The lawsuit alleges that Mr. Brennan failed to disclose sales that he made of the Company’s stock and that he was required to turn over all profits that he made on certain sales to the Company.

Item 2. Changes in Securities

On November 8, 2013, the Company issued 20,000 shares of common stock and a six-month warrant to purchase 10,000 shares of common stock at $1.00 per share to a major stockholder of the Company, for proceeds of $10,000. On December 13, 2013, this same stockholder purchased an additional 20,000 shares of common stock at $0.50 per share and received an additional six-month warrant to purchase 10,000 shares of common stock at $1.00 per share. On June 30, 2014, this shareholder purchased 333,333 shares of common stock for $0.03 per share, or a total of $10,000.

On November 13, 2013, the Company’s Chief Scientist purchased 100,000 shares of common stock for proceeds of $50,000, or $0.50 per share.

On December 19, 2013, the Company issued 20,000 shares of common stock and a six-month warrant to purchase 10,000 shares of common stock at $1.00 per share to a major stockholder of the Company, for proceeds of $10,000. On February 28, 2014, this same stockholder purchased an additional 30,000 shares of common stock and a six-month warrant to purchase 15,000 shares of common stock for proceeds of $15,000. This shareholder purchased an additional 20,000 shares of common stock on May 12, 2014 for $0.50 per share and received six-month warrants to purchase 10,000 shares of common stock at $1.00 per share.

On April 7, 2014 and April 15, 2014, the Company issued 20,000 and 4,000 shares of common stock, respectively, to an unaffiliated stockholder for proceeds totaling $12,000, or $0.50 per share. As additional consideration, the stockholder received a six-month warrant to purchase an additional 12,000 shares of common stock at $1.00 per share.

Between January 27, 2014 and July 23, 2014, a lender converted a total of $84,190 principal loan, plus $1,700 in accrued interest, into 1,950,454 shares of common stock at prices ranging from $0.018 to $0.22 per share.

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

Dated: September 15, 2014	MICRO IMAGING TECHNOLOGY, INC.

	By:	/S/ Victor A. Hollander
Victor A. Hollander
(Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer)

